Form 10-Q
period 1996-03-31
KSW INC
filed 1996-05-15
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-27290

                                    KSW, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                       11-3191686
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification Number)

          37-16 23rd Street, Long Island City, New York         11101
         (Address of principal executive offices)             (Zip Code)

                                  718-361-6500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Outstanding
                  Class                                       March 31, 1996
         Common stock, $.01 par value                           5,500,026

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS                    Page No.

PART 1   FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed  Consolidated  Balance  Sheet -                           3
          March 31, 1996 and December 31, 1995

        Condensed Consolidated  Statements of Operation                     4
          Three months ended March 31, 1996 and 1995

        Condensed  Consolidated  Statements  of  Cash  Flows -              5
           Three months ended March 31, 1996 and 1995

        Notes to Condensed Consolidated Financial Statements                6


Item 2. Management's Discussion and Analysis of                             7
          Financial Condition and Results of Operation

PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                       10

Item 6.           Exhibits and Reports on Form 8-K.                       10

SIGNATURES                                                                11

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     March 31, 1996    December 31, 1995
ASSETS

Current assets:
   Cash and cash equivalents                           $    3,282        $        5,124
   Accounts receivable, less allowance
     for doubtful accounts of $300 at
      March 31, 1996 and December 31, 1995                  4,209                 4,783
   Retainage receivable                                     3,862                 3,355
   Costs and estimated earnings in excess of                   -                      -
     billings on uncompleted contracts                      1,812                 1,513
   Prepaid expenses and other                                 593                   455
                                                           ------                ------
      Total current assets                                 13,758                15,230

Property and equipment, net of accumulated
   depreciation of $537 and $464 at
     March 31, 1996 and December 31, 1995
      respectively                                           720                    733

Other Assets:
   Goodwill, net of accumulated amortization
     of $597 and $559 at March 31, 1996 and
       December 31, 1995, respectively                     4,393                  4,43l
   Other                                                      34                     37
                                                           -----                  -----
   Total Assets                                       $   18,905             $   20,431
                                                   -------------         --------------

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Account payable                                   $    4,240             $     3,561
   Retainage payable                                      3,350                   3,335
   Accrued payroll and related benefits                     450                     971
   Accrued expenses                                         203                     539
   Due to contractor                                         -                    1,264
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                      317                     632
                                                          -----                  ------
        Total current liabilities                         8,560                  10,302
                                                          -----                  ------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,500,026 and 5,200,026 shares issued
       and outstanding at March 31, 1996 and December
         31, 1995, respectively                              55                      52
   Additional paid-in capital                             9,897                   9,450
   Retained earnings                                        393                     627
                                                          -----                   -----
       Total stockholders' equity                        10,345                  10,129
                                                 --------------            ------------

                                                 $       18,905          $       20,341
                                                 --------------            ------------

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                   Three Months              Three Months
                                                  Ended March 31, 1996    Ended March 31, 1995

Revenues
   Contracts                                   $         8,630            $         6,660
   Fees from Sellers                                       158                        785
   Interest                                                 49                         48
                                                         -----                    -------
                                                         8,837                      7,493

Direct costs                                             8,135                      6,713
                                                         -----                      -----
Gross profit                                               702                        780

Selling, general and administrative expenses             1,139                        927
Interest                                                     2                          0
                                                         -----                   --------
Loss before provision for income taxes                    (439)                      (147)

Provision for income taxes                                (205)                     (  69)
                                                        ------                     ------
Net loss                                              $   (234)           $         (  78)
                                                         =====                     ======
Net loss per common share                             $  ( .04)          $         (  .01)
                                                        ======                    =======
Weighted average common shares outstanding           5,579,438                  7,800,000

Fully diluted loss per common share                   $  ( .04)                  $  ( .01)
                                                        ======                     ======
Fully diluted average common shares                  5,677,299                  7,800,000

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Three Months            Three Months
                                                     Ended March 31, 1996     Ended March 31, 1995

Cash flows from operating activities:
   Net loss                                            $         (234)          $       (78)
   Adjustments to reconcile net income
     to cash provided by operating
       activities:
         Depreciation and amortization                            111                    92
         Changes in operating assets
           and liabilities:
            Accounts and retainage receivable                      67               ( 4,350)
            Costs and estimated earnings in
               excess of billings on uncompleted
           contracts                                             (299)                 (577)
            Prepaid expenses and other                           (135)                  (94)
            Accounts and retainage payable                        694                 2,815
            Accrued salaries and related benefits                (521)                 (514)
            Accrued expenses                                     (336)                   46
            Due to contractor                                  (1,264)                 (413)
            Billings in excess of costs and
              estimated earnings on uncompleted
                contracts                                        (315)                1,530
                                                         ------------              --------
Net cash used in operating activities                          (2,232)               (1,543)
                                                         ------------              --------
Cash flows from investing activities:
   Receivable from Helionetics                                                         (815)
   Purchase of property and equipment                           (  60)                 ( 29)
                                                         ------------              ---------
Net cash used in investing activities                           (  60)                 (844)
                                                         ------------              ---------
Cash flows from financing activities:
   Sale of stock                                                  450
                                                          -----------              --------
Net cash provided by financing activities                         450                     0
                                                          -----------             ---------
Net increase in cash and cash equivalents                      (1,842)               (2,387)
Cash and cash equivalents, beginning of period                  5,124                 4,840
                                                         ------------             ---------
Cash and cash equivalents, end of period                 $      3,282            $    2,453
                                                         ------------             ---------

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and 1995 and the results of operations and cash flows for the three month periods then ended. Because of the possible seasonal effect of weather conditions on the schedule of construction projects, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues

     Total revenue for the first quarter increased 18% to $8,837,000, compared to $7,493,000 for the first quarter of 1995. There was a net loss of $234,000, as compared to a loss of $78,000 for the same period in 1995.

     Revenue for 1995 included fees on contracts which KSW completed for another Company, but not the costs associated with those contracts. If the costs for those contracts had been included, revenue for the first quarter of 1995 would have been $1,046,000 higher. These contracts were substantially completed by the end of 1995.

     The Company's revenue was depressed during the first quarter of 1996 by the late start of new construction contracts partially due to the unusually severe winter weather. During April 1996, the Company successfully negotiated approximately $30 million in new work for which formal contracts have not yet been executed.

Cost of Sales

     Cost of sales increased by $1,422,000 or 21% to $8,135,000 from $6,713,000 as a result of the increase in sales revenue of 18% noted above. The percentage increase was greater than the sales increase because during the first quarter 1995, the Company had a greater amount of fee income from a subcontract to complete projects for another corporation, which was at a substantially higher gross profit margin.

Gross Profit

     Gross profit decreased by 10% ($78,000) from $780,000 in the first quarter of 1995 to $702,000 in the first quarter of 1996. This was because 1995 included a substantially greater amount of fee income from a subcontract agreement which was at a high gross profit margin, as well as substantially more fees from collections of receivable from customers of the corporation noted above.

     The majority of the subcontract work completed for the corporation noted above has been completed and while it is expected that KSW will continue to receive fee income from collections of their receivables in 1996, the overall gross profit percentage is expected to decrease in 1996 due to the lower amount of anticipated fees in relation to revenues. The Company believes this should be offset, however, by volume increases as the new projects that the Company has been awarded are started and profits are generated.

Selling General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") increased from $927,000 for the first quarter of 1995 to $1,139,000 in the first quarter of 1996, an increase of $212,000. In the first quarter of 1996, SG&A expenses were 12.9% of revenue as compared to 12.4% of revenue for the first quarter of 1995. The increase was due to additional costs associated with being a separately listed public company, in addition to the normal costs associated with higher volume.

Provision for Taxes

     Provision for taxes in both periods remained at 47% of net income (loss), the same effective rate as for the year 1995.

Net Loss

     Net loss for the first quarter of 1996 was ($234,000) compared to a net loss of ($78,000) in the first quarter of 1995. Management attributes the first quarter results primarily to the late start of new projects due to the unusually severe winter weather.

Liquidity and Cash Flow

     For the first quarter of 1995 cash used in operations was $1,543,000. For the same period in 1996 the cash used in operations was $2,232,000 which was offset by $450,000 received from the sale of stock. The cash flow for the first quarter of 1995 was affected by a delay in receiving change orders on the Kennedy Airport project, which was settled in the third quarter, and resulted in a positive cash flow from operations of $997,000 for the nine months ending September 30, 1995. The cash flow for the first quarter of 1996 was affected by startup costs on the Co-Op City project which contains a large proportion of labor relative to materials and mechanical equipment. These costs are included in the requisition prepared at the end of each month and are not reimbursed for several months thereafter. This negative cash flow should gradually reverse itself over the three (3) year life of the project.

     While no significant capital improvements are projected over the next year, cash will be needed to fund the start-up costs of several new large projects which the Company has successfully negotiated but for which contracts have not yet been executed. The Company is negotiating a $2.5 million unsecured line of credit with its bank which management expects to be in place during the second quarter of 1996. The Company believes this line of credit will be sufficient to fund the Company's working capital needs.

                           PART II - Other Information

Item 1.   Legal Proceedings


     There are no outstanding material lawsuits to which the Company or its subsidiary is a party. Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency.


Item 2.   Change in Securities

         None.


Item 3.   Defaults Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

     The Company has applied for listing on the NASDAQ Smallcap Market. The NASDAQ Listing Qualifications Committee has indicated no concerns which could bar the Company's listing, but has denied the Company's request for listing at this time based upon its failure to satisfy the minimum bid requirements. The Company was invited to re-apply for listing at such time as it meets all criteria necessary for initial inclusion, and has established a bid price at or above $3 in bonafide market conditions.


Item 6.   Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KSW, INC.



Date:  May 13, 1996        /s/ Robert Brussel
                               Robert Brussel
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer
                                 and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                  Description

      Statement regarding Computation of Per Share Earnings