Form 10-Q
period 1996-06-30
KSW INC
filed 1996-08-09
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission File Number 0-27290

                                    KSW, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                            11-3191686
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)          Identification Number)

37-16 23rd Street, Long Island City, New York                   11101
- - ---------------------------------------------                   -----
(Address of principal executive offices)                       (Zip Code)

                                  718-361-6500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   YES X NO__ -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding
                  Class                                 June 30, 1996
         Common stock, $.01 par value                     5,458,004

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

PART 1            FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheet -                          3
    June 30, 1996 and December 31, 1995

 Condensed Consolidated Statements of Operation                  4
    Six months and three months ended June 30, 1996 and 1995

 Condensed Consolidated Statements of Cash Flows -               5
    Six months ended June 30, 1996 and 1995

 Notes to Condensed Consolidated Financial Statements            6


Item 2.      Management's Discussion and Analysis of              7
             Financial Condition and Results of Operation

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                   10
Item 2       Change in Securities
Item 4       Submission of Matter to a Vote of Security Holders
Item 5       Other Information
Item 6.      Exhibits and Reports on Form 8-K.                   10

SIGNATURES                                                       11

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   June 30, 1996  December 31, 1995
                                                   -------------  -----------------

ASSETS
Current assets:
   Cash and cash equivalents                          $  2,055      5,124
   Accounts receivable, less allowance
     for doubtful accounts of $250 and $300 at
      June 30, 1996 and December 31, 1995
        respectively                                     7,277      4,783
   Retainage receivable                                  4,730      3,355
   Costs and estimated earnings in excess of               -           -
     billings on uncompleted contracts                   2,094      1,513
   Prepaid expenses and other                              757        455
                                                      --------    -------
      Total current assets                              16,913     15,230

Property and equipment, net of accumulated
   depreciation of $608 and $464 at
     June 30, 1996 and December 31, 1995
      respectively                                          694      733

Other Assets:
   Goodwill, net of accumulated amortization
     of $635 and $559 at June 30, 1996 and
       December 31, 1995, respectively                    4,355     4,43l
   Other                                                     34        37
                                                         ------     -----
   Total Assets                                       $  21,996  $ 20,431
                                                      =========  ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Account payable                                        6,112     3,561
   Retainage payable                                      3,606     3,335
   Accrued payroll and related benefits                     591       971
   Accrued expenses                                         228       539
   Due to contractor                                         -      1,264
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     1207       632
                                                          -----      ----
        Total current liabilities                        11,744    10,302
   Capital Lease Obligations                                 31         0
                                                         ------   -------
        Total liabilities                                11,775    10,302
                                                         ------    ------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,458,004 and 5,200,026 shares issued
       and outstanding at June 30, 1996 and December
         31, 1995, respectively                              52        52
   Additional paid-in capital                             9,774     9,450
   Retained earnings                                        395       627
                                                         ------     ------
       Total stockholders' equity                        10,221    10,129
                                                         ------     ------

Total Liabilities and Stockholders' Equity            $  21,996  $ 20,431
                                                      =========   =======


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                    Six Months      Six Months       Three Months   Three Months
                                     Ended            Ended            Ended          Ended
                                  June 30, 1996    June 30, 1995     June 30, 1996  June 30, 1995
                                  -------------    -------------     -------------  -------------
Revenues
   Contracts                        $18,838          $20,668           $10,208        $14,008
   Fees from Sellers                    522            1,949               364          1,164
   Interest                              65               86                16             38
                                    -------          -------         ----------    ----------
                                     19,425           22,703             10,588        15,210

Direct costs                         17,861           20,180              9,726        13,467
                                     ------           -------           -------        ------
Gross profit                          1,564            2,523                862         1,743

Selling, general
   & administrative expenses          1,997            1,823                858           896
Interest                                  4                0                  2             0
                                    --------      -----------          ---------       ---------

Profit/(Loss) before provision
   for income taxes                    (437)             700                  2            847

Provision for income taxes             (205)             329                  0            398
                                       -----         ---------          --------           ---

Net Profit/ (Loss)                    $(232)       $     371           $      2          $ 449
                                       =====         =========          ========           ===

Net Profit/(Loss) per
  common share                         ( .04)             .05                 0            .06
                                       ======        =========          ========          ====

Weighted average common
   shares outstanding               5,611,523        7,800,000         5,614,618      7,800,000
                                    =========        =========        =========      =========

Fully diluted Profit/(Loss)
   per common share                     ( .04)             .05                 0             .06
                                        ======         ========       ==========     ===========

Fully diluted average
   common shares                      5,611,523        7,800,000      5,614,618       7,800,000
                                      =========        =========      =========       =========

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Six Months                Six Months
                                                   Ended June 30, 1996        Ended June 30, 1995

Cash flows from operating activities:
   Net gain/(loss)                             $          (232)                 $     371
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
         Depreciation and amortization                     220                        184
         Changes in operating assets
           and liabilities:
            Accounts and retainage receivable            (3,869)                   (6,324)
            Costs and estimated earnings in
               excess of billings on uncompleted
           contracts                                       (581)                   (1,056)
            Prepaid expenses and other                     (299)                      225
            Accounts and retainage payable                2,822                     7,323
            Accrued salaries and related benefits          (380)                     (407)
            Accrued expenses                               (311)                      123
            Due to contractor                            (1,264)                     (575)
            Billings in excess of costs and
              estimated earnings on uncompleted
                contracts                                    575                    2,411
                                                      -----------               ---------

Net cash provided by/(used in)
   operating activities                                   (3,319)                   2,275
                                                      ------------              ---------

Cash flows from investing activities:
   Receivable from Helionetics                                                       (482)
   Purchase of property and equipment                       (105)                    (120)
                                                      ------------              ----------

Net cash used in investing activities                        (105)                   (602)
                                                      ------------              -----------

Cash flows from financing activities:
   Sale of stock                                              450
   Repurchase of stock                                       (126)
   Capital lease obligations                                   31
Net cash provided by financing activities                      355                        0
                                                      ------------              -----------

Net increase/(decrease) in cash and cash
   equivalents                                              (3,069)                   1,673

Cash and cash equivalents,
   beginning of period                                       5,124                     4,840
                                                      -------------             ------------

Cash and cash equivalents,
   end of period                                      $      2,055              $      6,513
                                                      ============              =============

                            KSW, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the six and three month periods ended June 30, 1996 and 1995. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

     Total revenues for the second quarter decreased by 30% to $10,588,000, compared to $15,210,000 for the second quarter of 1995. During the second quarter 1995 there was $10,194,000 of revenues from the New York Hospital project versus only $3,441,000 in the second quarter of 1996. The Company has received numerous new projects which will start in the later part of 1996 and should result in additional revenues for that period as well as for 1997. Revenues in the second quarter of 1996 were $10,588,000 compared to revenues of $8,837,000 in the first quarter, an increase of $1,751,000 (19.8%).

Cost of Sales

     Cost of sales decreased by $3,741,000 or 28% to $9,762,000 from $13,467,000 as a result of the decrease in sales revenues noted above.

Gross Profit

     Gross profit decreased by 51% on $881,000 from $1,743,000 in the second quarter of 1995 to $862,000 in the second quarter of 1996. This was primarily due to the sales volume decrease noted above. In addition, the gross profit percentage decreased from 11.5% in the second quarter of 1995 to 8.1% in the same quarter of 1996 primarily due to the decrease in fee income associated with the completion of contracts pursuant to the asset purchase agreement.

Selling General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased from $896,000 for the second quarter of 1995 to $858,000 in the second quarter of 1996, a decrease of $38,000.

Provision for Taxes

     Provision for taxes for the six months ended June 30, 1996 and 1995 and for the second quarter of 1995 was 47% of net income (loss), the same effective rate as for the year 1995.

Net Gain

     Net gain for the second quarter of 1996 was $2,000 compared to a net gain of $449,000 in the second quarter of 1995 and a net loss of $234,000 in the first quarter of 1996. Net Income should increase as work is performed on the new contracts previously mentioned.

Liquidity and Cash Flow

     For the first six months of 1995 cash generated by operations was $2,275,000. For the same period in 1996 the cash used in operations was $3,319,000 which was offset by $355,000 generated from financing activities. The cash flow for the first half of 1996 was affected by start-up costs on various projects.

     While no significant capital improvements are projected over the next year, cash will be needed to fund the start-up costs of several new large projects which the Company has successfully negotiated, but for which contracts have not yet been executed. To this end, the Company has signed an agreement for a $2.5 million unsecured line of credit with Fleet Bank. The Company believes this line of credit will be sufficient to fund the Company's working capital needs. As of July 31, 1996, the Company has not drawn down any monies against this line.

                           PART II - Other Information

Item 1.   Legal Proceedings

     There are no outstanding material lawsuits to which the Company or its subsidiary is a party. Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency.

Item 2.   Change in Securities

     On April 26, 1996, the Company concluded its tender offer to purchase all shares of the Company's common stock owned by stockholders who, as of March 1, 1996, owned of record 49 or fewer shares of the Company's common stock. A total of 42,022 shares were purchased from 1869 shareholders at a cost of $126,066.00 ($3.00 net per share). This tender offer reduced the total outstanding shares from 5,500,026 to 5,458,004.

Item 3.   Defaults Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting, held on June 27, 1996, the stockholders approved the following resolutions:

     a. By an affirmative vote of 91.5% of the shares voted, the stockholders elected two Class I directors, Armand P. D'Amato and Daniel Spiegel to serve for a term of three years;

     b. By an affirmative vote of 59.5% of the shares voted, the stockholders approved the adoption by the Company's Board of Directors of the amendment of the Company's 1995 Stock Option Program. This Amendment increased by 350,000 (to 490,000) shares the aggregate number of shares of common stock of the Company available for future options.

     c. By an affirmative vote of 91.4% of the shares voted, the stockholders ratified the appointment of Marden, Harrison & Kreuter as independent auditors for the Company for the year 1996.

Item 5.   Other Information

     Effective on July 1, 1996, the Company has established an unsecured line of credit in the amount up to $2,500,000.00 with Fleet Bank. The Company intends to use this line of credit to fund current operations and believes this line of credit will be sufficient to fund the Company's working capital needs.

     During the second quarter of 1996, the Company was awarded contracts totaling $32,400,000.00, increasing the Company's backlog to $77,000,000.00. These new projects, included Terminal One at JFK Airport, Brooklyn Renaissance Plaza (a mixed use hotel/office building), Amsterdam Nursing Home in Manhattan and a cooling tower replacement project for NYNEX's Pearl Street Telephone Building in Manhattan. Preparatory work on each contract is underway. Formal written agreements are expected to be signed in the third quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K

     On July 15, 1996, the Company filed a Report on Form 8-K announcing that the Board of Directors selected Marden Harrison & Kreuter, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1996. At the Annual Meeting of KSW, Inc. stockholders, held on June 27, 1996, the stockholders had ratified the appointment.

     Corbin & Wertz has conducted the audit of the financial statements of KSW, Inc. and its subsidiary for the fiscal year ended December 31, 1995. Corbin & Wertz was originally selected as independent auditors by the Company's former corporate parent. Corbin & Wertz did not decline to stand for re-election, but resigned at the request of the new Board of Directors.

     There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedures or other reportable events during the Company's two most recent fiscal years.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KSW, INC.



Date:  August 9, 1996                  /s/ Robert Brussel
                                       ----------------------
                                       Robert Brussel
                                       Chief Financial Officer

                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                             Sequentially
Exhibit                                                      Numbered
Number                      Description                      Page

1  Statement regarding Computation of Per Share Earnings         13

2  Fleet Bank Line of Credit                                     14 - 17