Form 10-Q/A
period 1996-06-30
KSW INC
filed 1996-10-11
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  AMENDMENT TO
                                   FORM 10-Q

             QUARTERLY REPORT URSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                         Commission File Number 0-27290

                                   KSW, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  11-3191686
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

37-16 23rd Street, Long Island City, New York            11101
 (Address of principal executive offices)               (Ziip Code)

                                  718-361-6500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of


1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding
      Class                                     June 30, 1996
   Common stock, $.01 par value                   5,458,004
----------------------------------------------------------------------------
                           This is page 1 of 4 pages
                     Amended Index to Exhibits in on Page 3

Item 6. Exhibits and Reports on Form 8-K.

     The Form l0-Q for the quarterly period ended June 30, 1996 inadvertently omitted the Financial Data Schedule required by Item 601(e) of Regulation S-K and Regulations S-B and Rule 401 of Regulation S-T. The Financial Data Schedule is annexed hereto as Exhibit 27 as requested in the letter from the Securities and Exchange Commission to the Company dated September 25, 1996.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KSW, INC.



Date:  October 3, 1996                   /s/ Robert Brussel
                                         --------------------
                                         Robert Brussel
                                         Chief Financial Officer

                                        (Principal Financial and
                                         Accounting Officer and
                                         Duly Authorized Officer)

                                    KSW, INC.
                            AMENDED INDEX TO EXHIBITS





EXHIBIT                                                         SEQUENTIALLY
NUMBER                  DESCRIPTION                             NUMBERED PAGE

1        Statement regarding Computation of Per Share Earnings         13
2        Fleet Bank Line of Credit                                  14-17
27       Financial Data Schedule                                       18

                            KSW, INC. AND SUBSIDIARY
                               SUMMARY INFORMATION

                 (in thousands, except share and per share data)
                                          SIX MONTHS                 SIX MONTHS            THREE MONTHS            THREE MONTHS
                                          ENDED                      ENDED                 ENDED                   ENDED
                                          JUNE 30, 1996              JUNE 30, 1995         JUNE 30,1996            JUNE 30, 1995
                                          -------------              -------------         ------------            -------------

Income Statement:
Revenues                                  $        19,425                   22,703            $  10,588                 $15,210
Cost of Sales                                      17,861                   20,180                9,726                  13,467
Gross Profit                                        1,564                    2,523                  862                   1,743
Operating expenses                                  2,001                    1,823                  860                     896
Selling, general, administration,
 depreciation, interest and
 income tax expenses                                1,796                    2,152                  860                   1,294
Income before income taxes                           (437)                     700                    2                     847
Net income/(loss)                                    (232)                     371                    2                     449
Net income/(loss) and frilly
 diluted income/(loss)
 per share                                           (.04)                     0.5                    0                     0.6
Number of shares used in
 computation                                    5,611,523                7,800,000            5,614,618               7,800,000


                                          AS AT                           AS AT
                                          JUNE 30, 1996              DECEMBER 31,1995
                                          -------------           ---------------------
Balance Sheet Data:
Total assets                              $      21,996           $       20,431
Working capital                                   5,169                    4,928
Current liabilities                              11,744                   10,302
Long tea liabilities                                 31                       0
Stockholders' equity                             10,221                  10,129

Other Data:
Current ratio                                      1.44:1                1.48:1

