Form 10-Q
period 1996-09-30
KSW INC
filed 1996-11-14
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        commission File Number 0-27290

                                   KSW, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                    11-3191686
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Indentification Number)

37-16 23rd Street, Long Island City, New York    11101
(address of principal executive offices        (Zip Code)

                                  718-361-6500
              (Registrant's telephone number, icluding area code)

     Indicate by check mark whether the registrant (1) has files all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for suc shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the latest practicable date:

                                             Outstanding
 Class                                       September 30, 1996
Common stock, $.01 par value                    5,458,004

                          This is page 1 of 11 pages.

                                   KSW, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

TABLE OF CONTENTS
                                                         Page No.

PART 1        FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet                 3
          September 30, 1996 and December 31, 1995

        Condensed Consolidated Statements of Operation        4
          Nine months and three months ended
           September 30, 1996 and 1995

        Condensed Consolidated Statements of Cash Flows        5

        Nine months ended September 30, 1996 and 1995

        Notes to Condensed Consolidated Financial Statements  6

Item 2. Managements's Discussion and Analysis of               7
          Financial Condition and Results of Operation

PART 11 OTHER INFORMATION

Item 1         Legal Proceedings                               9
Item 2         Change in Securities
Item 4         Submission of Matters to a Vote of Security Holders
Item 5         Other Information
Item 6         Exhibits and Reports on Form 8-K.

SIGNATURES                                                       10

                               KSW, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                   September 30, 1996        December 31, 1995
ASSETS

Current assets:
  Cash and cash equivalents                           $ 1,718                   $  5,124
  Accounts receivable, less allowance
   for doubtful accounts of $250 and $300 at
   September 30, 1996 and December 31, 1995
     respectively                                       7,645                      4,783
  Retainage receivable                                  4,998                      3,355
  Cost and estimated earnings in excess of                 -                           -
     billings on uncompleted contracts                  2,003                      1,513
  Prepaid expenses and other                              823                        455
                                                      ----------                   -------
       Total current assets                             17,187                     15,230

Property and equipment, net of accumulated
  depreciation of $682 and $464 at
    September 30, 1996 and December 31, 1995
     respectively                                          691                        733

Other Assets:
  Goodwill, net of accumulated amortization
   of $674 and $559 at September 30, 1996 &
     December 31, 1995, respectively                     4,316                      4,431
  Other                                                     14                         37
                                                        -------                     ------
Total Assets                                            $22,208                    $20,431
                                                       ==========                 =========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts payable                                        4,970                    $ 3,561
  Retainage payable                                       3,913                      3,335
  Accrued payroll and related benefits                      750                        971
  Accrued expenses                                          136                        539
  Due to contractor                                          -                       1,264
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                      2,185                        632
                                                        -------                    -------
    Total current liabilities                            11,954                     10,302
  Capital Lease Obligations                                  28                          0
                                                        -------                     ------
    Total liabilities                                    11,982                     10,302
                                                         ------                     ------
   Stockholders' equity:
     Common stock, $.01 par value; 25,000,000 shares
      authorized; 5,458,004 and 5,200,026 shares issued
      and outstanding at September 30, 1996 and
       December 31, 1995, respectively                       52                         52
      Additional paid-in capital                          9,774                      9,450
      Retained earnings                                     400                        627
                                                       ---------                   --------
        Total stockholders' equity                       10,226                     10,129
                                                       ---------                   --------
    Total Liabilities and Stockholders' Equity         $ 22,208                    $20,431
                                                        --------                   --------
                                                        --------                   --------


                          KSW, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share and per share data)

                              Nine Months       Nine Months         Three Months          Three Months
                                 Ended              Ended               Ended                 Ended
                            Sept. 30, 1996     Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995
                            --------------     --------------      --------------        --------------

Revenues
  Contracts                   $   29,672         $   32,955          $   10,834            $    12,287
  Fees from Sellers                  689              2,308                 167                    359
  Interest                            83                130                  18                     44
                                ---------         ----------         -----------           ------------
                                  30,444             35,393              11,019                 12,690

Direct costs                      27,872             31,279              10,011                 11,099
                                 --------          ---------          -----------           -----------
Gross profit                       2,572              4,114               1,008                  1,591

Selling, general
  & administrative expenses       2,992                2,743                995                     920
Interest                              8                    0                  4                       0
                               -----------         ----------          -----------           -----------
Profit/(Loss) before provision
 for income taxes                  (428)               1,371                   9                     671

Provision for income taxes         (201)                 620                   4                     291
                               -----------        -----------           ----------           ------------
Net Profit/ (Loss)               $ (227)          $      751           $       5           $         380
                               -----------         -----------          ----------            -----------
                               -----------         -----------          ----------            -----------
Net Profit/(Loss) per
   common share                    (.04)                  .10                  0                      .05
                               -----------          ----------           ---------             -----------
                               -----------          ----------           ---------             -----------
Weighted average common
 shares outstanding            5,604,347            7,800,000          5,580,769                7,800,000
                               ----------           ----------          ---------              -----------
                               ----------           ----------          ---------              -----------
Fully diluted Profit/(Loss)
  per common share                 (.04)                  .10                  0                      .05
                               ----------           ----------           ---------              ----------
                               ----------           ----------           ---------              ----------

Fully diluted average
  common shares               5,604,347             7,800,000           5,580,769               7,800,000
                             ----------             -----------         ---------               ---------
                             ----------             -----------         ---------               ---------


                                      KSW, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)

                                                    Nine Months Ended        Nine Months Ended
                                                    September 30, 1996       September 30, 1995
                                                    ------------------       ------------------

Cash flows from operating activities:
 Net gain/(loss)                                       $    (227)              $      751
 Adjustments to reconcile net income
 to cash provided by operating
 activities:
   Depreciation and amortization                             333                      283
   Changes in operating assets
   and liabilities:
    Accounts and retainage receivable                     (4,505)                   (5,366)
    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                              (490)                    (1,078)
    Prepaid expenses and other                              (368)                       305
    Accounts and retainage payable                         1,987                      6,268
    Accrued salaries and related benefits                   (221)                       (69)
    Accrued expenses                                        (403)                      (107)
    Due to contractor                                     (1,264)                      (475)
    Billings in excess of costs and
     estimated earnings on uncompleted
      contracts                                            1,553                         485
                                                          --------                    --------

Net cash provided by/(used in)
  operating activities                                     (3,605)                       997
                                                         ---------                     --------
Cash flows from investing activities:
  Receivables from Helionetics                                                          (256)
  Purchase of property and equipment                         (176)                      (243)
  Other Assets                                                 23                         45
                                                          ---------                     --------
Net cash used in investing activities                         (153)                     (454)
                                                          ---------                     ---------
Cash flows from financing activities:
  Sale of stock                                                450
  Repurchase of stock                                         (126)
  Capital lease obligations                                     28
                                                          ----------                     ----------
Net cash provided by financing activities                      352                          0
                                                           ---------                     -----------

Net increase/(decrease) in cash and cash
 equivalents                                                 (3,406)                       543

Cash and cash equivalents,
  beginning of period                                         5,124                        4,840
                                                           ---------                     ----------
Cash and cash equivalents,
 end of period                                         $      1,718                   $    5,383
                                                       -------------                  -------------
                                                       -------------                  -------------

                           KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the nine and three month periods ended September 30, 1996 and 1995. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

          Total revenues for the third quarter decreased by 13% to $11,019,000, compared to $12,690,000 for the third quarter of 1995. During the third quarter 1995 there was $7,662,000 of revenues from the New York Hospital project versus only $2,045,000 in the third quarter of 1996. The Company has received numerous new projects which will start in the later part of 1996 and should result in additional revenues for that period as well as for 1997. As of September 30, 1996, the Company's backlog was $71,000,000. Revenues increased each month during the third quarter of 1996 as follows:

                      MONTH                              REVENUE
                     July                               $ 2,733,000
                     August                             $ 3,494,000
                     September                          $ 4,792,000
                                                        -----------
                     Total                              $11,019,000
                                                        ===========

COST OF SALES

          Cost of sales decreased by $1,088,000 or 10% to $10,011,000 from $11,099,000 as a result of the decrease in sales revenues noted above.

GROSS PROFIT

          Gross profit decreased by 37% ($583,000) from $1,591,000 in the third quarter of 1995 to $1,008,000 in the third quarter of 1996. This was primarily due to the sales volume decrease noted above. In addition, the gross profit percentage decreased from 12.5% in the third quarter of 1995 to 9.1% in the same quarter of 1996 primarily due to the decrease in fee income associated with the completion of contracts pursuant to the asset purchase agreement and a settlement of a dispute on the Kennedy Airport project in September 1995 at an amount greater than previously estimated.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses ("SG&A") increased from $920,000 for the third quarter of 1995 to $995,000 in the third quarter of 1996, an increase of $75,000 (8%) due to additional corporate expenses associated with being an independent reporting corporation.

PROVISION FOR TAXES

          Provision for taxes for the nine months ended September 30, 1996 and 1995 and for the third quarter of 1995 was approximately 45% of net income
(loss) before taxes, the same effective rate as for the year 1995.

NET INCOME

          Net income for the third quarter of 1996 was $5,000 compared to net income of $380,000 in the third quarter of 1995 and a net loss of $234,000 in the first quarter of 1996 and a net income of $2,000 in the second quarter of 1996. Net income should increase as work is performed on the new contracts previously mentioned.

LIQUIDITY AND CASH FLOW

          For the first nine months of 1995 cash generated by operations was $997,000. For the same period in 1996 the cash used in operations was $3,605,000 which was offset by $352,000 generated from financing activities. The cash flow for the first nine months of 1996 was affected by start-up costs on various projects.

          While no significant capital improvements are projected over the next year, cash will be needed to fund the start-up costs of several new large projects which the Company has successfully negotiated. To this end, the Company has signed an agreement for a $2.5 million unsecured line of credit with Fleet Bank. The Company believes this line of credit will be sufficient to fund the Company's working capital needs. As of October 31, 1996, the Company has not drawn down any monies against this line.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          There are no outstanding material lawsuits to which the Company or its subsidiary is a party. Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency. In the third quarter of 1996, the U.S. Department of Labor, Office of Federal Contract Compliance reviewed the Company's Equal Employment Opportunity policies and practices and the Company was found to be in compliance with the applicable laws and regulations.

ITEM 2.  CHANGE IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 KSW, INC.



Date:  November 5, 1996

       ----------------
                               /s/Robert Brussel
                               Chief Financial Officer

                               (Principal Financial and Accounting Officer and Duly Authorized Officer)

                       KSW, INC. AND SUBSIDIARY
                        SUMMARY INFORMATION
            (in thousands, except share and per share data)

                                       Nine Months      Nine Months      Three Months      Three Months
                                       Ended            Ended            Ended             Ended
                                       Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1996    Sept. 30, 1995
                                       --------------   --------------   --------------    --------------

INCOME STATEMENT:


Revenues                               $  30,444        $   35,393       $   11,019        $   12,690
Cost of Sales                             27,872            31,279           10,011            11,099
Gross Profit                               2,572             4,114            1,008             1,591
Operating expenses
Selling, general, administration,
  depreciation, interest and
  income tax expenses                      2,799             3,363            1,003             1,211
Income before income taxes
Net income/(loss)                           (277)              751                5               380
Net income/(loss) and fully
  diluted income/(loss)
  per share                                 (.04)              .10                0               .05
Number of shares used in
  computation                          5,604,347         7,800,000        5,580,769         7,800,000



                             AS AT                         AS AT
                             SEPTEMBER 30, 1996            DECEMBER 31, 1995
                             ------------------            -----------------


BALANCE SHEET DATA:
Total assets                 $   22,208                    $   20,431
Working capital                   5,233                         4,928
Current liabilities              11,954                        10,302
Long term liabilities                28                             0
Stockholders' equity             10,226                        10,129

OTHER DATA:
Current ratio                    1.44:1                        1.48:1