Form 10-Q/A
period 1996-09-30
KSW INC
filed 1997-01-22
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  AMENDMENT TO
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   YES X NO _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding
               Class                              September 30, 1996
   Common stock, $.01 par value                       5,458,004

                           This is page 1 of 4 pages.

                                   KSW, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS
                                                             Page No.
SIGNATURES                                                       3

EXHIBIT 27-FINANCIAL DATA SCHEDULE                               4

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KSW, INC.

Date: January 2, 1997              /s/ Robert Brussel
                                       Robert Brussel
                                       Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)