Form 10-K
period 1996-12-31
KSW INC
filed 1997-03-31
CIK 1004125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

         FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR
                                      15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF  1934 [NO FEE REQUIRED]

                             Commission file number:
                                -----------------

                                    KSW, INC.
           (Exact name of the Registrant as specified in its charter)

 DELAWARE                                        11-3191686
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

               37-16 23RD STREET, LONG ISLAND CITY, NEW YORK 11101 (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (718) 361-6500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1997, there were 5,542,978 shares of Common Stock, $.01 par value per share, outstanding.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1997 was $8,719,913 (based on a price of $2.12 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of the Annual Report, as set forth herein.

                                    KSW, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                TABLE OF CONTENTS

                                                                    PAGE
PART I

  Item  1.   Business..............................................   3
  Item  2.   Properties...........................................    6
  Item  3.   Legal Proceedings....................................    7
  Item  4.   Submission of Matters to a Vote of Security Holders..    7

PART II

  Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters..................................    7
 Item  6.    Selected Financial Data..............................    8
 Item  7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................   9
 Item  8.    Financial Statements and Supplementary Data..........   13
 Item  9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .................   13

PART III

 Item 10.    Directors and Executive Officers of the Registrant...   14
 Item 11.    Executive Compensation...............................   15
 Item 12.    Security Ownership of Certain Beneficial Owners
             and Management.......................................   18
 Item 13.    Certain Relationships and Related Transactions.......   19

PART IV

 Item 14.    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.............................    21

SIGNATURES........................................................   52

INDEX TO EXHIBITS ...................................................53

                                     PART I

ITEM  1.  BUSINESS.


          GENERAL. KSW, Inc., a Delaware corporation (the "Company" or "KSWI"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not pursue projects under $500,000. Directly or indirectly through separate subsidiaries, the Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company operates its contracting business through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical").

          Based on its revenues, the Company believes that like its predecessor since 1987, it is one of the largest mechanical contractors in the New York City metropolitan area. The Company has generated significant revenues since 1991, with total revenues for 1996 of $46,394,000. The Company had a project backlog of approximately $65,000,000 at December 31, 1996. Of the Company's backlog at year-end, Terminal One at JFK comprised 25% and the Brooklyn Renaissance Plaza project comprised 18%. The Company believes that it is most competitive on large projects, where its skill set is most valued. Some of the Company's ongoing projects include the following: Terminal One at JFK, Brooklyn Renaissance Plaza, Memorial Sloan Kettering Hospital chiller replacement, The New York Hospital, replacement of the underground distribution system at Co-op City, rehabilitation of the Greyhound Bus Depot and the Grand Central Terminal Main Concourse and renovation. Based on increases in the number and size of new projects announced by public authorities and by private parties in 1996, the Company believes that the construction industry in the New York City metropolitan area is experiencing an upturn. The Company believes that it is well positioned to obtain a substantial number of new contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company intends to use any additional funds to expand its business into new geographic areas in the northeastern United States and into areas which would be complementary to its current lines of business through possible joint ventures or acquisitions. By acquiring complementary businesses, the Company believes that it would also be able to realize significant economies of scale and minimize the effect of economic downturns.

          BACKGROUND OF THE COMPANY. The Company acquired certain of its existing assets and management from Kerby Saunders-Warkol Inc. ("Kerby"), a mechanical contracting business based in New York. Kerby was formed in 1987 and consisted of three mechanical contracting subsidiaries, all of which had been previously acquired by JWP, Inc. These companies, Warkol Mechanical Corp., Kerby Saunders, Inc. and Afgo Engineering Corp., were each profitable businesses with their own client base and particular expertise in the construction industry. Both Afgo Engineering Corp. and Kerby Saunders, Inc. had been in the mechanical contracting business in New York City for over sixty years. As a result of the combination of these three subsidiaries, Kerby was the largest mechanical contractor in the New York City metropolitan area and did business under the name "JWP Mechanical Services."

          Effective November 1, 1993, KSWI, a subsidiary of Helionetics, Inc., a California corporation ("Helionetics"), acquired certain assets, certain rights and assumed certain liabilities associated with the mechanical contracting business conducted by Kerby Saunders-Warkol, Inc. and Afgo Engineering Corp., both subsidiaries of JWP Mechanical/Electrical Services East, Inc., itself a subsidiary of JWP (the "Sellers"), pursuant to an asset purchase agreement dated as of October 31, 1993. In connection with this acquisition, KSWI, for fees, also assumed the responsibility for the management of certain contracts of the Sellers not acquired by KSWI. Through January 20, 1994, all transactions of the acquired business were recorded through a division of Helionetics (the "KSW Division") on behalf of KSWI. Helionetics contributed the net assets of the KSW Division to KSWI on January 20, 1994. The contribution was accounted for as a transfer at historical basis in a manner similar to a pooling of interests.

          THE DISTRIBUTION. Effective December 29, 1995, Helionetics distributed all of its stock in the Company to shareholders of record of Helionetics as of December 4, 1995 (the "Distribution"). The Company's common stock began trading on January 26, 1996 on the NASDAQ Electronic Bulletin Board under the symbol "KSWW."

          MECHANICAL CONTRACTING/SUBCONTRACTING. The Company provides heating, ventilation and air conditioning ("HVAC") systems and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. These contracts normally are awarded by competitive bids, since many of the owners are public entities. Some contracts are obtained through negotiation with private parties.

          Traditionally, the Company's mechanical contracting and subcontracting work made up as much as 90% of its total revenues. Because mechanical contracting and subcontracting is a substantial portion of its business, the Company intends to continue its concentration in this line of business.

          MECHANICAL TRADE MANAGEMENT. The Company's management pioneered the concept of managing the mechanical trade portion of construction. On larger complex projects (generally those having a mechanical portion valued over $20 million), it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company or its subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for sub-contractors, calculates subcontractor bids, negotiates subcontracts and coordinates the work. Trade management helps to remove gaps between contractual responsibilities, reduce disputes and claims between trades, and simplifies the bonding process. This coordination makes a significant difference in keeping a project on schedule and within budget.

          As a mechanical trade manager, the Company may subcontract parts of a large project to different subcontractors, thereby increasing competition on projects and lowering bids by allowing smaller contractors to compete for the subcontract work. Customers benefit by having a single source with the responsibility for the cost, coordination and construction progress of the mechanical portion of the projects.

          As for any contract for trade management projects, the Company provides a guaranteed maximum price ("GMP") to the owners for its scope of responsibility. The Company controls the GMP by obtaining accurate maximum price quotes from potential suppliers and subcontractors, requiring payment and performance bonds from major subcontractors and adding a contingency allowance to these before quoting the GMP. The Company also controls the costs because it is a mechanical contractor and can perform the guaranteed work on its own. On non- governmental projects, the Company may be able to split the benefit of cost reductions it achieves on a project, but this is prohibited in certain government contracts. The New York Hospital project was performed by the Company as trade manager and was completed a year ahead of schedule and substantially under the GMP.

          Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business. While trade management projects provide a net profit margin similar to that for contracting projects, there is generally less risk associated with trade management projects because there is a contingency fund which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency to cover such expenses.

          OPERATIONS. The Company obtains projects primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities, equipment, personnel availability and an assessment of whether the project is likely to meet the targeted profit margins. After computing the estimated costs of the project upon the Company adds its desired profit margin before submitting a bid. The Company believes it has been successful in the competitive bidding process because it is selective in the projects it bids upon and has highly skilled personnel familiar with the local market. The Company has been able to avoid costly bidding errors by becoming thoroughly familiar with all aspects of a project and developing a comprehensive project budget using its proven cost estimation system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs against the estimates. Cost overruns can therefore be kept to a minimum. During 1995 and 1996, the Company incurred no significant losses as a result of cost overruns.

          The Company has received letters of approval as an authorized bidder by various government agencies, including the New York City Transit Authority, the New York City Health and Hospitals Corporation, the New York City Housing Authority and the New York State Dormitory Authority.

          MARKETS. The Company competes for business primarily in the New York City metropolitan area. However, the Company has in the past performed work outside of that area and anticipates competing for work in other areas, such as in Atlantic City, New Jersey.

          BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totalling approximately $65,000,000 as of December 31, 1996. As of December 31, 1996, the Company had substantially completed its obligations under the Asset Purchase Agreement to complete contracts for Kerby. The trade management contract for a total value of $44,000,000 for The New York Hospital is also substantially completed.

          A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are started and completed the same year. The Company believes that its backlog is firm, subject to provisions contained in some contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

          COMPETITION. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, many of these large competitors are unfamiliar with the New York City metropolitan area. The Company competes favorably in New York City with respect to such companies because of its reputation in the area and its knowledge of the local labor force. The Company believes that it has only one dominant competitor in the New York City metropolitan area, (DualStar Technologies, Inc.) There are many smaller contractors and subcontractors in the New York City metropolitan area, but the Company believes it has a competitive advantage over smaller competitors due to the barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

          REGULATION. The construction industry is subject to various governmental regulations from local, state and federal authorities. The Company is impacted by state and federal requirements regarding the handling and disposal of lead paint, but the impact cannot be predicted at this time since it varies from project to project. The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes, compliance with which are now a normal part of its operations. The Company does not do asbestos abatement but has occasionally subcontracted that part of a contract to duly licensed asbestos companies with the Company being named as an additional insured on the asbestos company's liability insurance policy. For work on certain existing building projects, the Company has purchased a $5,000,000 Contractor's Pollution Liability Policy insuring against losses resulting from exposure to hazardous materials. The Company has not incurred any liability for violation of environmental laws. The Company must also comply with rules and regulations promulgated by the Occupational Safety and Health Administration.

          EMPLOYEES. At December 31, 1996, the Company had 53 permanent employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

          The Company pays for benefits payable to union employees through the payment of funds to a trust established by the union. The Company's only obligation is to pay a percentage of the wages of union workers to the trust fund. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its permanent employees with medical insurance benefits and a discretionary matching 401(k) plan. A profit sharing plan has also been established but has not been funded to date.

          DEPENDENCE UPON CUSTOMERS. The Company seeks large, multi-year contracts. At any given time, a material portion of the Company's contracting business may be for one large contract for one customer.

          For the year ending December 31, 1996, work on a trade management contract with New York Hospital amounted to 23% of the Company's total revenues. From time to time, work with the following parties has accounted for over 10% of a given year's revenue: Morse Diesel International, Inc., NAB Construction Company and Lehrer McGovern Bovis, Inc.

          Historically, a considerable portion of the Company's revenue has been generated from contracts with federal, state and local governmental authorities. Consequently, a reduction in public sector contracts for any reason, including an economic downturn or a reduction in government spending, would have a material adverse effect on the Company's results of operations. At any one time, the Company's contracts with federal, state and local governmental authorities may or may not represent a material portion of its revenues.

          INSURANCE CLAIMS AND BONDING REQUIREMENTS. On a previously completed project, where KSW Mechanical Services has been paid in full, the owner has incurred certain additional costs for which its sought reimbursement from its insurer and the general contractor. Based upon the claim that these costs were KSW's responsibility, the claim was tendered to the Company's carrier, which settled all claims within the policy limits.

          On most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is primarily based upon the Company's net worth and working capital and the number and size of projects under construction. The larger the project and/or the number of projects under contract, the greater the Company's bonding, net worth and working capital requirements. The Company generally pays a fee to the bonding company of an amount less than 1% of the amount of the contract to be performed. Since inception, the Company has not encountered difficulties in obtaining Payment and Performance Bonds nor has any bonding company been required to make a payment on any bonds issued for the Company.

          OTHER MATTERS. The Company does not own any patents, patent rights, or similar intellectual property, and none is material to its business. The Company's business is not subject to large seasonal variations. The Company expended no funds for research and development in 1994, 1995 or 1996, and no research and development costs are anticipated.


ITEM  2.  PROPERTIES.

          The Company leases a building in Long Island City, New York, consisting of 35,000 square feet of office, manufacturing and warehouse space. The Company acquired its interest in the lease by way of assignment from Kerby pursuant to the Asset Purchase Agreement. The lease has a term of ten years ending on April 30, 1998. The annual rent, effective May 1, 1996, is $249,773, or the sum of $205,000 plus one half of the increase in the Consumer Price Index from April 1986 to April 1998. The lease is a triple net lease and thus the Company pays the taxes ($66,276 per year accruing currently), maintenance, insurance and utilities.

     In connection with the Asset Purchase Agreement, the Company also assumed a lease for a building and a storage yard in Bronx, New York, consisting of a 14,000 square feet building, including 14,000 square foot of offices, 10,000 square feet of shop space and an adjacent 5,000 square foot storage yard. This lease is a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently $24,335 per year), maintenance, insurance and utilities. The lease will expire on December 31, 1998. See "Certain Relationships and Related Transactions."

ITEM  3.  LEGAL PROCEEDINGS.

          The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. However, there are ongoing class action lawsuits and other lawsuits against the Company's former parent, Helionetics. The wife of the Chairman of the Board of Directors of Helionetics has irrevocably pledged 500,000 shares of the stock she received in the Distribution of the Company as collateral security for any payment of any claims by KSW, Inc. against Helionetics in connection with the December 28, 1995 Distribution of KSW, Inc. stock by Helionetics. The Company has received notice of three claims arising in connection with the Distribution, totaling $274,182. The Company has paid one claim in the sum of $21,182 and intends to recover that sum under the Pledge Agreement. Helionetics has disputed the validity of the other two claims (totaling $253,000) and those issues will be submitted to arbitration.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The following matters were submitted to a vote of the shareholders at the Company's Annual Meeting held on June 27, 1996:

          1. The election of two Class 1 Directors, each to serve for a term of three years until his successor shall have been duly elected and qualified. The Directors elected at the meeting were Armand D'Amato and Daniel Spiegel. The Directors whose term of office continued after the meeting were Robert Brussel (term expires 1997), Floyd Warkol and Burton Reyer (both terms expiring in
1998).

          2. The adoption of an Amendment to the Company's 1995 Stock Option Plan to increase by 350,000 shares the aggregate number of shares of Common Stock of the Company available for future options to 490,000 shares. There were 3,238,134 votes for the proposal, 64,934 against and 33,690 abstentions.

          3. To ratify the appointment of Marden Harrison & Kreuter, certified public accountants, as the Company's independent auditors for the fiscal year ended December 31, 1996. There were 4,976,691 votes for this proposal, 19,367 against and 8,367 abstentions.


                                     PART II


ITEM  5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

          Beginning on January 26, 1996, the Company's Common Stock was approved for listing on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

          At March 14, 1997, the Company had 5,542,978 shares of KSWI Common Stock issued and outstanding held by approximately 12,000 shareholders of record.

          In February 1996 the Company applied for listing on the NASDAQ Smallcap Market. The NASDAQ Listing Qualifications Committee has denied the Company's request for listing at that time based upon its failure to satisfy the minimum bid requirements. The Company was invited to re-apply for listing at such time as it has established a bid price at or above $3 in bonafide market conditions.

          Currently, the Company intends to retain earnings for future growth; and it has not paid and does not anticipate paying dividends on its Common Stock in the foreseeable future.

          The following information on high and low trading ranges is provided since February 1, 1996, the date on which the Company's Common Stock actually began trading on the NASDAQ Electronic Bulletin Board.

            QUARTER                          High                       Low

First...............................         $2.75                      $2.00
Second..............................          3.18                       1.75
Third...............................          2.12                       1.50
Fourth..............................          1.87                       1.50


ITEM  6.  SELECTED FINANCIAL DATA.

          The following summary of certain financial information relating to the Company for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 is derived from, and is qualified by reference to, the financial statements for the year ended December 31, 1996, audited by Marden, Harrison & Kreuter, and the financial statements for the years ended December 31, 1995 and December 31, 1994, audited by Corbin & Wertz, each of which is included herein, and should be read in conjunction with such financial statements and the notes thereto.


                                                             YEAR ENDED DECEMBER 31,
                                                   (Dollars in thousands, except share and per share amounts)
                                                                      1996                      1995                  1994
                                                                      ----                      ----                  ----
Income Statement:
Revenues..........................................                   $46,394                   $44,176               $36,131
Direct costs......................................                    42,600                    38,990                30,046
Gross profit......................................                     3,794                     5,186                 6,085
Operating expenses................................                     3,970                     4,115                 4,523
Selling, general,
administration,                                                        3,898                     4,615                 5,479
  depreciation, interest and income tax expenses..
Income (loss) before income taxes.................                     (176)                     1,071                 1,562
Net income (loss).................................                     (104)                       571                   606
Net income per share (loss).......................                    (0.02)                     .07(1)
                                                                                                                      .08(1)
Number of shares used in computation..............                 5,568,429              7,785,754(1)          7,800,000(1)

Balance Sheet Data:
Total assets......................................                    28,734                    20,431                18,380
Working capital...................................                     5,582                     4,928                 4,564
Current liabilities...............................                    18,195                    10,302                 7,305
Long term liabilities.............................                         0                         0                     0
Stockholders' equity..............................                    10,539                    10,129                11,075

Other Data:
Current ratio.....................................                    1.31:1                    1.48:1                1.62:1

----------------
(1)      Pro forma earnings per share after giving effect to the 7,800-to-1 stock split and the repurchase of 2,600,000 shares of KSWI Common Stock by the Company from Helionetics would be $0.11 and $0.12 for the years ended December 31, 1995 and 1994 respectively, based on 5,200,000 shares of KSWI Common Stock outstanding.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the financial condition and results of operations of the Company for the fiscal years ended December 31, 1996, 1995 and 1994.

OVERVIEW

          On November 1, 1993, KSWI acquired certain assets and rights and assumed certain liabilities associated with the mechanical contracting business conducted by Kerby. On December 29, 1995, KSWI became a separate publicly traded corporation as a result of the distribution by Helionetics of its common stock of KSWI to its shareholders.

          The Company's contracts often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incures direct costs. Contract costs include all direct material, labor and other direct costs related to contract performance, including, but not limited to, subcontractor's costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a material loss in connection with any such retention.

          Given the drawn out effect associated with contract revenues, the Company's results of operations over the period from January, 1994 through the third quarter of 1996 reflect the delayed impact of the unwinding of the Company's predecessor and the economic downturn in the New York area during the early 1990's. Similarly, the long lead time for obtaining new contracts and commencement of work has the same effect on any upturn in the business-- recognition of increases in revenues are delayed.

RESULTS OF OPERATIONS

          The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the years indicated.

                                                   1996                           1995                          1994
                                                   ----                           ----                          ----
                                        AMOUNT             PERCENTAGE       AMOUNT        PERCENTAGE      AMOUNT        PERCENTAGE
                                                                    (Dollars in thousands)
Net Sales:
  Contracts.......................       $45,611            98.3          $41,381            93.7       $28,934            80.1
  Fees............................           783             1.7            2,795             6.3         7,197            19.9
                                         ---------          ----           ------            -----       -------           -----
  Total...........................        46,394           100.0           44,176           100.0        36,131           100.0
Costs of sales....................        42,600            91.8           38,990            88.3        30,046            83.2
                                         ---------        ------           -------           ------     ---------          ------
Gross profit......................         3,794             8.2            5,186            11.7         6,085            16.8
Expenses:
  Selling, general &                       3,970             8.6         4,115             9.3         4,523            12.5
    administrative expenses.......
 Income (loss) before provision....        (176)           (0.4)         1,071             2.4         1,562             4.3
for income taxes..................
Provision for income taxes........          (72)           (0.2)           500             1.1           956             2.6
                                           -----           -----          ------           ---          ----           -----
Net (loss) income.................        $(104)           (0.2)          $571             1.3         $ 606             1.7
                                          ------           -----                           ---            --             ---

                                                              KSW, INC.
                                                 COMPUTATION OF NET INCOME PER SHARE
                                                 (000'S EXCEPT NET INCOME PER SHARE)

                                                       1996                       1995                      1994
                                                       ----                       ----                      ----
Weighted average common                                5,440                      7,786                     7,800
  post-split shares

Shares acquired from Helionetics                                                (2,600)                    (2,600)

Pro forma weighted average common shares               5,440                     5,186                      5,200
                                                      ===========               =========                  =========
Common stock and common stock equivalent
  using the Treasury stock method                        128                         0                          0
                                                       ----------               ---------                  ---------
Total shares outstanding for purposes of
  calculating primary and fully diluted earnings
  (loss) per share                                     5,568                     5,186                       5,200
                                                       ======                    ======                    ==========
Net Income (loss)  as reported                         $(104)                    $ 571                       $ 606
                                                       ======                    ======                     =========
Pro forma net income (loss) per share                  $( .02)                   $ 0.11                      $0.12
                                                       =======                   ======                   ===========
Net income as reported                                                                                     $   606
Goodwill amortization adjustment                                                                               174
Pro forma net income                                                                         $   780
                                                                                                           ========
Pro forma net income per share                                                                              $ 0.15

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

          Total revenue increased by $2,218,000 or 5.0% to $46,394,000 for the year ended December 31, 1996, compared to $44,176,000 for the same period in 1995. If KSWI had booked the full revenues under the contracts it managed for Kerby, it would have booked additional revenues of $230,000 for the year ended December 31, 1996 and $1,508,000 for the same period in 1995.

          Revenue was lower in the first three quarters of 1996 due to the delays in starting many of the projects. As a result, the revenue increased in each quarter and rose substantially (45%) in the fourth quarter. Revenue by quarter for 1996 was as follows:

                                                            REVENUE (000'S)
                          lst Quarter                           $  8,837
                          2nd Quarter                             10,588
                          3rd Quarter                             11,019
                          4th Quarter                             15,950
                                                                  ------
                           TOTAL                                 $46,394
                                                                 =======

          Cost of sales increased by $3,610,000 or 9.3% to $42,600,000 for the year ended December 31, 1996, compared to $38,990,000 for the comparable period in 1995 primarily as a result of the increase in contract revenues.

          Gross profit as a percentage of net sales decreased to 8.2% for the year ended December 31, 1996, compared to 11.7% for the same period in 1995. The decrease in the gross profit margin for the year ended December 31, 1996 was due to increased competition.

          Selling, general and administrative expenses decreased by $145,000 or 3.5% to $3,970,000 for the year ended December 31, 1996, compared to $4,115,000 for the comparable period in 1995. This decrease was a result of reductions in insurance costs which were partially offset by increased costs during 1996 attributable to being a public company.

          The income tax credit for 1996 was ($72,000) as opposed to a provision of $500,000 for 1995. The credit (provision) were a result of the taxable income
(loss) of the comparable periods.

          The was a $104,000 loss for 1996 compared to a net profit of $571,000 in 1995 as a result of all the items previously mentioned.

          During 1995 61% of revenues came from one contract as compared to 23% of revenues coming from the same contract in 1996. This contract is 91% complete at December 31, 1996 and should not account for a major portion of revenues in 1997. However, the Company is receiving new contracts of significant value and currently has three large contracts each of which may account for over 10% of revenues in 1997. In addition, the Company is bidding on several other major contracts which, if obtained, could account for significant revenues in 1997.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

          Total revenue increased by $8,045,000 or 22.3% to $44,176,000 for 1995, compared to $36,131,000 for 1994. This increase can be primarily attributed to the fact that a larger percentage of revenues for 1994 consisted of fee income where only labor and profit for projects were included in revenue. If revenue had been grossed up to include all of the costs associated with projects (some of which were paid by a predecessor entity), revenue for 1994 would have shown an additional $7,098,000 and an additional $1,508,000 in 1995. Using these grossed up revenues, the revenue increase would have been only $2,455,000 or 6.8% from 1994 to 1995. By December 31, 1995, the Company had completed substantially all of the assigned Kerby contracts and had begun to acquire contracts under its own name. Thus, in 1995, the Company has been able to channel its resources to procure its own contracts.

          For 1995, revenues from one contract accounted for 61% of revenues, while for 1994, revenues from another contract accounted for 52% of total revenues.

          Cost of sales increased by $8,944,000 or 29.8% to $38,990,000 for 1995, compared to $30,046,000 for 1994. However, using grossed up numbers, the cost of sales would show an increase of $3,354,000, instead of the actual $8,944,000 increase.

          The gross profit percentage shows a decrease from 16.8% to 11.7% from 1994 to 1995; however, this was due to the high gross profit from fee contracts. In addition, a significant portion of net income for 1995 ($25,870,000) came from a trade management project. Although the gross profit percentage is generally lower for trade management projects, certain selling, general and administrative expenses are included in project costs.

          Selling, general and administrative expenses decreased by $408,000 or 9.0% to $4,115,000 for 1995, compared to $4,523,000 for 1994. Selling, general and administrative expenses as a percentage of net sales decreased to 9.3% for 1995, compared to 12.5% for 1994. This decrease resulted primarily from a one time charge of $607,000 incurred in 1994 for compensation expenses relating to common stock issued to officers and directors. This was offset by one time costs of $575,000 incurred in 1995 for professional fees (amounting to $200,000) and bonuses paid to officers (amounting to $375,000) in connection with the filing of the Registration Statement on Form 10 relating to the Distribution and KSW, Inc. becoming an independent company.

          The provision for income taxes decreased by $456,000 or 47.7% to $500,000 in 1995, compared to $956,000 for 1994. The decrease was attributable to the fact that a one time charge of $607,000 for compensation expenses for 1994 was not tax deductible. If the charge for compensation expenses had been tax deductible, the provision for taxes would have been $273,000 less and equal to 44% of income before provision for income taxes, a rate comparable to that for 1995.

          Based on a stockholder's agreement with Helionetics, the Company was required to pay Federal income taxes only if Helionetics had a consolidated liability. Since Helionetics had no such liability for the years ended December 31, 1995 and 1994, the Company paid no Federal income taxes. A provision was set up for these years; however, and an adjustment to capital surplus for "forgiveness of debt by Helionetics" of $343,000 and $335,000 for the years ended December 31, 1994 and 1995, respectively (see Consolidated Statement of Stockholders' Equity). State and local taxes were accrued and paid, since the Company was the only Helionetics subsidiary doing business in New York.

LIQUIDITY AND CAPITAL RESOURCES

          The Company believes that its capital resources will be adequate to maintain its current level of business. The Company believes that it is well positioned to obtain new contracts and generate increased revenues over the next year. Public agencies and private parties have announced many new bids for multi-million dollar projects in which the Company would have a strong competitive advantage. The tax abatement for construction in lower Manhattan has led to an increase in the number of new projects announced by private parties.

          The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels if the Company should desire increased bonding limits.

          The Company utilized $777,000 of cash during 1996, primarily to fund increases in accounts receivable due to increased volume in the fourth quarter. In addition, $206,000 was used to purchase fixed assets and $323,000 was provided by the sale/redemption of stock. In 1995, $1,313,000 was provided by operations, while $479,000 was used for investing activities and $550,000 for payment of dividends.

          The Company believes its current cash resources are adequate to fund a moderate increase in sales volume over the next fiscal year. However, the Company's capital resources may not be sufficient to sustain the Company's long-term plans for growth. In addition to seeking new contracts, the Company intends to expand into new geographic areas. The Company is also considering potential acquisitions of companies engaged in complementary businesses. The Company believes that entering into complementary lines of business could achieve significant economies of scale.

          The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations exclusively in the New York City metropolitan area. The Company has not identified any acquisition candidates nor has it entered into any plans, agreements or understandings in respect of acquisitions. There can be no assurance that the Company will identify potential acquisition candidates, reach favorable terms, or successfully integrate into its operations any acquired businesses. Acquisitions may require significant additional capital. The Company may seek to raise capital through debt or equity financing, or both, which may result in substantial dilution to stockholders.

          The Company currently has a line of credit of $2,500,000 with Fleet Bank, which bears interest at a rate of 1% over the bank's prime rate and is subject to certain covenants. As of March 14, 1997, the Company has not drawn down any monies against this line. The Company is currently negotiating a revolving credit line with increased limits to be used for expansion of its current business as well as acquisitions.

          The Company currently has no significant capital expenditure commitments.

          During the construction period, owners or general contractors may request that KSWI perform certain work which is a change to or an addition to the original contract. Such work often requires several months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and, sometimes, of litigation. Slow receipt on collections may also result from general contractor or owner financial difficulties. KSWI tries to limit its financial exposure, by refusing, whenever possible, to do work without a signed formal change order.


IMPACT OF INFLATION

          Although the Company's operations are not directly affected by inflation, both New York City and New York State have large debt service burdens. Inflationary pressures have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn have a negative impact on the Company's revenues.

CAUTIONARY STATEMENT CONCERNING FOWARD-LOOKING INFORMATION

          Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward- looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment and are subject to change based on various important factors.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements are submitted in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         See Item 4(3) avobe.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

NAME                           AGE              TITLE

Floyd Warkol                   49      President, Chief Executive Officer,
                                       Chairman of the Board and Director
Burton Reyer                   62      Executive Vice President, Secretary and
                                       Director
Robert Brussel                 54      Chief Financial Officer and Director
Armand D'Amato                 52      Director
Daniel Spiegel                 71      Director

          Mr. Floyd Warkol has been principally employed as Chairman of the Board since December 15, 1995 and as President and Chief Executive Officer of KSWI and as Chairman and Chief Executive Officer of its subsidiary KSW Mechanical since January 1994. From February 1987 to January 1994, he was principally employed as Chief Executive Officer of Kerby.

          Mr. Burton Reyer has been principally employed as Executive Vice President and Secretary of KSWI since December 15, 1995 and as Vice President and Director of KSWI and as President and Chief Operating Officer of its subsidiary KSW Mechanical since January 1994. From December 1987 to January 1994, he was principally employed as Chief Operating Officer of Kerby.

          Mr. Robert Brussel has been principally employed as Chief Financial Officer and Director of KSWI and Chief Financial Officer of its subsidiary KSW Mechanical Inc. since January 1994. From June 1988 to January 1994, he was principally employed as Chief Financial Officer of Kerby.

          Mr. Armand D'Amato has been Director of KSWI since December 15, 1995. He is also currently, and has been since 1994, the President of the Lloyd Group, Inc., a company specializing in land use and environmental consulting for real estate developers and solid waste operators. From 1976 to 1993, he was a partner at the law firm of Forchelli, Schwartz, Minco and Carlino, Mineola, New York. From 1972 to 1987, he was a member of the New York State Assembly.

          Mr. Daniel Spiegel was appointed as an interim director in January 1996. He had been principally employed as Senior Vice President of Tishman Realty & Construction Company, Inc. from 1970 until March 1995. He is presently a consultant to various construction-related companies.

          COMMITTEES OF THE BOARD OF DIRECTORS. A Compensation Committee approves the salary, incentives and benefit plans for directors, officers and other employees and the granting of options and other compensation matters. The Compensation Committee consists of non-employee Directors, Armand D'Amato and Daniel Spiegel. An Audit Committee, also composed of non-employee Directors, oversees actions taken by the Company's independent auditors and reviews the Company's financial controls.

          CLASSIFIED BOARD OF DIRECTORS. The Company's Board of Directors is divided into three classes of Directors serving staggered three-year terms.

          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Susan Barnes, a beneficial owner of more than 10% of issued and outstanding KSWI Common Stock, has failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 1996.

          On January 2, 1996, Susan Barnes sold 111,163 shares of her common stock to another party. On January 31, 1996, she sold 59,500 shares of her common stock to Allen & Company and 25,500 shares of her common stock to an Allen & Company Managing Director, Paul A. Gould. On May 6, 1996, she sold 98,882 shares of her common stock purportedly under Rule 144. On December 18, 1996, she sold 480,000 shares of her common stock to Floyd Warkol and 145,000 shares of her common stock to Burton Reyer. Ms. Barnes has failed to file a Form 4 or a Form 5 to report these transactions.


ITEM  11.  EXECUTIVE COMPENSATION.

          The following table sets forth remuneration paid to executive officers of the Company for the fiscal years ended December 31, 1996 and December 31, 1995.

                                                     SUMMARY COMPENSATION TABLE

                 ANNUAL COMPENSATION                                                            LONG TERM COMPENSATION
                                                                                    AWARDS                      PAYOUTS
Name and Principal                                                                            Securities
Position              Fiscal Year                                Other Annual   Restricted    Underlying     LTIP       All Other
                                      SALARY           BONUS     COMPENSATION   STOCK         OPTIONS/SARS   PAYOUTS   COMPENSATION
-----------------      -----          ------           -----                              ----------        ------------    -------
Floyd Warkol          1996            $550,000         $0
President & Chief     1995            $525,000         $250,000                   -             -               -         $100,000
Executive Officer

Burton Reyer           1996            $300,000         $0
Vice President         1995            $287,000         $125,000

Robert Brussel         1996            $135,000         $32,500
Chief Financial        1995            $125,000         $30,000
Officer

James Oliviero         1996            $150,000         $32,500
Director of            1995            $125,000         $25,000
Investor Relations

--------------------------------------

          The Company and KSW Mechanical entered into a three-year employment contract and a non-competition agreement with Mr. Warkol as of January 1, 1994.
The employment contract provides for base annual compensation of $500,000, increasing by $25,000 per annum. Mr. Warkol is also entitled to medical insurance, (disability insurance with payments equal to 60% of base compensation,) a $1 million life insurance policy payable as directed by the employee (at a cost of $1,210 per year), $10,000 per year in club dues, a car and chauffeur and bonuses if, and when, declared by a two-thirds vote of the Company's Board of Directors. Mr. Warkol is entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract.
The Company is not entitled to discharge Mr. Warkol for disability until he has been disabled for 180 consecutive days. Mr. Warkol's estate is entitled to two-months pay in the event of his death. Mr. Warkol has agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment contract and for two years thereafter.

          The Company and KSW Mechanical entered into a three-year employment contract and a non-competition agreement with Mr. Reyer as of January 1, 1994. The employment contract provides for base annual compensation of $275,000, increasing by $12,500 per annum. Mr. Reyer is entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $500,000 policy of life insurance payable as directed by the employee, $5,000 per year in club dues and bonuses if, and when, declared by a two-thirds vote of the Company's Board of Directors. Mr. Reyer is entitled to terminate his employment for good reason, i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company is not entitled to discharge Mr. Reyer for disability until he has been disabled for 180 consecutive days. Mr. Reyer's estate is entitled to two months' pay in the event of his death.

          In December 1995, Messrs. Warkol and Reyer agreed to extend their executive employment agreements for an additional two years, under similar terms and conditions. Messrs. Warkol and Reyer received salary increases of $25,000 in each of the two years.

          OPTIONS GRANTED IN 1996. The Company adopted the 1995 Stock Option Plan of KSW, Inc. (the "Stock Option Plan") on December 15, 1995, and the Stock Option Plan was approved by the KSWI stockholders by unanimous written consent on December 15, 1995. The Stock Option Plan is administered by the Board of Directors or a Committee appointed by the Board of Directors (each herein called the "Compensation Committee"). All key employees of, consultants to, and certain non-employee Directors of the Company, as may be determined by the Compensation Committee from time to time, are eligible to receive options under the Stock Option Plan. No options were granted in 1996.

          A total of 750,000 shares were originally authorized for issuance under the Stock Option Plan. Prior to 1996, the Company had granted options with respect to 610,000 shares at an exercise price of $1.50 per share to certain eligible participants under the Stock Option Plan (of which 535,000 were issued to officers and directors of the Company and its subsidiaries). At the Company's Annual Meeting held on June 27, 1996 the shareholders approved an amendment to the Stock Option Plan to increase by 350,000 shares the aggregate number of shares of Common Stock available for future options to 490,000 shares.

          The exercise price of an incentive stock option and a non-qualified stock option is fixed by the Compensation Committee on the date of grant; however, the exercise price under an incentive stock option must be at least equal to the fair market value of the KSWI Common Stock on the date of grant.

          Stock options are exercisable for a duration determined by the Compensation Committee, but in no event more than ten years after the date of grant. Options shall be exercisable at such rate and times as may be fixed by the Compensation Committee on the date of grant. The aggregate fair market value (determined at the time the option is granted) of the KSWI Common Stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year (under all stock option plans of the Company and its subsidiaries) shall not exceed $100,000; to the extent that this limitation is exceeded, such excess options shall be treated as non-qualified stock options for purposes of the Stock Option Plan and the Internal Revenue Code of 1986, as amended (the "Code").

          At the time a stock option is granted, the Compensation Committee may, in its sole discretion, designate whether the stock option is to be considered an incentive stock option or non-qualified stock option plan. Stock options with no such designation shall be deemed an incentive stock option to the extent that the $100,000 limit described above is met.

          Payment of the purchase price for shares acquired upon the exercise of options may be made by any one or more of the following methods: in cash, by check, by delivery to the Company of shares of KSWI Common Stock already owned by the option holder, or by such other method as the Compensation Committee may permit from time to time. However, a holder may not use previously owned shares of KSWI Common Stock that were acquired pursuant to the Stock Option Plan, or any other stock plan that may be maintained by the Company or its subsidiaries, to pay the purchase price under an option, unless the holder has beneficially owned such shares for at least six months. Stock options become immediately exercisable in full upon the retirement of the holder after reaching the age of 65, upon the disability or death of the holder while in the employ of or service with the Company, upon a Change of Control (as defined in the Stock Option
Plan), or upon the occurrence of such special circumstances as in the opinion of the Compensation Committee merit special consideration. However, no options may be exercised earlier than six months following the date of grant.

          Stock options terminate at the end of the tenth business day following the holder's termination of employment or service. This period is extended to one year in the case of the disability or death of the holder, and in the case of death, the stock option is exercisable by the holder's estate.

          The options granted under the Stock Option Plan contain anti-dilution provisions which will automatically adjust the number of shares subject to the option in the event of a stock dividend, split-up, conversion, exchange, re-classification or substitution. In the event of any other change in the corporate structure or outstanding shares of KSWI Common Stock, the Compensation Committee may make such equitable adjustments to the number of shares and the class of shares available under the Stock Option Plan or to any outstanding option as it shall deem appropriate to prevent dilution or enlargement of rights.

          The Company shall obtain such consideration for granting options under the Stock Option Plan as the Compensation Committee in its discretion may request.

          Each option may be subject to provisions to assure that any exercise or disposition of KSWI Common Stock will not violate the securities laws.

          No option may be granted under the Stock Option Plan after December 15, 2005.

          The Board of Directors or the Compensation Committee may at any time withdraw or amend the Stock Option Plan and may, with the consent of the affected holder of an outstanding options at any time withdraw or amend the terms and conditions of outstanding options. Any amendment which would increase the number of shares issuable pursuant to the Stock Option Plan or change the class of individuals to whom options may be granted shall be subject to the approval of the stockholders of the Company within one year of such amendment.

          The following table shows the number of shares as to which options were granted immediately before the Distribution on December 29, 1995 to the Company's executive officers: (no options were granted during the 1996 fiscal year.)

                     AGGREGATED OPTION/SAR EXERCISES IN 1996
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1996

                                                                Number of
                                                                Securities                  Value of
                                                                Underlying                Unexercised
                                                                Unexercised                  in-the-
                                                                Options/SARs                  Money
                                                                at Fiscal                 Options/SARs
                                                                Year-End (#)                at Fiscal
                 Shares                                         Exercisable/                 Year-End ($)
NAME             Acquired            VALUE                      Unexercisable               Exercisable/
                 on Exercise (#)     REALIZED ($)                                           Unexercisable
                                                         Exercisable Unexercisable     Exercisable  Unexcercisable

Floyd Warkol........0                 0                   100,000/200,000               37,500/75,000
Burton Reyer.. .....0                 0                   50,000/100,000                18,750/37,500
Robert Brussel. ....0                 0                     8,333/16,667                 3,125/6,250
James Oliviero......0                 0                     6,667/13,333                 2,500/5,000

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          The following table sets forth information relating to the beneficial ownership of KSWI Common Stock by (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors, proposed directors and executive officers and (iii) all of the Company's directors, proposed directors and executive officers as a group.

                                                                                         Amount and Nature of
                                                                                         Beneficial Ownership
                                                                                     SOLE VOTING          PERCENT
                               NAME OF BENEFICIAL OWNER                              AND                  OF CLASS
                                                                                     POWER
                               Susan Barnes........................................647,913 (1)                 11.6%
                               541 Loring
                               Los Angeles, CA 90024

                               Floyd Warkol.......................................1,647,913(2)                 29.7%
                               Meadow Lane
                               Purchase, NY 10577

                               Burton Reyer........................................ 405,000                     7.3%
                               17 Foxwood Road
                               Kings Point, NY 11024

                               Allen & Company..................................... 385,000                     6.8%
                               711 Fifth Avenue
                               New York, NY

                               Robert Brussel......................................  25,000                      .45%
                               365 Woodmere Blvd.
                               Woodmere, NY  11598

                               All Executive officers............................ 2,077,913                    37.5%
                               and directors as a group

          As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). Accordingly, they may include shares owned by or for, among others, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

(1) Share quantities reflect that Susan Barnes sold 480,000 shares of her KSWI Common Stock to Floyd Warkol, and 145,000 shares to Burton Reyer. Includes shares owned by affiliates of Ms. Barnes.

(2) Includes Susan Barnes' shares over which Mr. Warkol has an irrevocable proxy. Includes 78,000 shares owned by Mr. Warkol's wife in trust for their minor daughter, and 78,000 shares owned by Mr. Warkol's son, which Mr. Warkol denies beneficial ownership.


ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Susan Barnes, the owner of approximately 12% of KSWI's outstanding shares of Common Stock, has granted to Mr. Warkol an irrevocable proxy to vote all of the shares of KSWI Common Stock which were distributed to her, empowering Mr. Warkol, as President of KSWI, to vote these shares to elect members of the Company's Board of Directors and to vote in favor of or against any other matters that come before the stockholders of the Company.

          Susan Barnes irrevocably pledged 500,000 of the shares she received in the Distribution to the Company. (See Item 3, above)

          Floyd Warkol, President of the Company and a foundation he controls jointly are the landlord on the Company's lease in Bronx, New York. See "Properties."

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS

         The financial statements required to be filed by Item 8 herewith follow this page.

(b)      A Current Report on Form 8-K was filed on August 8, 1996.

(c)      EXHIBITS

         Reference is made to the Exhibit Index found on page 53 of this Form 10-K.

(d) A schedule of valuation and qualifying accounts is filed herewith as Exhibit 27.

                          INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE

FINANCIAL STATEMENTS OF KSWI

Independent Auditors' Report.........................................F-13
Consolidated Balance Sheets as of December 31,
  1996 and 1995......................................................F-14
Consolidated Statement of Operations years ended December 31, 1996,
1995 and 1994........................................................F-15
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.............................F-16
Consolidated Statement of Cash Flows years ended
  December 31, 1996, 1995 and 1994...................................F-17
Notes to Financial Statements........................................F-19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 30, 1997 on its behalf by the undersigned, thereunto duly authorized.


                                    KSW, INC.


                                    By:    /S/ FLOYD WARKOL
                                               Floyd Warkol
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                  TITLE                         DATE
/S/   Floyd Warkol           Chairman of the Board and Chief
      Floyd Warkol           Executive Officer (Principal       March 30,1997
                             Executive Officer)

/S/  Burton Reyer            Vice President and Director        March 30, 1997
     Burton Reyer

/S/ Robert Brussel           Chief Financial Officer and
   Robert Brussel             Director                          March 30, 1997

/S/  Armand D'Amato           Director                          March 30, 1997
     Armand D'Amato

 /S/Daniel Spiegel            Director                          March 30, 1997
    Daniel Spiegel

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York  11101



We have audited the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of KSW, Inc. and subsidiary as of December 31, 1995 and 1994 were audited by other auditors whose report dated February 19, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER Certified Public Accountants, P.C.


/s/ Marden, Harrison & Kreuter
Port Chester, New York
January 30, 1997

                                  EXHIBIT INDEX

Exhibit                                        Incorporated          Filed with
No.              Description                   Herein  by Reference  Electronic
                                                                     Submission

3.1.2         Amended and Restated Articles of
              Incorporation of the  Registrant       X

3.11.2        Amended and Restated By-Laws of        X
              the Registrant

10.1A         Subcontract Agreement dated as of November                 X
              21, 1996 between KSWI and Morse Diesel
              International, Inc. for Brooklyn
              Renaissance Plaza

10.1B         Subcontract Agreement dated as of May 1,                   X
              1996 between KSWI and Morse Diesel
              International, Inc. for Terminal One
              at JFK Aairport.

10.5          General Agreement of Indemnity,          X
              dated February 28, 1994,  by and
              among Seaboard Surety Company-St.
              Paul Fire and  Marine Insurance
              Company and KSWI Mechanical
              Services,  Inc. or the Registrant

10.6          General Agreement of Indemnity,          X
              dated February 28, 1994,  by and
              among Helionetics, Inc. Seaboard
              Surety Company- St. Paul Fire and
              Marine Insurance Company and KSWI
              Mechanical Services, Inc. or the
              Registrant

10.8          Employment Agreement, dated as of        X
              January 1, 1994, by and  among KSW
              Mechanical Services, Inc., Burton
              Reyer and  the Registrant

10.9          Employment Agreement, dated as of        X
              January 1, 1994, by and  among KSW
              Mechanical Services, Inc., Burton
              Reyer and  the Registrant

10.11         Pledge Agreement by and between          X
              Susan Barnes and the  Registrant

10.12         Irrevocable Proxy, dated December        X
              5, 1995, by Susan  Barnes to Floyd
              Warkol, in his capacity as
              President of the  Registrant

10.13         Amendatory Employment Agreement,         X
              dated as of December  15, 1995, by
              and among KSW Mechanical Services,
              Inc., the  Registrant and Floyd
              Warkol

10.14         Amendatory Employment Agreement,         X
              dated as of December  15, 1995, by
              and among KSW Mechanical Services,
              Inc., the  Registrant and Burton
              Reyer

21.1          List of Subsidiaries                     X

27            Financial Data Schedule                  X
              for Year Ending December 31, 1996