Form 10-Q
period 1997-03-31
KSW INC
filed 1997-05-05
CIK 1004125

------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                             COMMISSION FILE NUMBER

                                    KSW, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   11-3191686
         (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

37-16 23RD STREET, LONG ISLAND CITY, NEW YORK                  11101
---------------------------------------------                  -----
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                  718-361-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                              OUTSTANDING
                  CLASS                                       MARCH 31, 1997
                  -----                                       --------------
         COMMON STOCK, $.01 PAR VALUE                            5,542,978
-------------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 14 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 12.

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                PAGE NO.
------------------------------------------------------------------------
PART 1            FINANCIAL INFORMATION

Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet -              3
                     March 31, 1997 and December 31, 1996

                  Condensed Consolidated Statement of Operations      4
                     Three months ended March 31, 1997 and 1996

                  Condensed Consolidated Statement of Cash Flows -    5
                     Three months ended March 31, 1997 and 1996

                  Notes to Condensed Consolidated Financial
                    Statements                                        6


Item 2.           Management's Discussion and Analysis of             7
                  Financial Condition and Results of Operation
------------------------------------------------------------------------
PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                    10

Item 6.           Exhibits and Reports on Form 8-K.                    10

SIGNATURES                                                             11

--------------------------------------------------------------------------

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                            MARCH 31, 1997   DECEMBER 31, 1996
ASSETS                                      --------------   -----------------

Current assets:
   Cash and cash equivalents                $  6,430        $  4,464
   Accounts receivable, less allowance
     for doubtful accounts of $170 at
     March 31, 1997 and December 31, 1996     10,467          11,705
   Retainage receivable                        6,073           5,552
   Costs and estimated earnings in excess of
     billings on uncompleted contracts         1,490           1,640
   Prepaid expenses and other
                                                 560             416
      Total current assets                  --------          ------
                                              25,020          23,777

Property and equipment, net of accumulated
   depreciation of $833 and $752 at
    March 31, 1997 and December 31, 1996,
    respectively                                608              651

Other assets:
   Goodwill, net of accumulated amortization
   of $750 and $712 at March 31, 1997
   and December 31, 1996, respectively        4,240             4,278
Other                                             7                28
                                            $29,875           $28,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                      $    9,390            $8,602
   Retainage payable                          3,346             3,472
   Accrued payroll and related benefits       1,408               916
   Accrued expenses                             275               345
   Billings in excess of costs and estimated
    earnings on uncompleted contracts        4,211              4,860
        Total current liabilities           18,630             18,195
   Long term liabilities, including deferred
     taxes of $166                             206                 -
                                            ------             ------
        Total liabilities:                 $18,836             18,195
Stockholders' equity:
   Common stock, $.01 par value;
   25,000,000 shares authorized;
   5,542,978 shares issued and
   outstanding at March 31, 1997 and
   December 31, 1996                            55                 55
   Additional paid-in capital                9,961              9,961
   Retained earnings                         1,023                523
                                             -----              -----
       Total stockholders' equity          11,039              10,539

                                        $  29,875              $28,734
                                        =========            =========

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                               THREE MONTHS             THREE MONTHS
                           ENDED MARCH 31, 1997      ENDED MARCH 31, 1996
                           --------------------      --------------------

Revenues
   Contracts                     $19,936                  $8,630
   Fees from sellers                 137                     158
   Interest                           46                      49
                                 -------                  ------
                                  20,119                   8,837

Direct costs                     18,386                    8,135
Gross profit                      1,733                      702
Selling, general and
administrative expenses             995                    1,139
Interest                              6                        2
                                 ------                    -----

Profit/(Loss) before
provision for income taxes          732                     (439)
Provision for income taxes          232                     (205)
                                 ------                    ------
Net profit/(Loss)                  $500                     $(234)
Net profit/(loss) per
common share                       $.09                    $( .04)
Weighted average common
shares outstanding            5,713,074                  5,579,438
                              =========                  =========
Fully diluted profit/(loss)
per common share                   $.09                    $( .04)
Fully diluted average
common shares                 5,713,074                   5,677,299
                              =========                   =========


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   THREE MONTHS ENDED      THREE MONTHS ENDED
                                   MARCH 31, 1997          MARCH 31, 1996
                                   --------------------    -------------------

Cash flows from operating
activities:
   Net Income (loss)                    $500                    $(234)
   Adjustments to reconcile
     net income to cash provided
     by operating activities:
       Depreciation and amortization     119                      111
  Changes in operating assets
       and liabilities:
       Accounts and retainage
       receivable                        717                       67
       Costs and estimated earnings in
       excess of billings on uncompleted
        contracts                        150                     (299)
       Prepaid expenses and other       (123)                    (135)
       Accounts and retainage payable    662                      694
       Accrued salaries and related
        benefits                         492                     (521)
       Accrued expenses                  (70)                    (336)
       Due to contractor                  -                    (1,264)
       Billings in excess of costs and
         estimated earnings on
          uncompleted contracts         (649)                    (315)

Net cash used in operating activities  1,798                   (2,232)
Cash flows from investing activities:
   Increase in long term liabilities     206                        -
   Purchase of property and equipment    (38)                     (60)
                                       ------                  -------
Net cash used in investing activities
                                         168                      (60)
                                       -----                   -------
Cash flows from financing activities:
   Sale of stock                          -                       450
Net cash provided by financing
   activities                             0                       450
Net increase in cash and cash
    equivalents                        1,966                   (1,842)
Cash and cash equivalents,
    beginning of period                4,464                    5,124
                                       -----                   ------
Cash and cash equivalents,
    end of period                     $6,430                    3,282
                                      ------                   ------

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996 and the results of operations and cash flows for the three-month periods then ended. Because of the nature of construction, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

     Total revenue for the first quarter increased 128% to $20,119,000, compared to $8,837,000 for the first quarter of 1996. There was a net profit of $500,000, compared to a loss of $234,000 for the same period in 1996.

     Revenues in the first quarter of 1997 increased due to the work completed on new projects the Company received in 1996, in particular the Chiller Plant at the Memorial Sloan-Kettering Cancer Center which accounted for 29% of revenue in the first quarter of 1997. This project which, based on its size would normally be expected to take two years, is expected to be completed in a six-month period.

     The Company's revenue was depressed during the first quarter of 1996 by the late start of new construction contracts partially due to the unusually severe winter weather. Also, during the first quarter of 1996 substantially all of the Company's projects were either in the start-up or completion stages, which tend to be more overhead intense.

COST OF SALES

     Cost of sales increased by $10,251,000 or 126% to $18,386,000 from $8,135,000 as a result of the increase in sales revenue noted above.

GROSS PROFIT

     Gross profit increased by 147% or $1,031,000, from $702,000 in the first quarter of 1996 to $1,733,000 in the first quarter of 1997. The gross profit margin for 1997 was 8.6% as compared to 8.0% for 1996.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") decreased from $1,139,000 for the first quarter of 1996 to $995,000 in the first quarter of 1997, a decrease of $144,000 (12.6%). In the first quarter of 1997, SG&A expenses were 4.9% of revenue as compared to 12.9% of revenue for the first quarter of 1996. While SG&A expenses generally increase as volume increases, the Company has made an effort to keep these expenses at a minimum. Most of these expenses are not volume driven, so as volume increases, they become a lower percentage of revenue.

PROVISION FOR TAXES

     The 1997 tax provision is net of a $105,000 tax credit for the deferred taxes not previously recorded. Had this credit not been recorded, the provision for taxes would have been 46% of taxable income, a percentage consistent with prior periods.

NET PROFIT/(LOSS)

     Net profit for the first quarter of 1997 was $500,000 compared to a net loss of ($234,000) in the first quarter of 1996, as a result of all the items previously mentioned.

     Profit for the first quarter of 1996 was the result of reduced revenue, partially caused by the unusually severe weather in the Northeast.

LIQUIDITY AND CASH FLOW

     For the first quarter of 1996 cash used in operations was $2,232,000 which was offset by $450,000 received from the sale of stock. For the same period in 1997 the cash generated by operations was $1,798,000. The cash flow for the first quarter of 1996 was affected by startup costs on the Co-Op City project which contains a large proportion of labor relative to materials and mechanical equipment. These costs are included in the requisition prepared at the end of each month and are not reimbursed for several months thereafter.

     Generally an increase in sales volume requires additional outlay of cash in order to finance the resulting increase in accounts receivable; however, the company was able to negotiate favorable collection terms on some of its new projects. As a result, cash of $717,000 was generated from a reduction of accounts and retainage receivable, while at the same time another $662,000 was generated from an increase in accounts and retainage payable and $492,000 from an increase in salaries and related benefits payable.

     While no significant capital improvements are projected over the next year, cash may be required for the start up of additional new projects and for acquisitions. While the company has not identified any specific acquisition and there is no guarantee it will find any suitable acquisitions, management is in the process of reviewing acquisition opportunities.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     The Company has negotiated an increased banking facility with Fleet Bank of $3,000,000, comprised of a three-year revolving credit of $2,000,000 and a $1,000,000 line of credit. Borrowings are at 1% above the bank's prime rate. The facility contains certain operating and financial covenants. Under the Revolving Credit Agreement, acquisitions must be approved by the Bank. As of April 30, 1997, the Company has not used any of its borrowing capacity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KSW, INC.

Date:  May 2, 1996                           ---------------------------
                                             Robert Brussel
                                             Chief Financial Officer

                                            (Principal Financial and
                                             Accounting Officer and
                                             Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                           DESCRIPTION                       PAGE
------                           -----------                       ------------
  1
                  Statement regarding Computation of
                  Per Share Earnings                                  13

  27              Financial Data Schedule                             14
-------------------------------------------------------------------------------

                                    KSW, INC.

                         STATEMENT REGARDING COMPUTATION
                        OF NET EARNINGS (LOSS) PER SHARE


                                                        Three Months Ended
                                                             MARCH 31
                                       1997             1996          1996
                                       ----             ----          ----
                                    PRIMARY and
                                    FULLY DILUTED       PRIMARY   FULLY DILUTED
                                    -------------       --------  -------------

Net earnings/(loss)               $  500,000           $(234,000)  $(234,000)
                                   ===========        ===========   ==========

Weighted average shares
outstanding during the period      5,542,978           5,400,026   5,400,026

Common and common stock
  equivalent shares using the
   treasury stock method            170,096              179,412     277,273
                                   --------             --------     -------

Total shares outstanding for
  purposes of calculating primary
   and fully diluted earnings
   (loss) per share               5,713,074            5,579,438   5,677,299
                                  =========            =========   =========

Primary earnings (loss) per
  common and common equivalent
   share                              $.09                 $(.04)
                                  ========              =========
Fully diluted earnings (loss)
   per common and common
   equivalent share                   $.09                 $(.04)
                                  ========              =========