Form 10-Q
period 1997-06-30
KSW INC
filed 1997-08-13
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-27290

                                    KSW, INC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days.          YES  X  NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding
          Class                                   June 30, 1997
  Common stock, $.01 par value                      5,542,978

       This is page 1 of 13 pages. Index to exhibits is on page 12.

                                   KSW, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                 Page No.

PART 1      FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-                    3
            June 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of Operation           4
            Six months and three months ended June 30, 1997
            and 1996

          Condensed Consolidated Statements of Cash Flows-         5
            Six months ended June 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements     6

Item 2.   Management's Discussion and Analysis of                  7
          Financial Condition and Results of Operation

PART II      OTHER INFORMATION

Item 1.   Legal Proceedings                                        9
Item 2.   Change in Securites
Item 4.   Submission of Matter to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K.                       10

SIGNATURES                                                        11


                            KSW, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  June 30, 1997             December 31, 1996
ASSETS
Current assets:                                   $ 3,405                   $ 4,464
 Cash and cash equivalents
 Accounts receivable, less allowance
  for doubtful accounts of $100 and $170 at
  June 30, 1997 and December 31, 1996
   respectively                                     9,220                    11,705
Retainage receivable                                6,955                     5,552
Costs and estimated earnings in excess of
  billings on uncompleted contracts                 1,903                     1,640
Prepaid expenses and other receivables                748                       416
                                                  -----------              ---------
      Total current assets                         21,421                    23,777

Property and equipment, net of accumulated
  depreciation of $914 and $752 at
    June 30, 1997 and December 31, 1996
    respectively                                      592                       651

Other Assets:
  Goodwill, net of accumulated amortization
   of $828 and &752 at June 30, 1997 and
    December 31, 1996, respectively                4,202                      4,278
Other                                                  7                         28
                                                  -------                     -------

Total Assets                                     $26,222                   $ 28,734
                                                 =========                 ===========

LIABILIIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Account payable                                 $ 6,901                  $  8,602
  Retainage payable                                 3,920                     3,472
  Accrued payroll and related benefits                969                       916
  Accrued expenses                                    193                       345
  Billings in excess of costs and extimated
   earnings on uncompleted contracts                2,986                     4,860
                                                  ---------                ---------
      Total current liabilities                    14,969                    18,195
  Long Term Liabilities                               200                         0
                                                  ---------                 ---------
      Total liabilities                            15,169                    18,195
                                                  ---------                 ---------
Stockholders' equity
  Common stock, $.01 par value; 25,000,000 shares
   authorized; 5,542,978 shares issued and
    outstanding at June 30, 1997 and December
     31, 1996, respectively                            55                        55
   Additional paid-in capital                       9,961                     9,961
   Retained earnings                                1,037                       523
                                                 -----------                ---------
       Total stockholders' equity                  11,053                    10,539

Total Liabilities and Stockholders' Equity     $   26,222                  $ 28,734
                                              =================          =================

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                  Six Months                         Six Months        Three Months              Three Months
                                   Ended                              Ended               Ended                      Ended
                                 June 30, 1997                      June 30, 1996      June 30, 1997              June 30, 1996
Revenues
   Contracts                        $36,882                            $18,838             $16,946                $10,208
   Fees from Sellers                    167                                522                  30                    364
   Interest                              94                                 65                  48                     16
                                    ----------                         ----------            --------               ---------
                                     37,143                             19,425              17,024                 10,588

Direct costs                         34,450                             17,861              16,064                  9,726
                                     ------                             --------          ----------              ----------
Gross profit                          2,693                              1,564                 960                    862

Selling, general
   & administrative expenses          1,920                              1,997                 925                    858
Interest                                 17                                  4                  11                      2
                                     -------                            --------           --------                ---------
Profit/(Loss) before provision
   for income taxes                     756                               (437)                 24                      2

Provision for income taxes              242                               (205)                 10                      0
                                       -----                             -------              ------                 -----
Net Profit/ (Loss)                     $514                              $(232)                $14                    $ 2
                                       ====                              =======          ==========                ========
Net Profit/(Loss) per
   common share                         .09                               (.04)                  0                      0
                                      ======                              =====              ======                   ======

Weighted average common
   shares outstanding             5,735,170                          5,611,523           5,737,069              5,614,618
                                  ===========                       ===========          ===========            ==========
Fully diluted Profit/(Loss)
   per common share                     .09                               (.04)                  0                      0
                                      ======                        ===========          ===========            ==========

Fully diluted average
   common shares                  5,735,170                          5,611,523            5,737,069             5,614,618
                                 ===========                        ===========          ===========            ==========

                                         KSW, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)


                                                                 Six Months                         Six Months
                                                               Ended June 30, 1997                Ended June 30, 1996

Cash flows from operating activities:
   Net gain/(loss)                                                 $  514                         $  (232)
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
         Depreciation and amortization                                238                             220
         Changes in operating assets and liabilities:
            Accounts and retainage receivable                       1,082                          (3,869)
            Costs and estimated earnings in
               excess of billings on uncompleted
         contracts                                                    547                            (581)
            Prepaid expenses and other receivables                   (332)                           (299)
            Accounts and retainage payable                         (1,253)                          2,822
            Accrued salaries and related benefits                      53                            (380)
            Accrued expenses                                         (152)                           (311)
            Due to contractor                                                                      (1,264)
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                            (1,874)                            575
                                                                 -----------                       ----------
Net cash provided by/(used in)
   operating activities                                            (1,177)                         (3,319)

Cash flows from investing activities:
   Decrease in other assets                                            21                              -
   Purchase of property and equipment                                (103)                          (105)

Net cash used in investing activities                                 (82)                          (105)

Cash flows from financing activities:
   Sale of stock                                                                                     450
   Repurchase of stock                                                                              (126)
   Long term liabilities                                              200                             31
                                                                 ------------                      ----------
Net cash provided by financing activities                             200                            355
                 -------                                         ------------                      ----------
Net increase/(decrease) in cash and cash
   equivalents                                                      (1059)                        (3,069)

Cash and cash equivalents,
   beginning of period                                              4,464                          5,124

Cash and cash equivalents,
   end of period                                                 $  3,405                       $  2,055
                                                              =================              ==================

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the six and three month periods ended June 30, 1997 and 1996. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

          Total revenues for the second quarter increased by 61% to $17,024,000, compared to $10,588,000 for the second quarter of 1996. Revenues in the first half of 1997 were $37,143,000 compared to revenues of $19,425,000 for the same period in 1996 an increase of $17,718,000 (91%).


COST OF SALES

          Cost of sales for the second quarter increased by $6,338,000 or 65% to $16,064,000 from $9,726,000 as a result of the increase in sales revenues noted above.

GROSS PROFIT

          Gross profit increased by 11% or $98,000 from $862,000 in the second quarter of 1996 to $960,000 in the second quarter of 1997. This was primarily due to the sales volume increase noted above. The gross profit percentage decreased from 8.1% for the second quarter of 1996 to 5.7% for the same quarter of 1997 primarily due to adjustments in contract costs on a completed project.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses ("SG&A") increased from $858,000 for the second quarter of 1996 to $925,000 in the second quarter of 1997, an increase of $67,000. For the six months ending June 30, 1997, SG&A expenses decreased $77,000 (3.9%) in spite of an 91% increase in revenue.


PROVISION FOR TAXES

          Provision for taxes for the six months ended June 30, 1997 was 32% of income/(loss) before taxes as compared to 47% for the same period in 1996 due to a $105,000 tax credit for deferred taxes not previously recorded. Had this credit not be recorded in 1997 the tax provision would have been comparable to 1996 (47%).


NET GAIN

          Net profit in the second quarter of 1997 of $14,000 compared to a net profit of $2,000 in the second quarter of 1996, was the result of the items mentioned above. For the first six months of 1997 there was a net profit of $514,000 compared to a net loss of ($232,000) for the same period in 1996.


LIQUIDITY AND CASH FLOW

          For the first six months of 1997 cash used by operations was $1,177,000. For the same period in 1996 the cash used in operations was $3,319,000 which was offset by $355,000 generated from financing activities. The cash flow for the first half of 1997 was effected by a decrease in billings in excess of costs and estimated earnings of uncompleted contracts of $1,874,000.

While no significant capital improvements are projected over the next year, cash will be needed to fund the start-up costs for new projects. The Company has a $3,000,000 credit facility with Fleet Bank, which the Company believes should be sufficient to fund the Company's working capital needs.

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

         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting, held on May 5, 1997, the stockholders approved the following resolutions:

         a. The stockholders re-elected Robert Brussel as a Class II director, to serve for a term of three years;

         b. The stockholders ratified the appointment of Marden, Harrison & Kreuter as independent auditors for the Company for the year 1997.


ITEM 5.   OTHER INFORMATION

          a. On May 29, 1997, the Company established a three year unsecured credit facility in the amount of $3,000,000.00 with Fleet Bank, consisting of a $2,000,000 revolving credit agreement and a $1,000,000 line of credit. The Company intends to use this credit facility to fund current operations and believes this line of credit should be sufficient to fund the Company's working capital needs.

          b. KSW became a public corporation in December, 1995 as a result of a stock distribution by Helionetics, Inc. to its shareholders. On April 29, 1997, Susan Barnes, wife of Helionetics' chairman, Bernard Katz, sold her remaining stock interest in KSW. At that time Ms. Barnes held a 25% interest in KSW. During 1996 her interest was reduced to 11.6% through private transactions and Rule 144 sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KSW, INC.


Date:  August 13, 1997                    /s/ Robert Brussel
                                           Robert Brussel
                                           Chief Financial Officer

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

    27         Financial Data Schedule

                                                                 EXHIBIT


                                    KSW, INC.

                         STATEMENT REGARDING COMPUTATION
                        OF NET EARNINGS (LOSS) PER SHARE



                                                    SIX MONTHS ENDED                        THREE MONTHS ENDED
                                               JUNE 30,1997   JUNE 30,1996             JUNE 30,1997    JUNE 30,1996

Net earnings (loss)                             $514,000     ($232,000)                 $ 14,000       $  2,000
                                               ==========   ===========                ===========     =========
Weighted average shares
  outstanding during the
  period                                       5,542,978     5,429,015                 5,542,978      5,429,015

Common and common stock
  equivalent shares using the
  treasury stock method                         192,192        182,508                   194,091       185,603

Total shares outstanding for
  purposes of calculating
  primary and fully diluted
  earnings (loss) per share                   5,735,170      5,611,523                 5,737,069     5,614,618

Primary and fully diluted
earnings/(loss) per common
  and common equivalent
  share                                             .09           .04)                         0             0
                                               ==========     ==========                 =========     ========