Form 10-Q
period 1997-09-30
KSW INC
filed 1997-11-10
CIK 1004125

-----------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 - Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                            OUTSTANDING
                  CLASS                                     SEPTEMBER 30, 1997
         COMMON STOCK, $.01 PAR VALUE                       5,497,978
   ------------------------------------------------------------------------
                          THIS IS PAGE 1 OF 13 PAGES.
                       INDEX TO EXHIBITS IS ON PAGE 11.

                                   KSW, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                                                   PAGE NO.
   ------------------------------------------------------------------------
PART 1            FINANCIAL INFORMATION

Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet -                   3
                    September 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Operation -         4
                    Nine months and three months ended September 30, 1997
                    and 1996

                  Condensed Consolidated Statements of Cash Flows -        5
                    Nine months ended September 30, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements     6

Item 2.           Management's Discussion and Analysis of                  7
                  Financial Condition and Results of Operation
   ------------------------------------------------------------------------
PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                        9
Item 2            Change in Securities                                     9
Item 3            Defaults Upon Senior Securities                          9
Item 4            Submission of Matters to a Vote of Security Holders      9
Item 5            Other Information                                        9
Item 6.           Exhibits and Reports on Form 8-K.                        9
   ------------------------------------------------------------------------
SIGNATURES                                                                10

INDEX TO EXHIBITS                                                         11
   ------------------------------------------------------------------------


                           KSW, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


ASSETS                                            September 30, 1997        December 31, 1996
                                                  -----------------         -----------------
Current assets:
   Cash and cash equivalents                        $       570                 $    4,464
   Accounts receivable, less allowance
     for doubtful accounts of $100 and $170 at
      September 30, 1997 and December 31, 1996,
        respectively                                     11,236                     11,705
 Retainage receivable                                     7,927                      5,552
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                      886                      1,640
   Prepaid expenses and other receivables                   736                        416
      Total current assets21,355                         23,777

Property and equipment, net of accumulated
   depreciation of $994 and $752 at
     September 30, 1997 and December 31, 1996,
      respectively                                          571                        651

Other assets:
   Goodwill, net of accumulated amortization
     of $866 and $752 at September 30, 1997
       and December 31, 1996, respectively                4,164                     4,278
   Other                                                      8                        28

   Total assets                                      $   26,098                 $  28,734
                                                     ==========                 =========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Account payable                                   $    7,852                 $   8,602
   Retainage payable                                      3,741                     3,472
   Accrued payroll and related benefits                   1,061                       916
   Accrued expenses                                         281                       345
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                    2,006                     4,860
                                                     ----------                 ---------
        Total current liabilities                        14,941                    18,195
   Long-term liabilities                                    192                         0
                                                     ----------                 ---------
        Total liabilities                                15,133                    18,195
                                                     ----------                 ---------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,497,978 and 5,542,978 shares
       issued and outstanding at September 30, 1997
         and December 31, 1996, respectively                 55                        55
   Additional paid-in capital                             9,812                     9,961
   Retained earnings                                      1,098                       523
                                                     ----------                 ---------
       Total stockholders' equity                        10,965                    10,539

Total liabilities and stockholders' equity          $    26,098                 $  28,734
                                                    ===========                 =========

                                         KSW, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                             NINE MONTHS           NINE MONTHS       THREE MONTHS         THREE MONTHS
                                 ENDED                ENDED              ENDED                ENDED
                          SEPTEMBER 30, 1997   SEPTEMBER 30,1996   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                          ------------------   -----------------   ------------------   ------------------

Revenues
   Contracts                    $52,181             $29,672            $15,299            $10,834
   Fees from Sellers                474                 689                307                167
   Interest                         110                  83                 16                 18
                                -------             -------            -------            -------
                                 52,765              30,444             15,622             11,019

Direct costs                     48,895              27,872             14,445             10,011
                                -------             -------            -------            -------

Gross profit                      3,870               2,572              1,177              1,008

Selling, general
   and administrative expenses    2,968               2,992              1,048                995
Interest                             29                   8                 12                  4
                                -------             -------            -------            -------

Profit/(loss) before provision
   for income taxes                 873                (428)               117                  9

Provision for income taxes          296                (201)                54                  4
                                -------             -------            -------            -------

Net profit/ (loss)                 $577             $  (227)               $63            $     5
                                =======             =======            =======            =======

Net profit/(loss) per
   common share                     .10                (.04)               .01                  0
                                =======             =======            =======            =======

Weighted average common
   shares outstanding         5,761,035           5,604,347          5,819,334          5,580,769
                              =========           =========          =========          =========

Fully diluted profit/(loss)
   per common share                 .10                (.04)               .01                  0
                              =========           =========          =========          =========

Fully diluted average
   common shares              5,890,632           5,604,347          5,890,632          5,580,769
                              =========           =========          =========          =========


                                       KSW, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)



                                                              Nine Months Ended         NineMonths Ended
                                                             SEPTEMBER 30, 1997        SEPTEMBER 30, 1996
                                                             -----------------         ------------------

Cash flows from operating activities:
   Net gain/(loss)                                               $     575                $  (227)
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
         Depreciation and amortization                                356                     333
         Changes in operating assets and liabilities:
            Accounts and retainage receivable                      (1,906)                 (4,505)
            Costs and estimated earnings in
               excess of billings on uncompleted
         contracts                                                    754                    (490)
            Prepaid expenses and other receivables                   (320)                   (368)
            Accounts and retainage payable                           (481)                  1,987
            Accrued salaries and related benefits                     145                    (221)
            Accrued expenses                                         ( 64)                   (403)
            Due to contractor                                          --                  (1,264)
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                            (2,854)                  1,553
                                                                   ------                  ------

Net cash provided by/(used in)
   operating activities                                           (3,795)                  (3,605)
                                                                  ------                   ------

Cash flows from investing activities:
    Purchase of property and equipment                              (162)                    (176)
    Other assets                                                      20                       23
    Other liabilities                                                192                       --
                                                                  ------                     -----
Net cash used in investing activities                                 50                     (153)
                                                                  ------                     -----

Cash flows from financing activities:
   Sale of stock                                                       -                      450
   Repurchase of stock                                              (149)                    (126)
   Capital lease obligations                                           -                       28
                                                                  ------                    -----
Net cash provided by financing activities                           (149)                     352
                                                                  ------                    -----

Net increase/(decrease) in cash and cash
   equivalents                                                    (3,894)                  (3,406)

Cash and cash equivalents,
   beginning of period                                             4,464                    5,124

Cash and cash equivalents,
   end of period                                                 $   570                 $  1,718
                                                                 =======                 ========


                           KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the nine and three month periods ended September 30, 1997 and 1996. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation.

RESULTS OF OPERATIONS

REVENUES

          Total revenues for the third quarter increased by 42% to $15,622,000, compared to $11,019,000 for the third quarter of 1996 primarily due to an increase in the number of large projects undertaken by the Company compared to the same period in 1996. Revenues for the first three quarters of 1997 increased by 73% to $52,765,000, compared to $30,444,000 for the same period in 1996.


COST OF SALES

          Cost of sales for the third quarter increased by $4,434,000 or 44% to $14,445,000 from $10,011,000 as a result of the increase in sales revenues noted above. Cost of sales for the first three quarters of 1997 increased by 75% to $48,895,000, compared to $27,872,000 for the same period in 1996.

GROSS PROFIT

          Gross profit increased by 17% or $169,000 from $1,008,000 in the third quarter of 1996 to $1,177,000 in the third quarter of 1997. This was primarily due to the sales volume increase noted above. The gross profit percentage decreased from 9.1% for the third quarter of 1996 to 7.5% for the same quarter of 1997 due to approximately $900,000 of additional costs on a project nearing completion. These adjustments were the result of project conditions which differed substantially from those anticipated when the project was awarded. KSW has submitted proposals seeking reimbursement for a portion of these costs but has not booked any increase in revenue. It is too early to determine the extent to which KSW might recover these additional costs, but KSW has a contractual right to recover these costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses ("SG&A") increased from $995,000 for the third quarter of 1996 to $1,048,000 in the third quarter of 1997, an increase of $53,000 (5%). For the nine months ended September 30, 1997, SG&A expenses decreased $24,000 (1%) despite a 73% increase in revenue.


PROVISION FOR TAXES

          Provision for taxes for the nine months ended September 30, 1997 was 34% of income/(loss) before taxes compared to 47% for the same period in 1996 due to a $105,000 tax credit for deferred taxes not previously recorded. Had this credit not been recorded in 1997 the tax provision would have been comparable to the tax provision for the same period in 1996.


NET GAIN

         The net profit for the third quarter of 1997 was $63,000 compared to the net profit of $5,000 for the third quarter of 1996 primarily due to the sales volume increase noted above. For the first nine months of 1997 there was a net profit of $577,000 compared to a net loss of ($227,000) for the same period in 1996.


LIQUIDITY AND CASH FLOW

          For the first nine months of 1997 cash used by operations was $3,795,000. For the same period in 1996 the cash used in operations was $3,605,000. The cash flow for the first three quarters of 1997 was affected by a 73% increase in revenues in 1997 which required additional financing for accounts receivable.

          While no significant capital improvements are projected over the next year, cash will be needed to fund start-up costs for new projects.

          The Company has a $3,000,000 credit facility with Fleet Bank, which the Company believes should be sufficient to fund the Company's working capital needs.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no material lawsuits to which the Company or its subsidiary is a party. Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency.

ITEM 2.   CHANGE IN SECURITIES

          On August 5, 1997, the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In the third quarter, the Company repurchased and retired 55,000 shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          The Company is in negotiations with Con Edison Solutions, the energy services subsidiary of Con Edison toward forming a joint venture in which the Company will provide Trade Management services on energy related projects. The Company expects an agreement to be concluded within the fourth quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KSW, INC.



Date:  November 7, 1997                    /S/ ROBERT BRUSSEL
                                           Robert Brussel
                                           Chief Financial Officer

                                           (Principal Financial and
                                           Accounting Officer and
                                           Duly Authorized Officer)

                                   KSW, INC.

                               INDEX TO EXHIBITS


                                                                SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER              DESCRIPTION                                 PAGE

   11        Statement Regarding Computation of Per Share
               Earnings                                           12

    27       Financial Data Schedule                              13