Form 10-K
period 1997-12-31
KSW INC
filed 1998-03-31
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of March 15, 1998, there were 5,471,311 shares of common stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 1998 was $12,123,393 (based on a price of $ 3.00 per share of common stock).

                                    KSW, INC

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS



                                                                         PAGE
PART I

    Item  1.  Business....................................................3
    Item  2.  Properties..................................................6
    Item  3.  Legal Proceedings...........................................6
    Item  4.  Submission of Matters to a Vote of Security Holders.........7

PART II

    Item  5.  Market for Registrant's Common Equity and
              Related Stockholder Matters.................................8
    Item  6.  Selected Financial Data.....................................9
    Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................10
    Item  8.  Financial Statements and Supplementary Data................13
    Item  9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................13

PART III

     Item 10. Directors and Executive Officers of the Registrant.........14
     Item 11. Executive Compensation.....................................15
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................18
     Item 13. Certain Relationships and Related Transactions.............18

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................19

SIGNATURES...............................................................21

                                     PART I


ITEM  1.  BUSINESS


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

          The Company believes it is one of the largest mechanical contractors in the New York City metropolitan area, based on its revenues, as were its predecessors since 1987. The Company has generated significant revenues since 1991, with total revenues for 1997 of $66,000,000 The Company had a project backlog of approximately $31,000,000 at December 31, 1997. Of the Company's backlog at year-end, The Metropolitan Museum project comprised 26 %. The Company believes that it is most competitive on large projects, where its skill sets are most valued. Some of the Company's ongoing projects include the following:
Terminal One at John F. Kennedy Airport, Brooklyn Renaissance Plaza, The New York Hospital, replacement of the underground distribution system at Co-op City, The Metropolitan Museum and the Grand Central Terminal Main Concourse and renovation. Based on increases in the number and size of new projects announced by public authorities and by private parties in 1997, the Company believes that the construction industry in the New York City metropolitan area is experiencing an upturn. The Company believes that it is well positioned to obtain a substantial number of new contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company intends to use any additional funds to expand its business into new geographic areas in the Northeastern United States and into areas which would be complementary to its current lines of business through possible joint ventures or acquisitions. By acquiring complementary businesses, the Company would also be able to realize significant economies of scale and minimize the effect of economic downturns. The Company's common stock is traded on the NASDAQ Electronic Bulletin Board under the symbol "KSWW."

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

          MECHANICAL TRADE MANAGEMENT. The Company's management pioneered the concept of managing the mechanical trade portion of construction. On larger complex projects (generally those having a mechanical portion valued over $20 million), it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company or its subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for sub-contractors, calculates subcontractor bids, negotiates subcontracts and coordinates the work. Trade management helps to remove gaps between contractual responsibilities, reduce disputes and claims between trades, and simplify the bonding process. This coordination makes a significant difference in keeping a project on schedule and within budget.

          As a mechanical trade manager, the Company may subcontract parts of a large project to different subcontractors, thereby increasing competition on projects and lowering bids by allowing smaller contractors to compete for the subcontract work. Customers benefit by having a single source with responsibility for the cost, coordination and construction progress of the mechanical portion of the projects.

          As for any contract, for trade management projects the Company provides a guaranteed maximum price ("GMP") to the owners for its scope of responsibility. The Company controls the GMP by obtaining accurate maximum price quotes from potential suppliers and subcontractors, requiring payment and performance bonds from major subcontractors and adding a contingency allowance to these before quoting the GMP. The Company also controls the costs because it is a mechanical contractor and can perform the guaranteed work on its own. On non-governmental projects, the Company may be able to split the benefit of cost reductions it achieves on a project, but this is prohibited in certain government contracts. The New York Hospital project was performed by the Company as trade manager and was completed a year ahead of schedule and substantially under the GMP.

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

          OPERATIONS. The Company obtains projects primarily through competitive bidding and negotiations in response to advertisements by federal, state and local government agencies and solicitations by private parties. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities, equipment, personnel availability and an assessment of whether the project is likely to meet the targeted profit margins. After computing the estimated costs of the project to be bid, the Company adds its desired profit margin before submitting a bid.

          The Company believes it has been successful in the competitive bidding process because it is selective in the projects it bids and has highly skilled personnel familiar with the local market. The Company has been able to avoid costly bidding errors by becoming thoroughly familiar with all aspects of a project and developing a comprehensive project budget using its proven cost estimation system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs against the estimates.

          The Company has received letters of approval as an authorized bidder by various government agencies, including the New York City Transit Authority, the New York City Health and Hospitals Corporation, the New York City School Construction Authority, the New York City Housing Authority and the New York State Dormitory Authority.

          MARKETS. The Company competes for business primarily in the New York City metropolitan area. However, the Company has in the past performed work outside of that area.

          BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $31,000,000 as of December 31, 1997.

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

          REGULATION. The construction industry is subject to various governmental regulations from local, state and federal authorities. The Company is impacted by state and federal requirements regarding the handling and disposal of lead paint, but the impact cannot be predicted at this time since it varies from project to project. The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes, compliance with which are now a normal part of its operations. The Company does not do asbestos abatement but has occasionally subcontracted that part of a contract to duly licensed asbestos companies with the Company being named as an additional insured on the asbestos company's liability insurance policy. For work on certain existing building projects, during 1997, the Company purchased a $5,000,000 Contractor's Pollution Liability Policy insuring against losses resulting from exposure to hazardous materials. The Company has not incurred any liability for violation of environmental laws. The Company must also comply with rules and regulations promulgated by the Occupational Safety and Health Administration.

          EMPLOYEES. At December 31, 1997, the Company had 51 permanent employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

          The Company pays for benefits payable to union employees through the payment of funds to a trust established by the union. The Company's obligation is to pay a percentage of the wages of union workers to the trust fund. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its permanent employees with medical insurance benefits and a discretionary matching 401(k) plan. The Company has in the past matched 25% of the employees' 401k contributions.

          DEPENDENCE UPON CUSTOMERS. The Company seeks large, multi-year contracts. At any given time, a material portion of the Company's contracting business may be for one large contract for one customer.

          For the year ending December 31, 1997, work contracts for Morse Diesel, International amounted to 38% of the Company's total revenues and work for Memorial Sloan Kettering Cancer Center accounted for 13% of total revenues.

          Historically, a considerable portion of the Company's revenue has been generated from contracts with federal, state and local governmental authorities. Consequently, a reduction in public sector contracts for any reason, including an economic downturn or a reduction in government spending, could have a material adverse effect on the Company's results of operations. At any one time, the Company's contracts with federal, state and local governmental authorities may or may not represent a material portion of its revenues. The Company's current backlog does not include any material contracts with Federal, State or Local governmental authorities.

          On most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is primarily based upon the Company's net worth and working capital and the number and size of projects under construction. The larger the project and/or the number of projects under contract, the greater the Company's bonding, net worth and working capital requirements. The Company generally pays a fee to the bonding company of an amount less than 1% of the amount of the contract to be performed. Since inception, the Company has not encountered difficulties in obtaining Payment and Performance Bonds nor has the bonding company been required to make a payment on any bonds issued for the Company.

          OTHER MATTERS. The Company does not own any patents, patent rights, or similar intellectual property, and none is material to its business. The Company's business is not subject to large seasonal variations. The Company expended no funds for research and development in 1995, 1996 or 1997, and no research and development cost are anticipated.

ITEM  2.  PROPERTIES

          The Company leases a building in Long Island City, New York, consisting of 35,000 square feet of office, manufacturing and warehouse space. The Company acquired its interest in the lease by way of assignment from Kerby Saunders Warkol, Inc. ("Kerby") pursuant to an Asset Purchase Agreement. The lease has a term of ten years ending on April 30, 1998. The Company has negotiated a one-year renewal at an annual rent of $269,000 during which time the Company will evaluate the relative benefits of relocation or a long-term renewal. The lease is a triple net lease and thus the Company pays the taxes ($66,276 per year accruing currently), maintenance, insurance and utilities.

          The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square foot of offices, 10,000 square feet of shop space and an adjacent 5,000 square feet storage yard. This lease is a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently $24,335 per year), maintenance, insurance and utilities. The lease will then expire on December 31, 1998. See "Certain Relationships and Related Transactions."

ITEM  3.  LEGAL PROCEEDINGS

          The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. However, there were ongoing class action lawsuits and other lawsuits against the Company's former parent, Helionetics, Inc., which has filed a petition in bankruptcy. Pursuant to a Pledge Agreement, Susan Barnes, the wife of the Chairman of the Board of Helionetics, had irrevocably pledged 500,000 shares of the Company's common stock she received in the Distribution of the Company as collateral security for any payment by KSW, Inc. of any claims against Helionetics in connection with the December 28, 1995 Distribution of KSW, Inc. stock by Helionetics. The Company received notice of two claims arising in connection with the Distribution, totaling approximately $250,000. Helionetics was also indebted to the Company in the amount of $50,000. In April 1997, 100,000 shares of common stock held under the Pledge Agreement were used to satisfy two claims, and the debt to the Company.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of the stockholders at the Company's Annual Meeting held on May 5, 1997:

          1. The election of one Class 1 Director, to serve for a term of three years until his successor shall have been duly elected and qualified. The Director elected at the meeting was Robert Brussel. The Directors whose term of office continued after the meeting were Armand D'Amato and Daniel Spiegel (both terms expiring in 1999), Floyd Warkol and Burton Reyer (both terms expiring in
1998).

          2. To ratify the appointment of Marden Harrison & Kreuter, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997. There were 3,627,345 votes for this proposal, 17,010 against and 4,973 abstentions.

                                     PART II


ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

          Beginning on January 26, 1996, the Company's common stock was approved for listing on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

          At March 15, 1998, the Company had 5,471,311 shares of KSWI common stock issued and outstanding held by approximately 5,800 shareholders of record.

          On April 28, 1997, Susan Barnes transferred 16,667 of her shares of KSWI common stock to the Company to repay a debt due to the Company from its former parent. These shares have been retired.

          On August 5, 1997 the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In the third quarter, the Company repurchased and retired 55,000 shares of common stock.

          During the third quarter of 1997, the Company's common stock traded at over $4.00 per share for a thirty day period, thereby meeting the share price criteria for listing on the NASDAQ SmallCap Market. In October of 1997, the Company applied for listing on the NASDAQ SmallCap Market. The listing procedure extended through the balance of 1997 and into 1998, during which time the share price fell below $4.00 a share. In February 1998, the NASDAQ Listing Qualifications Committee advised the company that it would deny the Company's request for listing at that time based upon its failure to satisfy the minimum bid requirements. The Company was advised that it could re-apply for listing at such time as it meets all criteria necessary for initial inclusion, and has established a bid price at or above $4 in bona fide market conditions.

          Currently, the Company intends to retain earnings for future growth; and it does not anticipate paying dividends on its common stock in the foreseeable future.

          The following information on high and low trading ranges is provided for 1997 and 1996:

                                                 1997               1996
                                                 ----               ----
              QUARTER                        HIGH     LOW       HIGH     LOW

     First.............................     $2.37     $1.87    $2.75    $2.00
     Second............................      2.50      1.87     3.18     1.75
     Third.............................      3.50      2.19     2.12     1.50
     Fourth............................      4.50      3.37     1.87     1.50

ITEM  6.  SELECTED FINANCIAL DATA

          The following summary of certain financial information relating to the Company for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 is derived from, and is qualified by reference to, the financial statements for the year ended December 31, 1997 and December 31, 1996, audited by Marden, Harrison & Kreuter, and the financial statements for the year ended December 31, 1995, audited by Corbin & Wertz, each of which is included herein, and should be read in conjunction with such financial information.


                         FOR THE YEAR ENDED DECEMBER 31,
           (Dollars in thousands, except share and per share amounts)


                                                            1997          1996       1995         1994          1993
                                                           -----          ----       ----         ----          ----
Income Statement:
Revenues..........................................        $66,184       $46,394    $44,176       $36,131     $57,232
Cost of sales.....................................         62,005        42,600     38,990        30,046      51,901
Gross profit......................................          4,179         3,794      5,186         6,085       5,331
Operating expenses................................          4,030         3,970      4,115         4,523       4,734
Selling, general, administration,
  depreciation, interest and income tax                     4,020         3,898      4,615         5,479       5,171
  expenses........................................
Income (loss) before income taxes.................            149          (176)     1,071         1,562         597
Net (loss) income.................................            159          (104)       571           606         160
Net (loss) income per share - Basic and                       .03          (.02)       .07   (1)     .08   (1)   n/a
Diluted...........................................
Number of shares used in computation-
   Basic                                                5,528,311     5,440,008  7,785,754 (1) 7,800,000 (1)     n/a
Number of shares used in computation -
   Diluted........................................      5,796,893     5,568,429  7,785,754 (1) 7,800,000 (1)     n/a
Balance Sheet Data:
Total assets......................................         26,269        28,734     20,431        18,380      15,827
Working capital...................................          5,809         5,582      4,928         4,564       2,023
Current liabilities...............................         15,700        18,195     10,302         7,305       7,456
Long term liabilities.............................             70             0          0             0         852
Stockholders' equity..............................         10,499        10,539     10,129        11,075       7,519

Other Data:
Current ratio.....................................         1.37:1        1.31:1     1.48:1        1.62:1      1.27:1


---------------

(1) Pro forma earnings per share (basic and dilutive) after giving effect to a 7,800 to 1 stock split and repurchase of 2,600,000 shares of KSWI common stock by the Company from Helionetics would be $.11 and $.12 for years ended December 31, 1995 and 1994 respectfully based on 5,200,000 shares of KSWI common stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the financial condition and results of operations of the Company for the fiscal years ended December 31, 1997, 1996 and 1995.

OVERVIEW

          The Company's history began on October 31, 1993. As of that date, KSWI acquired certain assets and rights and assumed certain liabilities associated with the mechanical contracting business conducted by Kerby. KSWI became a separate publicly traded corporation as a result of the distribution by Helionetics of its common stock of KSWI to its shareholders, which became effective on December 29, 1995.

          The Company's contracts most often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incurs direct costs. Contract costs include all direct material and labor costs and those other direct costs related to contract performance, including, but not limited to, subcontractor's costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a material loss in connection with any such retention.

RESULTS OF OPERATIONS

          The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated.

                                          1997                                 1996                         1995
                                          ----                                 ----                         ----
                                         AMOUNT       PERCENTAGE      AMOUNT      PERCENTAGE        AMOUNT      PERCENTAGE
                                                                (Dollars in thousands)

Net Sales:
  Contracts.......................       $65,671            99.2       $45,611            98.3       $41,381            93.7
  Fees............................           513              .8           783             1.7         2,795             6.3
                                        --------        --------  -------------      ---------                        ------
  Total...........................        66,184           100.0        46,394           100.0        44,176           100.0
COSTS OF SALES....................        62,005            93.7        42,600            91.8        38,990            88.3
                                          ------          ------      --------          ------      --------          ------
GROSS PROFIT......................         4,179             6.3         3,794             8.2         5,186            11.7
EXPENSES:
Selling, general, administrative
  and interest expenses...........         4,030             6.1         3,970             8.6         4,115             9.3
                                           -----             ---      --------             ---      --------             ---
INCOME/(LOSS) BEFORE PROVISION               149              .2         (176)            (.4)         1,071             2.4
FOR INCOME TAXES..................
PROVISION FOR INCOME TAXES........          (10)               0          (72)            (.2)           500             1.1
                                            ----               -                          ----                           ---

NET INCOME/(LOSS).................          $159              .2        $(104)            (.2)          $571             1.3
                                            ----              --                          ----                           ---

                                    KSW, INC
                       COMPUTATION OF NET INCOME PER SHARE
                       (000'S EXCEPT NET INCOME PER SHARE)

                                                                                                      BASIC
                                                                                                       AND
                                                 BASIC        DILUTED      BASIC        DILUTED       DILUTED

                                                 1997          1997          1996         1996           1995
                                                 ----          ----          ----         ----           ----
Weighted average common post-split shares:      5,528         5,528         5,440         5,440         7,800
Effect of shares acquired from Helionetics      _____         _____         _____         ____           (14)
                                                                                                         ----
Pro forma weighted average common shares        5,528         5,528         5,440         5,440         7,786
Common stock & common stock equivalent
  using the Treasury stock method               _____           269          _____          128             0
                                                              -----                        -------      -----
Total shares outstanding for purposes of
  calculating basic & diluted earnings/
  (loss) per share......................        5,528         5,797          5,440       5 ,568         7,786
                                                -----         -----          -----       ------         -----
Net Income/(loss)  as reported                  $ 159         $ 159         $(104)       $(104)         $ 571
                                                -----         -----         ------       ------         -----
Pro forma net income(loss)per share-basic and
  diluted                                       $ .03         $ .03        $(. 02)       $(.02)         $ .07
                                                -----         -----        ------        -------         ----


          YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

          Total revenue increased by $19,790,000 or 43% to $66,184,000 for the year ended December 31, 1997, compared to $46,394,000 for the same period in 1996, which was due primarily to the upturn in the New York City construction market. During 1997 50% of revenues came from three major contracts as compared to 1996 where 23% of revenues came from a single project. The company bids and has been successful in being awarded large projects each of which might account for more than 10% of revenue in a given year.

          Cost of sales increased by $19,405,000 or 46% to $62,005,000 for the year ended December 31, 1997 compared to $42,600,000 for 1996 primarily as a result of the increase in total revenue.

          Gross profit as a percent of sales decreased to 6.3% for the year ended December 31, 1997 compared to 8.2% for 1996. The decrease in the gross profit percentage was due primarily to one project which experienced a construction delay and subsequent acceleration of work to meet the contract schedule, resulting in unexpected additional costs. In addition, working out of sequence also resulted in additional unanticipated costs. The effect of these additional costs incurred and booked reserves was to reduce gross profit for the year by $2,000,000.. Had these losses not occurred the gross profit percentage for 1997 would have been 9.3%.

          Selling, general and administrative expenses increased by only $60,000 or 1.5% in spite of a 43% increase in revenue for 1997. Selling, general and administrative expenses were $4,030,000 (6.1% of revenue) in 1997 as compared to $3,970,000 (8.6% of revenue) for 1996. The majority of the companies selling, general and administrative expenses are not volume sensitive.

          The income tax benefit for 1997 was ($10,000) as compared to a benefit of ($72,000) in 1996. The benefit for 1997 was net of an $88,000 adjustment for prior years taxes. Had this adjustment not been made, the 1997 provision would have been $78,000 (52% of income before taxes).

          Net income for 1997 was $159,000 as compared to a net loss of ($104,000) in 1996 as a result of all the items previously mentioned.

          YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

          Total revenue increased by $2,218,000, or 5.0%, to $46,394,000 for the year ended December 31, 1996, compared to $44,176,000 for the same period in 1995. If KSWI had booked the full revenues under the contracts it managed for Kerby, it would have booked additional revenues of $230,000 for the year ended December 31, 1996 and $1,508,000 for the same period in 1995.

          Revenue was lower in the first three quarters of 1996 due to the delays in starting many of the projects. As a result, the revenue increased in each quarter and rose substantially (45%) in the fourth quarter.

          Cost of sales increased by $3,610,000, or 9.3%, to $42,600,000 for the year ended December 31, 1996, compared to $38,990,000 for the comparable period in 1995 primarily as a result of the increase in contract revenues.

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

          The income tax benefit for 1996 was ($72,000) as opposed to a provision of $500,000 for 1995. The credit/provision were a result of the taxable income/(loss) of the comparable periods.

          There was a $104,000 loss for 1996 compared to a net profit of $571,000 in 1995 as a result of all the items previously mentioned.

          During 1995 61% of revenues came from one contract as compared to 23% of revenues coming from the same contract in 1996. This contract is 91% complete at December 31, 1996 and should not account for a major portion of revenues in 1997. However, the Company is receiving new contracts of significant values and currently has three large contracts each of which could account for over 10% of revenues in 1997. In addition the Company is bidding on several other major contracts which, if successful, could account for significant revenues in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Company believes that its capital resources will be adequate to maintain its current level of business. The Company believes that it is well positioned to obtain new contracts and generate increased revenues over the next year. Public agencies and private parties have announced many new bids for multi-million dollar projects in which the Company would have a strong competitive advantage. The Real Estate tax abatement for construction in lower Manhattan has led to an increase in the number of new projects announced by private parties.

          The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits.

          The Company utilized $1,839,000 of cash from operations during 1997 to fund the 43% increase in sales volume.

          The Company believes its current cash resources are adequate to fund a moderate increase in sales volume over the next fiscal year. However, the Company's capital resources will not be sufficient to sustain the Company's long-term plans for growth. In addition to seeking new contracts, the Company intends to expand into new geographic areas. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations exclusively in the New York City metropolitan area.

          The Company is also considering potential acquisitions of company's engaged in complementary businesses. Entering into complementary lines of business would achieve significant economies of scale. `The Company has identified several acquisition candidates but has not entered into any plans, agreements or understandings in respect of acquisitions. There can be no assurance that the Company will reach favorable terms, or successfully consummate any acquisitions. Any acquisitions will require significant additional capital. The Company may seek to raise capital through debt or equity financing, or both, which may result in substantial dilution to stockholders.

          The Company currently has a $3,000,000 credit facility with Fleet Bank, which is at 1% over prime and is subject to certain covenants. The Company utilized the line of credit during 1997 to cover short-term working capital needs. As of December 31, 1997, there were no outstanding loans against this line of credit.

          The Company currently has no significant capital expenditure commitments.

          During the construction period, owners or general contractors may request that KSWI perform certain work which is a change to or an addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and, sometimes, of litigation. Slow receipt on collections may also result from general contractor or owner financial difficulties. KSWI tries to limit its financial exposure, by refusing, whenever possible, to do work without a signed formal change order.

IMPACT OF INFLATION

          Although the Company's operations are not directly affected by inflation, both New York City and New York State have large debt service burdens. Inflationary pressures have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn would have a negative impact on the Company's revenues.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1955). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements are submitted in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

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

          The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

NAME                 AGE      TITLE

Floyd Warkol         50      President, Chief Executive Officer, Chairman
                             of the Board and Director

Burton Reyer         63      Executive Vice President, Secretary and Director

Robert Brussel       55      Chief Financial Officer and Director

Armand D'Amato       53      Director

Daniel Spiegel       72      Director

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

          Mr. Armand D'Amato has been a Director of KSWI since December 15, 1995. He is also currently, and has been since 1994, the President of the Lloyd Group, Inc., a company specializing in land use and environmental consulting for real estate developers and solid waste operators. From 1976 to 1993, he was a partner at the law firm of Forchelli, Schwartz, Minco and Carlino, Mineola, New York. From 1972 to 1987, he was a member of the New York State Assembly.

          Mr. Daniel Spiegel has been a Director of KSWI since January, 1996. He had been principally employed as Senior Vice President of Tishman Realty & Construction Company, Inc. from 1970 until March 1995. He is presently a consultant to various construction-related companies, and is a member of the Board of Directors of L.K. Comstock Co., Inc., a privately held electrical contractor.

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

          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Susan Barnes, a beneficial owner of more than 10% of issued and outstanding KSWI Common Stock as of January 1, 1997, sold the remainder of her shares of stock in a brokered transaction on April 23, 1997. Ms. Barnes has failed to file a Form 4 or a Form 5 to report these transactions. She has failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 1997.

ITEM  11.  EXECUTIVE COMPENSATION

          The following table sets forth remuneration paid to executive officers of the Company for the years ended December 31, 1997, 1996 and 1995.

                               ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION          YEAR        SALARY            BONUS

Floyd Warkol                         1997        $575,000          $0
President and Chief                  1996        $550,000          $0
Executive Officer                    1995        $525,000          $250,000

Burton Reyer                         1997        $325,500          $0
Vice President                       1996        $300,000          $0
                                     1995        $287,000          $125,000

Robert Brussel                       1997        $135,000          $0
Chief Financial Officer              1996        $135,000          $32,500
                                     1995        $125,000          $30,000


James Oliviero                       1997        $150,000          $0
Director of Investor Relations       1996        $150,000          $32,500
                                     1995        $125,000          $25,000



          The Company and KSW Mechanical entered into a three-year employment contract and a non-competition agreement with Mr. Warkol as of January 1, 1994. The employment contract provides for base annual compensation of $500,000, increasing by $25,000 per annum. Mr. Warkol is also entitled to medical insurance, (disability insurance with payments equal to 60% of base compensation,) a $1 million policy of life insurance payable as directed by the employee (at a cost of $1,210 per year), $10,000 per year in club dues, and a car and chauffeur and bonuses if, and when, declared by a two-thirds vote of the Company's Board of Directors. Mr. Warkol is entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company is not entitled to discharge Mr. Warkol for disability until he has been disabled for 180 consecutive days. Mr. Warkol's estate is entitled to two-months pay in the event of his death. Mr. Warkol has agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment contract and for two years thereafter.

          The Company and KSW Mechanical entered into a three-year employment contract and a non-competition agreement with Mr. Reyer as of January 1, 1994. The employment contract provides for base annual compensation of $275,000, increasing by $12,500 per annum. Mr. Reyer is entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $500,000 policy of life insurance payable as directed by the employee, $5,000 per year in club dues and bonuses if, and when, declared by a two-thirds vote of the Company's Board of Directors. Mr. Reyer is entitled to terminate his employment for good reason, i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company is not entitled to discharge Mr. Reyer for disability until he has been disabled for 180 consecutive days. Mr. Reyer's estate is entitled to two-months pay in the event of his death.

          In December 1995, Mr. Warkol and Mr. Reyer agreed to extend their executive employment agreements for an additional two years, under similar terms and conditions. Messrs. Warkol and Reyer received salary increases of $25,000 in each of the two years.

          OPTIONS GRANTED. The Company adopted the 1995 Stock Option Plan of KSW, Inc. (the "Stock Option Plan") on December 15, 1995, and the Stock Option Plan was approved by the KSWI stockholders by unanimous written consent on December 15, 1995. The Stock Option Plan is administered by the Board of Directors or a Committee appointed by the Board of Directors (each herein called the "Compensation Committee"). All key employees of, consultants to, and certain non-employee Directors of the Company, as may be determined by the Compensation Committee from time to time, are eligible to receive options under the Stock Option Plan. No options were granted in 1997.

          A total of 750,000 shares were originally authorized for issuance under the Stock Option Plan. Prior to 1997, the Company had granted options with respect to 610,000 shares at an exercise price of $1.50 per share to certain eligible participants under the Stock Option Plan (of which 535,000 were issued to officers and directors of the Company and its subsidiaries). At the Company's Annual Meeting held on June 27, 1996 the stockholders approved an amendment to the Stock Option Plan to increase by 350,000 shares the aggregate number of shares of Common Stock available for future options to 490,000 shares.

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

          The following table shows the number of shares as to which options were granted immediately before the Distribution on December 29, 1995 to the Company's executive officers: (no options were granted during the 1996 or 1997 fiscal years.)

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                               Number of Securities
                                                                                    Underlying           Value of Unexercised
                                                                                    Unexercised              in-the-Money
                                                                              Options/SARs at Fiscal    Options/SARs at Fiscal
                                                                                   Year-End (#)              Year-End ($)
                              Shares Acquired                                      Exercisable/              Exercisable/
NAME                          on Exercise (#)         VALUE REALIZED ($)           Unexercisable            UNEXERCISABLE
----                          ---------------         ------------------      -----------------------       ------------------
Floyd Warkol                         0                         0                  200,000/100,000          $375,000/187,500
Burton Reyer                         0                         0                   100,000/50,000            187,500/93,750
Robert Brussel                       0                         0                     16,667/8,333             31,250/15,625
James Oliviero                       0                         0                     13,333/6,667             25,000/12,500

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information relating to the beneficial ownership of KSWI Common Stock by (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors, proposed directors and executive officers and (iii) all of the Company's directors, proposed directors and executive officers as a group.

NAME OF BENEFICIAL OWNER              NUMBER OF SHARES      Percentage Ownership



Floyd Warkol                            1,000,000 (1)               18.3
Meadow Lane
Purchase, NY 10577

Burton Reyer                              405,000                    7.4
17 Foxwood Road
Kings Point, NY 11024

Allen & Company                           317,500                    5.8
711 Fifth Avenue
New York, NY

Robert Brussel                             25,000                     .5
365 Woodmere Blvd.
Woodmere, NY  11598

Armand D'Amato                                  0                     0

Daniel Spiegal                              5,000                     .9

All Executive officers                  1,430,000                   26.1
and directors as a group

---------------

(1) Includes 78,000 shares owned by Mr. Warkol's wife in trust for their minor daughter, 78,000 shares owned by Mr. Warkol's son, which Mr. Warkol denies beneficial ownership, and 50,000 shares owned by the Floyd and Barbara Warkol Foundation, of which Mr. Warkol is a Trustee.

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

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Floyd Warkol, President of the Company and a foundation he controls jointly are the landlord on the Company's lease in Bronx, New York. See "Properties."

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

          The financial statements required to be filed by Item 8 herewith are as follows:

(b)      EXHIBITS

          Reference is made to the Exhibit Index found on page 24 of this Form 10-K.

(c)     A schedule of valuation and qualifying accounts is filed herewith as
Exhibit 27.

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

FINANCIAL STATEMENTS OF KSWI

Independent Auditors' Report...............................................F-1

Consolidated Balance Sheets as of December 31,
  1997 and 1996............................................................F-2

Consolidated Statement of Operations years
  ended December 31, 1997, 1996 and 1995...................................F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995...................................F-5

Consolidated Statement of Cash Flows years ended
  December 31, 1997, 1996 and 1995.........................................F-6

Notes to Financial Statements..............................................F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101



We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of KSW, Inc. and subsidiary as of December 31, 1995 were audited by other auditors whose report dated February 19, 1996 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER Certified Public Accountants, P.C.





Port Chester, New York
February 2, 1998

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


                                                                     1997              1996
                                                                 ------------       --------
      A S S E T S

Current assets:
   Cash and cash equivalents                                       $  2,184         $   4,464
   Accounts receivable, (net of allowance for
     doubtful accounts of 1997 - $121; 1996 - $170)                  13,186            11,705
   Retainage receivable                                               4,984             5,552
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                               209             1,640
   Deferred income taxes                                                228               126
   Prepaid expenses and other receivables                               718               290
                                                                   --------           ---------

                Total current assets                                 21,509            23,777





Property and equipment, (net of accumulated
   depreciation and amortization of 1997 - $1,076; 1996 - $752)         569               651

Other assets:
   Goodwill, (net of accumulated amortization
     of 1997 - $864; 1996 - $712)                                     4,126             4,278
   Other                                                                 65                28
                                                                   --------           ---------


     Total assets                                                   $26,269           $28,734
                                                                   ========           =======

                                                                      1997              1996
                                                                   ------------       --------
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $  8,508        $   8,602
   Retainage payable                                                    4,030            3,472
   Accrued payroll and benefits                                           806              916
   Accrued expenses                                                       733              345
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                  1,623            4,860
                                                                     --------        ---------

                Total current liabilities                              15,700           18,195

Long-term liabilities                                                      70           -
                                                                     --------        ----------

                Total liabilities                                      15,770           18,195
                                                                     --------        ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,471,311 and 5,542,978 shares issued
     and outstanding, at 1997 and 1996, respectively                       54               55
   Additional paid-in capital                                           9,763            9,961
   Retained earnings                                                      682              523
                                                                     --------        ---------

                Total stockholders' equity                             10,499           10,539
                                                                     --------        ---------

                Total liabilities and stockholders' equity            $26,269          $28,734
                                                                      =======          =======


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                    -----------------------------------------


                                                              1997                 1996             1995
                                                           ------------         ----------        ---------

Revenues:
   Contracts                                               $     65,549         $   45,511       $    41,189
   Fees from seller                                                 513                783             2,795
   Interest                                                         122                100               192
                                                           ------------         ----------       -----------

                  Total revenues                                 66,184             46,394            44,176

Direct costs                                                     62,005             42,600            38,990
                                                           -------------    ---------------     -----------

Gross profit                                                      4,179              3,794             5,186

Selling, general and administrative expenses                     (3,987)            (3,956)           (4,115)
Interest expense                                                    (43)               (14)             -
                                                           ------------         ----------         ----------

Income (loss) before income taxes                                   149               (176)            1,071

Income tax expense (benefit)                                        (10)               (72)              500
                                                           ------------         ----------         -----------

Net income (loss)                                          $        159         $     (104)        $     571
                                                           ============         ===========        ===========

Net income (loss) per common share - basic
   and diluted                                             $       .03          $  (.02)           $     .07
                                                           ===========          ========           ===========

Weighted average common shares outstanding -
   basic                                                      5,528,311          5,440,008         7,785,754
                                                           ============         ==========         =========

Weighted average common shares outstanding -
   diluted                                                    5,796,893          5,568,429         7,785,754
                                                           ============         ==========         =========





                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                             ADDITIONAL
                                                          COMMON STOCK               PAID-IN            RETAINED
                                                       SHARES       AMOUNT           CAPITAL            EARNINGS          TOTAL
Balances, December 31, 1994                          7,800,000       $  78          $  10,391             $  606       $  11,075

Acquisition adjustment                                   -              -                (302)              -               (302)

Forgiveness of debt by Helionetics                       -              -                 335               -                335

Stock purchased from Helionetics                     (2,600,000)       (26)              (974)              -             (1,000)

Dividends                                                -              -                -                  (550)           (550)

Net income                                               -              -                -                   571             571
                                                 --------------       -----            -------             ------         ---------

Balances, December 31, 1995                           5,200,000         52              9,450                627          10,129

Sale of common stock to an investment
   banking firm and its managing partner                300,000          3                447               -                450

Repurchase of common stock                              (42,022)        (1)              (126)              -               (127)

Issuance of common stock to executives
   and consultants                                       85,000          1                190               -                191

Net loss                                                    -            -                -                 (104)           (104)
                                                   --------------     --------         -------             ------         ---------

Balances, December 31, 1996                           5,542,978         55              9,961                523          10,539

Repurchase of common stock                              (71,667)        (1)              (198)              -               (199)

Net income                                                 -             -                 -                 159             159
                                                   -------------     --------            -------          ------         ---------

Balances, December 31, 1997                           5,471,311      $  54             $9,763             $  682         $10,499
                                                    ===========     ======             ======           ========        =========







                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                               1997                 1996                1995
                                                            ------------         -----------        --------
Reconciliation of net income (loss) to net cash
   provided by (used in) operating
   activities:

     Net income (loss)                                        $     159           $   (104)          $   571

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Compensation expense paid through issuance
         of common stock                                         -                     191              -
       Depreciation and amortization                                476                441               383
       Deferred income taxes                                       (145)               (72)             -
       Reduction in allowance for doubtful accounts                 (49)              (130)             -

       Changes in assets (increase) decrease:
         Accounts receivable                                     (1,432)            (6,792)             (627)
         Retainage receivable                                       568             (2,197)           (1,617)
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                   1,431               (127)           (1,244)
         Receivable from sellers                                 -                  -                    894
         Prepaid expenses and other receivables                    (428)               100               (87)
         Other assets                                                 6                 23                43

       Changes in liabilities increase (decrease):
         Accounts payable                                           (94)             5,041               938
         Retainage payable                                          558                137             2,410
         Accrued payroll and benefits                              (110)              (114)              164
         Accrued expenses                                           388               (138)              383
         Due to contractor                                       -                  (1,264)             (776)
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                     (3,237)             4,228              (122)
         Long-term liabilities                                       70             -                     -
                                                              ---------           --------              ----

                Net cash provided by (used in)
                  operating activities                           (1,839)              (777)            1,313
                                                              ---------           --------           ---------

   Cash flows from investing activities:
     Receivable from Helionetics                                 -                  -                   (167)
     Cash paid in business acquisition                           -                  -                    (25)
     Purchase of property and equipment                            (242)              (206)             (287)
                                                              ----------          ---------          ---------

                Net cash used in investing activities              (242)               (206)            (479)
                                                              ---------           ---------          ---------

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


                                                                     1997                 1996               1995
                                                              --------------------  -----------------  --------------
   Cash flows from financing activities:
     Payment of dividend                                         -                   -                    (550)
     Issuance of common stock                                    -                     450               -
     Repurchase of common stock                                    (199)              (127)              -
                                                              -------------------   -----------------  --------------

                Net cash provided by (used in)
                  financing activities                             (199)               323                (550)
                                                              -------------------   -----------------  --------------

Net increase (decrease) in cash and cash equivalents             (2,280)              (660)                284

Cash and cash equivalents, beginning of year                      4,464              5,124               4,840
                                                              -------------------   -----------------  --------------

Cash and cash equivalents, end of year                        $   2,184             $4,464             $ 5,124
                                                              =========             ======             =======


Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest                                                 $      43            $    14             $     -
                                                              =========             ======             =======
     Income taxes                                             $     226            $    65             $   765
                                                              =========           ========           =========




SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

On December 20, 1996, the Board of Directors approved the issuance of up to 85,000 shares of common stock of which 50,000 shares of stock were allocated to company executives and 35,000 shares of stock were allocated as payments to consultants. The fair market value of the additional 85,000 shares to be issued was approximately $191 at December 31, 1996.

See Notes 6B and 13A for other noncash financing activities during 1996 and 1995.




                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(1)       PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS:

        The consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

        The Company furnishes and installs heating, ventilating and air conditioning systems and processes piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades and as a constructability consultant.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       (A) CASH AND CASH EQUIVALENTS:

               The Company considers highly liquid instruments with remaining maturities of 90 days or less when purchased to be cash equivalents. At December 31, 1997 and 1996, all such investments had original maturities of two weeks or less.

       (B) REVENUE AND COST RECOGNITION:

               Revenue is primarily recognized on the "percentage of completion" method for reporting revenue on long-term construction contracts not yet completed, measured by the percentage of total costs incurred-to-date to estimated total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

               Contract costs include all direct material and labor costs and those other indirect costs related to contract performance including, but not limited to, indirect labor, subcontract costs and supplies. General and administrative costs are charged to expense as incurred.

               The Company has contracts that may extend over more than one year, therefore, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts, which require the revisions, become known.

               Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D:

       (B) REVENUE AND COST RECOGNITION - CONT'D:

               Revenues recognized in excess of amounts billed are recorded as a current asset under the caption "Costs and estimated earnings in excess of billings on uncompleted contracts." Billings in excess of revenues recognized are recorded as a current liability under the caption "Billings in excess of costs and estimated earnings on uncompleted contracts."

               In accordance with construction industry practice, the Company reports in current assets and liabilities those amounts relating to construction contracts realizable and payable over a period in excess of one year.

               Fees for the management of certain contracts are recognized when services are provided.

       (C) PROPERTY AND EQUIPMENT:

               Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives, generally five years, of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets to which they apply or the related lease term. Repairs and maintenance are charged to operations in the period incurred.

       (D)    GOODWILL:

               Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized using the straight-line method over 30 years.

               Effective January 1, 1995, management revised the amortization period for goodwill from 15 years to 30 years, the effects of which have been adjusted prospectively beginning January 1, 1995. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. At December 31, 1997, 1996 and 1995, no impairment of goodwill was determined by management.

               Amortization expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $153 per year.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D:

       (E)    INCOME TAXES:

               The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

       (F) NET INCOME (LOSS) PER SHARE:

               During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS 128), which establishes new standards for computing and presenting earnings per share. As required by the standard, all prior-period earnings per share data have been restated.

               Under SFAS No. 128, net income (loss) per share-basic is computed based on the weighted average number of shares of common stock outstanding. Income (loss) per share-dilutive reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed similarly to "fully diluted" net income
               (loss) per share that was reported under previous accounting standards. Dilutive potential common shares do not have a significant dilutive effect.

       (G) USE OF ESTIMATES:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D:

       (H) STOCK-BASED COMPENSATION:

               In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, companies are encouraged, but not required, to adopt a fair value based method of accounting for stock compensation awards. As permitted by SFAS 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosures required by SFAS 123.

(3)    RETAINAGE RECEIVABLE:

               At December 31, 1997, approximately $685 of the retainage receivable is not collectible within one year.

(4)    CONTRACTS IN PROGRESS:

               Information with respect to contracts in progress at December 31, 1997 and 1996 is as follows:

                                                                                       1997                1996
                                                                                  ------------------   -----------

       Expenditures on uncompleted contracts                                      $ 45,293           $  75,790

       Estimated earnings thereon                                                    4,148               5,632
                                                                                  --------           ---------

                                                                                    49,441              81,422

       Less billings applicable thereto                                             50,855              84,642
                                                                                  --------           ---------

                                                                                   $(1,414)            $(3,220)
                                                                                  =========          ========

       Included in the accompanying consolidated balance sheets under the following captions:

         Costs and estimated earnings in excess of
           billings on uncompleted contracts                                      $    209           $   1,640

         Billings in excess of costs and estimated
           earnings on uncompleted contracts                                        (1,623)             (4,860)
                                                                                  --------           ---------

                                                                                  $( 1,414)          $  (3,220)
                                                                                  =========          ==========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(4)    CONTRACTS IN PROGRESS - CONT'D:

       The Company experienced a delay and consequently incurred unexpected costs on one of its projects which resulted in a subsequent acceleration of work to meet the contract schedule. In addition, working out of sequence resulted in additional unanticipated costs. The effect of the additional costs incurred and reserves booked was to decrease net income for the year ended December 31, 1997 by $1,051 ($.19 per share - basic and $.18 per share-dilutive).

(5)    PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                                                       1997            1996
                                                                                  ---------------  ------------

              Machinery and equipment                                             $   479            $    365
              Furniture and fixtures                                                  428                 300
              Leasehold improvements                                                  738                 738
                                                                                  -------            --------

                                                                                    1,645               1,403


              Less accumulated depreciation and amortization                        1,076                 752
                                                                                  --------           ---------

              Net property and equipment                                          $   569            $    651
                                                                                  =======            ========

       Depreciation and amortization expense relating to property and equipment was approximately $324, $288 and $230, respectively, for the years ended December 31, 1997, 1996 and 1995, respectively.

(6)    TRANSACTIONS WITH HELIONETICS (FORMER PARENT):

       (A) TAX SHARING AGREEMENT:

              The Company had an agreement with Helionetics, the Company's former parent, whereby the Company agreed to pay a share of Helionetics' tax liability due on consolidated tax returns, but such payment was not to exceed the tax liability which the Company would have had on a stand-alone basis. For the year end December 31, 1995, Helionetics forgave debt of $335 relating to income taxes. Such forgiveness is reflected in the accompanying consolidated financial statements as capital contributions. The tax-sharing agreement terminated upon the conclusion of the Distribution, except with respect to the tax liability accrued through the Distribution (see Note 12C).

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(6) TRANSACTIONS WITH HELIONETICS (FORMER PARENT) - CONT'D:

       (B)    RECEIVABLE FROM HELIONETICS:

              During 1995, the Company had paid certain state and local taxes on behalf of Helionetics, as well as certain other costs which, as of December 29, 1995, aggregated $1,098. On December 29, 1995, Helionetics tendered 2,600,000 shares of the Company's common stock in satisfaction of $1,000 in such advances and paid the Company the remaining balance of $98 (see Note 12C).

(7)    INCOME TAXES:

       The components of income tax expense (benefit) are as follows:

                                                1997              1996                1995
                                              ----------        ---------          -------
       Current
          Federal                               $ -               $ -                 $ 335
          State and local                           135             -                   233
                                                -------           -----               -----

                                                    135             -                   568
                                                -------           -----                 ---

       Deferred
          Federal                                  (94)             (40)                (40)
          State and local                          (51)             (32)                (28)
                                                ------            -----               -----

                                                  (145)             (72)                (68)
                                                ------            -----               -----

                           Total                  $(10)           $(72)               $ 500
                                                  =====           =====               =====

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(7)    INCOME TAXES - CONT'D:

       A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                                 1997              1996                1995
                                                               ----------        ---------          -------

       Statutory Federal income tax rate (benefit)                34%               (34)%               34%
       State and local taxes, net of Federal tax benefit          13                (12)                13
       Adjustment of prior year (over) under accrual             (54)               -                   -
       Other                                                       -                  5                 -
                                                                --------            ------             ---

                                                                  (7)%              (41)%               47%
                                                                =======             =====              ===

       The tax provision for 1997 includes an adjustment of deferred taxes for prior years under accruals. The provision for income taxes for the year ended December 31, 1995 represents the Federal, State and local income tax expense based on the assumption that separate income tax returns would be filed, and the Company would not be included in Helionetics' consolidated tax returns.

       The details of deferred tax assets and liabilities are as follows:

       Deferred income tax asset:

                                                                       1997              1996
                                                                  ------------------   -----------

             Property, plant and equipment                         $ 175               $ 135
             Allowance for doubtful accounts                          56                  68
             Net operating loss carryforward                         220                  58
                                                                   -----               -----
             Total deferred income tax assets                        451                 261


       Deferred income tax liabilities:
             Amortization of goodwill                                166                 121
                                                                   -----               -----

                   Net deferred income tax asset                    $285               $ 140
                                                                    ====               =====

       At December 31, 1997 and 1996, the long-term portion of the net deferred tax assets totalling $57 and $14, respectively, are included with other assets in the accompanying balance sheet.

       At December 31, 1997 and 1996, the Company has a net operating loss carryforward of approximately $450 and $78 expiring through 2013.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(8)    COMMITMENTS AND CONTINGENCIES:

       (A)    PERFORMANCE BONDS:

              The Company is contingently liable to a surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. Management believes that all contingent liabilities will be satisfied by performance on the specific bonded contracts involved.

       (B)    OPERATING LEASES:

              The Company is obligated under noncancelable operating leases, including a lease with its chief executive officer, for office space with future rental payments at December 31, 1997 as follows:

     YEAR ENDING                               AMOUNT
     DECEMBER 31,     NONAFFILIATED          RELATED PARTY               TOTAL

         1998             $95                    $103                    $198
                          ===                    ====                    ====


              Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $357, $351 and $345, respectively, including $103 to a related party in each year.

       (C)    EMPLOYMENT AGREEMENTS:

              KSW Mechanical Services, Inc. has entered into employment agreements with two of its officers for the period January 1994 through December 1998. These agreements provide for aggregate base annual compensation of $775 increasing by $37 in 1995 and 1996 and by $50 in 1997 and 1998. The officers are also entitled to medical insurance, disability insurance, life insurance, club dues and bonuses, if, and when, declared by a two-thirds vote of the Company's Board of Directors.

       (D)    ENVIRONMENTAL REGULATION:

              The Company must comply with certain Federal, state and local regulations involving contract compliance as well as the disposal of certain toxins. In management's opinion, there have been no violations of laws which could have a material adverse impact on the financial condition of the Company.

              Employees of the Company have occasion to work in the vicinity of hazardous materials, such as lead. The Company purchased a $5,000 Contractor's Pollution insurance policy insuring against losses resulting from exposure to hazardous materials, which expires February 1998.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(8)    COMMITMENTS AND CONTINGENCIES - CONT'D:


       (E)    CONSULTING AGREEMENTS:

              The Company entered into two agreements for independent advisory and consulting services. The term of the first agreement was from June 1994 through December 1997 with annual payments totalling $95. The second agreement was entered into on January 1, 1996 and expires in December 1998 with annual payments totalling $75. This agreement also provided the consultant with 15,000 options to purchase shares of the Company's common stock at $1.50 per share. The options were issued pursuant to the 1995 Stock Option Plan (see Note 12E).

              During December 1996, under a Board of Directors resolution, the Company approved the issuance of 85,000 shares of common stock of which 35,000 shares were issued to these consultants in lieu of cash payments with a fair market value of approximately $79. This transaction has been reflected in the Company's consolidated financial statements for the year ended December 31, 1996 (see
              Note 12D).

       (F)    HELIONETICS' LITIGATION:

              The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. However, there are ongoing class action lawsuits and other lawsuits against the Company's former parent, Helionetics, Inc., which has filed a petition in bankruptcy. Pursuant to a Pledge Agreement, Susan Barnes, the wife of the Chairman of the Board of Helionetics, had irrevocably pledged 500,000 shares of the common stock she received in the Distribution of the Company as collateral for payment of claims by KSW, Inc. against Helionetics in connection with the December 28, 1995 Distribution of KSW, Inc. stock by Helionetics. The Company received notice of three claims arising in connection with the Distribution (see Note 12C), totaling $274. In April 1997, 100,000 shares of stock held under the Pledge Agreement were transferred by Ms. Barnes and used to satisfy these claims. One of these claims was a debt owed to the Company from its former parent.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(9)    CONCENTRATION RISKS:

       (A)    CREDIT RISK:

              Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts and retainage receivables.

              The Company maintains its cash and cash equivalents accounts at balances which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 1997, such excess amounted to approximately $1,975.

              Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file statutory liens against the construction projects if a default in payment occurs.

       (B)    LABOR CONCENTRATIONS:

              The Company's direct labor is supplied primarily by unions through collective bargaining agreements expiring primarily during June 1999. Although the Company's past experience was favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

       (C) CONTRACT REVENUE/SIGNIFICANT CUSTOMER:

              The Company earned approximately 42%, 29% and 13% of its contract revenue during the year ended December 31, 1997 from three customers. Accounts receivable and retainage receivable from these respective customers totaled approximately $13,222 as of December 31, 1997. During 1996, the Company earned 53%, 16% and 12% of its contract revenue from three customers which had combined accounts and retainage receivable of $13,037 at December 31, 1996. Revenues from one contract accounted for 61% of consolidated revenues during 1995. Accounts receivable and retainage receivable from that contract were $3,573 as of December 31, 1995.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(10)          RETIREMENT PLANS:

       (A)    PROFIT-SHARING/401(K) PLAN:

              The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company accrued approximately $57 and $51 as a 25% matching contribution for the years ended December 31, 1997 and 1996, respectively.

       (B) MULTIEMPLOYER PENSION PLANS:

              The Company has made contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. It is not cost effective to accumulate information regarding the pension expense under these plans.

(11)          LINE OF CREDIT - BANK

       Effective July 1, 1996, the Company obtained an uncommitted line of credit with Fleet Bank, which provided borrowings of up to $2,500 with interest at the bank's prime lending rate plus 1% which expired May 31, 1997. The line required the Company to meet certain financial covenants and ratios. At December 31, 1996, there were no outstanding borrowings on the line of credit.

       On May 29, 1997, the Company established a credit facility in the amount of $3,000 with Fleet Bank which provides a $2,000 revolving credit agreement and $1,000 line of credit with interest at the bank's prime lending rate, plus 1%. The $2,000 revolving credit agreement and $1,000 line of credit expire in June 2000 and June 1998, respectively. These lines require the Company to meet certain financial covenants and ratios. At December 31, 1997, there was no outstanding borrowing on this credit facility.

(12)          COMMON STOCK:

       (A) ISSUANCE OF COMMON STOCK:

           On January 31, 1996, the Company sold 300,000 shares of its common stock for $1.50 per share to an investment banking firm and its managing partner. (See Note 12C)

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(12)          COMMON STOCK - CONT'D:

       (B) REPURCHASE OF COMMON STOCK:

              During April 1996, the Company purchased 42,022 shares of its common stock as a result of a tender offer to shareholders whom held under 50 shares of stock. These shares were purchased at a cost of $3 per share.

              During 1997, the Company purchased 71,667 shares of its stock under a Board of Directors Resolution authorizing the Company to purchase up to 10% of its outstanding shares. In January 1998, the Company purchased an additional 30,000 shares under this resolution.

       (C)    THE DISTRIBUTION:

              Effective December 29, 1995, the Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, as amended, for the purpose of distributing up to 4,189,900 shares of common stock (the "Distribution"). The Distribution was to the shareholders of record as of December 4, 1995 of Helionetics at a rate of one share of the Company's common stock for every twelve shares of Helionetics stock held. The purpose of the Distribution was to separate the Company from Helionetics and to enable the Company to gain independent access to equity markets to fund future operations. Subsequent to the Distribution, Helionetics had no ownership interest in the Company. Susan Barnes, the wife of the Chairman of the Board of Helionetics, received 1,567,958 shares from the distribution as a result of the ownership of her stock. During 1997 and 1996, she sold all of her shares under the Securities and Exchange Commission Rule 144 or private transactions. There are no material pro forma adjustments necessary to the accompanying statements of operations as a result of the Distribution because the Company was operated as an autonomous entity for all periods presented.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(12)          COMMON STOCK - CONT'D:

       (C)    THE DISTRIBUTION - CONT'D:

              In connection with the Distribution, the following occurred:

               * The Board of Directors of the Company approved a 7,800-for-1 stock split of issued and outstanding common shares, increased its authorized shares to 25,000,000 and authorized the issuance of 1,000,000 shares of preferred stock.

               * The Company declared and paid a cash dividend of $550 to shareholders of record on December 4, 1995.

               * The Company acquired and retired 2,600,000 shares of its common stock from Helionetics in exchange for forgiveness by the Company of $1,000 due from Helionetics.

               * The Board of Directors of the Company adopted the 1995 Stock Option Plan (the Plan). The Plan enabled the Company to offer an incentive-based compensation system to its employees, officers, directors and consultants.

               * Bonuses totaling $375 for two officers of the Company were accrued at December 31, 1995.

               * Immediately following the Distribution, the Company issued and sold a total of 300,000 shares of common stock for $1.50 per share to an investment banking firm and its managing partner during 1996. (See Note 12A)

               * Pursuant to the Distribution Agreement, Helionetics agreed to the following: (i) payment of $98 to the Company in repayment for sums previously advanced by KSW, Inc. to a Helionetics consultant; (ii) transfer 128,700 and 101,400 shares of the Company's common stock in satisfaction of agreements; and (iii) Helionetics documented the account receivable due and owing from AIM Energy, Inc. (AIM) with respect to advances from the Company to AIM in the form of a note receivable for $50, which was paid during 1997.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(12)          COMMON STOCK - CONT'D:

       (D) ISSUANCE OF COMMON STOCK - EXECUTIVES AND CONSULTANTS:

              On December 20, 1996, under a Board of Directors Resolution, the Company was authorized to issue 35,000 shares of stock to two consultants in lieu of cash payments (see Note 8(E)) and 50,000 shares to executives as year end bonuses. The consolidated financial statements reflect the effect of 85,000 shares issued per this resolution. The fair market value of these shares at December 31, 1996 was approximately $191.

       (E) STOCK OPTION PLAN:

               The Board of Directors of the Company adopted the 1995 Stock Option Plan (the Plan). The Plan enabled the Company to offer an incentive-based compensation system to its employees, officers, directors and consultants.

               A total of 750,000 shares were authorized for issuance under the Plan. Options to purchase 610,000 shares at $1.50 per share were issued (of which, 535,000 shares were issued to officers and directors of the Company and its subsidiary). The Plan requires that the exercise price of options be set at not less than the fair market value of the common stock on the date of grants. In the case of the initial options, the price of $1.50 was determined to be in excess of the fair market value in light of the contingencies facing the Company prior to completion of this Distribution. Options awarded vest one-third on each anniversary of the date of grant and are fully vested three years after grant and expire ten years from the date of the grant. Additional credit towards vesting is given in the event of death (six months) or disability (three months). Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. The Plan provides that no shares may be issued to officers or directors in excess of the 750,000 shares originally planned to be authorized unless the Company's stockholders approve an increase in the number of shares which may be used for that purpose. At the Company's annual meeting held on June 27, 1996, the stockholders approved an amendment to the plan to increase by 350,000 shares the aggregate number of shares of common stock available for future options to 490,000 shares.

               Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement.

               During 1997 and 1996, no options under the Plan were granted or exercised.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                    ----------------------------------------


(12)          COMMON STOCK - CONT'D:

       (E) STOCK OPTION PLAN - CONT'D:

               The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Corporation's net income and net income per common share would have been decreased to the pro forma amounts indicated below:

                                                                       1995

                Net income - as reported                                $  571
                                                                        ======
                Net income - pro forma                                  $  386
                                                                        ======
                Net income per common share - as reported -
                  basic and diluted                                     $  .07
                                                                        ======
                Net income per common share - pro forma -
                  basic and diluted                                     $  .05
                                                                        ======

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 37.20%; risk-free interest rate of 7.68%; and expected lives of 6 years.

(13)          RECLASSIFICATIONS:

         Certain amounts in the 1995 consolidated financial statements have been reclassified for comparative purposes to conform with the 1997 and 1996 presentation. These reclassifications did not affect net income or working capital, as previously reported.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 30, 1998 its behalf by the undersigned, thereunto duly authorized.


                                         KSW, INC.



                                         By:    /S/ FLOYD WARKOL
                                                  Floyd Warkol
                                                  Chief Executive Officer
                                                  March 30, 1998


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


                                         KSW, INC.



                                         By:_________________________________
                                                  Floyd Warkol
                                                  Chief Executive Officer
                                                  March 30, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/      FLOYD WARKOL           President, Chief Executive       March 30, 1998
Floyd Warkol                    Officer, Chairman of the Board



/S/      BURTON REYER           Vice President and Director       March 30, 1998
Burton Reyer



/S/      ROBERT BRUSSEL         Chief Financial Officer and       March 30, 1998
Robert Brussel                  Director



/S/      ARMAND D'AMATO         Director                          March 30, 1998
Armand D'Amato



/S/      DANIEL SPIEGEL         Director                          March 30, 1998
Daniel Spiegel

                                  EXHIBIT INDEX

Exhibit                                                                                   Incorporated          Filed with
NO.                                        DESCRIPTION                                    Herein by             Electronic
                                                                                          REFERENCE TO          SUBMISSION

3.1.2         Amended and Restated Articles of Incorporation of the Registrant                     X

3.11.2        Amended and Restated By-Laws of the Registrant                                       X

10.1A         Subcontract Agreement dated as of November 21, 1996 between KSWI                     X
              and Morse Diesel International, Inc. for Brooklyn Renaissance Plaza

10.1B         Subcontract Agreement dated as of May 1, 1996 between KSWI and X
              Morse Diesel International, Inc. for Terminal One at JFK Airport.

10.5          General Agreement of Indemnity, dated February 28, 1994, by and                      X
              among Seaboard Surety Company-St. Paul Fire and Marine Insurance
              Company and KSWI Mechanical Services, Inc. or the Registrant

10.6          General Agreement of Indemnity, dated February 28, 1994, by and                      X
              among Helionetics, Inc. Seaboard Surety Company-St. Paul Fire and
              Marine Insurance Company and KSWI Mechanical Services, Inc. or the
              Registrant

10.8          Employment Agreement, dated as of January 1, 1994, by and among X
              KSW Mechanical Services, Inc., Burton Reyer and the Registrant

10.9          Employment Agreement, dated as of January 1, 1994, by and among X
              KSW Mechanical Services, Inc., Burton Reyer and the Registrant

10.11         Pledge Agreement by and between Susan Barnes and the Registrant                      X

10.12         Irrevocable Proxy, dated December 5, 1995, by Susan Barnes to Floyd                  X
              Warkol, in his capacity as President of the Registrant

10.13         Amendatory Employment Agreement, dated as of December 15, 1995,                      X
              by and among KSW Mechanical Services, Inc., the Registrant and Floyd
              Warkol

10.14         Amendatory Employment Agreement, dated as of December 15, 1995,                      X
              by and among KSW Mechanical Services, Inc., the Registrant and
              Burton Reyer

21.1          List of Subsidiaries                                                                 X

27            Financial Data Schedule                                                              X