Form 10-K/A
period 1997-12-31
KSW INC
filed 1998-04-06
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K
                                 Amendment No. 1

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

                                    KSW, INC

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS

                                                                       PAGE
PART I

 Item  1.  Business.....................................................3
 Item  2.  Properties...................................................6
 Item  3.  Legal Proceedings............................................6
 Item  4.  Submission of Matters to a Vote of Security Holders..........7

PART II

 Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters................................8
 Item  6.  Selected Financial Data......................................9
 Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................10
 Item  8.  Financial Statements and Supplementary Data.................13
 Item  9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure....................13

PART III

 Item 10.  Directors and Executive Officers of the Registrant..........14
 Item 11.  Executive Compensation......................................15
 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management............................................18
 Item 13.  Certain Relationships and Related Transactions..............18

PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K...............................................19

SIGNATURES.............................................................21

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

     The deregulation of gas and electric service in New York has opened up a new market place for energy service companies. KSW's experience and valuable engineering expertise qualifies the Company for entering this new market. During 1997, KSW and Con Edison Solutions, the deregulated energy services subsidiary of New York's largest utility, submitted joint proposals to perform energy related projects for Columbia Presbyterian Hospital, Columbia University, and Brooklyn College. KSW was also named by Con Edison Solutions as part of their team which pre-qualified to bid on the conversion of 280 New York City schools from coal burning to gas fired burners. The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company intends to use any additional funds to expand its business into new geographic areas in the Northeastern United States and into areas which would be complementary to its current lines of business through possible joint ventures or acquisitions. By acquiring complementary businesses, the Company would also be able to realize significant economies of scale and minimize the effect of economic downturns. The Company's common stock is traded on the NASDAQ Electronic Bulletin Board under the symbol "KSWW."

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

     For the year ending December 31, 1997, work contracts for Morse Diesel International, Inc. amounted to 38% of the Company's total revenues and work for Memorial Sloan Kettering Cancer Center accounted for 13% of total revenues.

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

     The Company leases a building in Long Island City, New York, consisting of 35,000 square feet of office, manufacturing and warehouse space. The Company acquired its interest in the lease by way of assignment from Kerby Saunders Warkol, Inc. ("Kerby") pursuant to an Asset Purchase Agreement. The lease has a term of ten years ending on April 30, 1998. The Company may execute a one-year renewal at an annual rent of $269,000 during which time the Company will evaluate the relative benefits of relocation or a long-term renewal. The lease is a triple net lease and thus the Company pays the taxes ($66,276 per year accruing currently), maintenance, insurance and utilities.

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

     The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. However, there were ongoing class action lawsuits and other lawsuits against the Company's former parent, Helionetics, Inc., which has filed a petition in bankruptcy. Pursuant to a Pledge Agreement, Susan Barnes, the wife of the Chairman of the Board of Helionetics, had irrevocably pledged 500,000 shares of the Company's common stock she received in the Distribution of the Company as collateral security for any payment by KSW, Inc. of any claims against Helionetics in connection with the December 28, 1995 Distribution of KSW, Inc. stock by Helionetics. The Company received notice of the two claims arising in connection with the Distribution, totaling approximately $250,000. Helionetics was also indebted to the Company in the amount of $50,000. In April 1997, 100,000 shares of common stock held under the Pledge Agreement were used to satisfy two claims, and the debt to the Company.

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

     The following information on high and low trading ranges is provided for 1997 and 1996:

                                          1997                    1996
                                          ----                    ----
    QUARTER                         HIGH        LOW         HIGH        LOW

    First................          $2.37       $1.87       $2.75        $2.00
    Second...............           2.50        1.87        3.18         1.75
    Third................           3.50        2.19        2.12         1.50
    Fourth...............           4.50        3.37        1.87         1.50

ITEM  6.  SELECTED FINANCIAL DATA

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


                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                  (Dollars in thousands, except share and per share amounts)

                                                    1997          1996        1995          1994           1993
                                                    -----         ----        ----          -----          ----
Income Statement:
Revenues...................................        $66,184       $46,394    $44,176       $36,131         $57,232
Cost of sales..............................         62,005        42,600     38,990        30,046          51,901
Gross profit...............................          4,179         3,794      5,186         6,085           5,331
Operating expenses.........................          4,030         3,970      4,115         4,523           4,734
Selling, general, administration,
  depreciation, interest and income tax              4,020         3,898      4,615         5,479           5,171
   expenses................................
Income (loss) before income taxes..........            149          (176)     1,071         1,562             597
Net (loss) income..........................            159          (104)       571           606             160
Net (loss) income per share - Basic and                .03          (.02)       .07 (1)       .08 (1)         n/a
  Diluted..................................
Number of shares used in computation-
   Basic...................................      5,528,311     5,440,008  7,785,754 (1) 7,800,000 (1)         n/a
Number of shares used in computation -           5,796,893     5,568,429  7,785,754 (1) 7,800,000 (1)         n/a
   Diluted.................................
Balance Sheet Data:
Total assets...............................         26,269        28,734     20,431        18,380          15,827
Working capital............................          5,809         5,582      4,928         4,564           2,023
Current liabilities........................         15,700        18,195     10,302         7,305           7,456
Long term liabilities......................             70             0          0             0             852
Stockholders' equity.......................         10,499        10,539     10,129        11,075           7,519

Other Data:
Current ratio..............................         1.37:1        1.31:1     1.48:1        1.62:1          1.27:1


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

     The Company's contracts most often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incurs direct costs. Contract costs include all direct material and labor costs and those other direct costs related to contract performance, including, but not limited to, subcontractor's costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a material loss in connection with any such retention, but has in the past required legal procedures to collect sums due to the Company.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated.


                                       1997                          1996                           1995
                                       ----                          ----                           ----
                                      AMOUNT       PERCENTAGE        AMOUNT      PERCENTAGE        AMOUNT      PERCENTAGE
                                                                (Dollars in thousands)

Net Sales:
  Contracts....................      $65,671            99.2       $45,611            98.3       $41,381            93.7
  Fees.........................          513              .8           783             1.7         2,795             6.3
                                      --------        --------    -----------       ---------     ------          ------
  Total........................       66,184           100.0        46,394           100.0        44,176           100.0
COSTS OF SALES.................       62,005            93.7        42,600            91.8        38,990            88.3
                                      ------          ------      ---------         ---------    --------         ------
GROSS PROFIT...................        4,179             6.3         3,794             8.2         5,186            11.7
EXPENSES:
Selling, general, administrative
  and interest expenses.........       4,030             6.1         3,970             8.6         4,115             9.3
                                       -----             ---       --------         -------      --------           -----
INCOME/(LOSS) BEFORE PROVISION           149              .2          (176)            (.4)         1,071            2.4
FOR INCOME TAXES................
PROVISION FOR INCOME TAXES......         (10)               0          (72)            (.2)           500            1.1
                                       ------           ------    ----------        -------      ---------          ------

NET INCOME/(LOSS)...............        $159               .2        $(104)            (.2)          $571            1.3
                                       ------           ------    -----------        -------     ---------          -------



                                                     KSW, INC
                                        COMPUTATION OF NET INCOME PER SHARE
                                        (000'S EXCEPT NET INCOME PER SHARE)

                                                                                                        BASIC
                                                                                                         AND
                                                 BASIC        DILUTED       BASIC        DILUTED       DILUTED
                                                 1997          1997          1996         1996           1995
                                                 ----         -------       -----        -------       --------
Weighted average common post-split shares:...    5,528         5,528         5,440         5,440         7,800
Effect of shares acquired from Helionetics...    _____         _____         _____         ____           (14)
                                                --------      --------      -------      --------       -------
Pro forma weighted average common shares.....    5,528         5,528         5,440         5,440         7,786
Common stock & common stock equivalent
   using the Treasury stock method...........    _____           269          _____          128             0
                                                --------      -------       -------      ---------      --------
Total shares outstanding for purposes of
  calculating basic & diluted earnings/
  (loss) per share...........................   5,528         5,797          5,440        5 ,568         7,786
                                                -----         -----          -----        -------        -----
Net Income/(loss) as reported................   $ 159         $ 159          $(104)        $(104)        $ 571
                                                -----         -----         ------        ------         -----
Pro forma net income(loss)per
  share-basic and diluted....................   $ .03         $ .03          $(.02)       $ (.02)         $.07
                                                -----         -----         -------       -------         ----

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

     Gross profit as a percent of sales decreased to 6.3% for the year ended December 31, 1997 compared to 8.2% for 1996. The decrease in the gross profit percentage was due primarily to one project which experienced a construction delay and subsequent acceleration of work to meet the contract schedule, resulting in unexpected additional costs. In addition, working out of sequence also resulted in additional unanticipated costs. The effect of these additional costs incurred and booked reserves was to reduce gross profit for the year by $1,984,000. Had these losses not occurred the gross profit percentage for 1997 would have been 9.3%.

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

     The Company believes its current cash resources are adequate to fund a moderate increase in sales volume over the next fiscal year. However, the Company's capital resources will not be sufficient to sustain the Company's long-term plans for growth. In addition to seeking new contracts, the Company is investigating expansion into new geographic areas. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations exclusively in the New York City metropolitan area.

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

     The Company currently has a $3,000,000 credit facility with Fleet Bank, which is at 1% over prime and is subject to certain covenants. The Company utilized a portion of the line of credit during 1997 to cover short-term working capital needs. As of December 31, 1997, there were no outstanding loans against this line of credit.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



                                                                                   Number of
                                                                                   Securities                Value of
                                                                                   Underlying                Unexercised
                                                                                   Unexercised               in-the-Money
                                                                                   Options/SARs              Options/SARs
                                                                                   at Fiscal                 at Fiscal
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

NAME OF BENEFICIAL OWNER                 NUMBER OF                   PERCENTAGE
                                         SHARES                      OWNERSHIP

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

     Floyd Warkol, President of the Company, and a foundation he controls jointly are the landlord on the Company's lease in Bronx, New York. See "Properties."

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

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE

FINANCIAL STATEMENTS OF KSWI

Independent Auditors' Report.............................................F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996.............F-2

Consolidated Statement of Operations years
  ended December 31, 1997, 1996 and 1995.................................F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.................................F-5

Consolidated Statement of Cash Flows years ended
  December 31, 1997, 1996 and 1995.......................................F-6

Notes to Financial Statements............................................F-8

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.



Port Chester, New York
February 2, 1998


                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                                   1997                1996
                                                                                ------------         --------
      A S S E T S

Current assets:
   Cash and cash equivalents                                                      $  2,184           $   4,464
   Accounts receivable, (net of allowance for
     doubtful accounts of 1997 - $121; 1996 - $170)                                 13,186              11,705
   Retainage receivable                                                              4,984               5,552
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                                              209               1,640
   Deferred income taxes                                                               228                 126
   Prepaid expenses and other receivables                                              718                 290
                                                                                  --------           ---------

                Total current assets                                                21,509              23,777

Property and equipment, (net of accumulated
   depreciation and amortization of 1997 - $1,076; 1996 - $752)                        569                 651

Other assets:
   Goodwill, (net of accumulated amortization
     of 1997 - $864; 1996 - $712)                                                    4,126               4,278
   Other                                                                                65                  28
                                                                                  --------           ---------

     Total assets                                                                  $26,269             $28,734
                                                                                  ========             =======


                                                                                   1997                  1996
                                                                                ------------            --------
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $  8,508           $   8,602
   Retainage payable                                                                 4,030               3,472
   Accrued payroll and benefits                                                        806                 916
   Accrued expenses                                                                    733                 345
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                               1,623               4,860
                                                                                  --------            ---------

                Total current liabilities                                           15,700              18,195

Long-term liabilities                                                                   70                  -
                                                                                  --------              -------

                Total liabilities                                                   15,770              18,195
                                                                                  --------           ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,471,311 and 5,542,978 shares issued
     and outstanding, at 1997 and 1996, respectively                                    54                  55
   Additional paid-in capital                                                        9,763               9,961
   Retained earnings                                                                   682                 523
                                                                                  --------           ---------

                Total stockholders' equity                                          10,499              10,539
                                                                                  --------           ---------

                Total liabilities and stockholders' equity                         $26,269             $28,734
                                                                                  =========          =========


                 See notes to consolidated financial statements.


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                    -----------------------------------------

                                                              1997                 1996              1995
                                                           ------------         ----------        -------
Revenues:
   Contracts                                               $     65,549         $   45,511         $    41,189
   Fees from seller                                                 513                783               2,795
   Interest                                                         122                100                 192
                                                           ------------         ----------         -----------
                  Total revenues                                 66,184             46,394              44,176

Direct costs                                                     62,005             42,600              38,990
Gross profit                                                      4,179              3,794               5,186
Selling, general and administrative expenses                     (3,987)            (3,956)             (4,115)
Interest expense                                                    (43)               (14)                -
                                                           ------------         ----------          -----------

Income (loss) before income taxes                                   149               (176)              1,071
Income tax expense (benefit)                                        (10)               (72)                500
                                                           ------------          ----------         -----------

Net income (loss)                                          $        159         $     (104)        $       571
                                                           ============         ===========        ===========
Net income (loss) per common share - basic
   and diluted                                             $       .03          $     (.02)        $       .07
                                                           ===========          ===========        ===========

Weighted average common shares outstanding -
   basic                                                      5,528,311          5,440,008           7,785,754
                                                           ============         ==========           =========
Weighted average common shares outstanding -
   diluted                                                    5,796,893          5,568,429           7,785,754
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


                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                             ADDITIONAL
                                                    COMMON STOCK             PAID-IN              RETAINED
                                               SHARES            AMOUNT      CAPITAL              EARNINGS          TOTAL

Balances, December 31, 1994                   7,800,000          $  78      $  10,391             $  606         $  11,075

Acquisition adjustment                              -              -             (302)              -                 (302)
Forgiveness of debt by Helionetics                  -              -              335               -                  335
Stock purchased from Helionetics             (2,600,000)           (26)          (974)              -               (1,000)
Dividends                                           -              -                -               (550)             (550)
Net income                                          -              -                -                571               571
                                             --------------       -----         -------             ------         ---------

Balances, December 31, 1995                   5,200,000             52          9,450                627            10,129

Sale of common stock to an investment
 banking firm and its managing partner          300,000              3            447                 -                450

Repurchase of common stock                      (42,022)            (1)          (126)                -               (127)

Issuance of common stock to executives
 and consultants                                 85,000              1            190                 -                191

Net loss                                            -                -             -                (104)             (104)
                                           --------------        ---------      ----------         ------         ---------

Balances, December 31, 1996                   5,542,978             55          9,961                523            10,539

Repurchase of common stock                      (71,667)            (1)          (198)                -               (199)

Net income                                         -                 -            -                  159               159
                                           -------------        -----------     ----------         --------        ----------

Balances, December 31, 1997                   5,471,311          $  54         $9,763             $  682           $10,499
                                           =============        ===========    ===========        ==========       ==========



                 See notes to consolidated financial statements.


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                           1997                 1996                1995
                                                                        ------------         -----------          --------
Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities:

     Net income (loss)                                                  $    159            $  (104)              $   571

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Compensation expense paid through issuance
         of common stock                                                       -                191                     -
       Depreciation and amortization                                         476                441                   383
       Deferred income taxes                                                (145)               (72)                    -
       Reduction in allowance for doubtful accounts                          (49)              (130)                    -

       Changes in assets (increase) decrease:
         Accounts receivable                                              (1,432)            (6,792)                 (627)
         Retainage receivable                                                568             (2,197)               (1,617)
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                            1,431               (127)               (1,244)
         Receivable from sellers                                              -                  -                    894
         Prepaid expenses and other receivables                             (428)               100                   (87)
         Other assets                                                          6                 23                    43

       Changes in liabilities increase (decrease):
         Accounts payable                                                    (94)             5,041                   938
         Retainage payable                                                   558                137                 2,410
         Accrued payroll and benefits                                       (110)              (114)                  164
         Accrued expenses                                                    388               (138)                  383
         Due to contractor                                                    -              (1,264)                 (776)
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                              (3,237)             4,228                  (122)
         Long-term liabilities                                                70                -                       -
                                                                        ---------           --------           -----------

                Net cash provided by (used in)
                  operating activities                                    (1,839)              (777)                1,313
                                                                        ---------           --------           ------------

   Cash flows from investing activities:
     Receivable from Helionetics                                             -                  -                    (167)
     Cash paid in business acquisition                                       -                  -                     (25)
     Purchase of property and equipment                                     (242)              (206)                 (287)
                                                                       --------------      ---------            ------------

                Net cash used in investing activities                       (242)              (206)                 (479)
                                                                       --------------      -----------          -------------

                 See notes to consolidated financial statements.


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                1997                 1996           1995
    Cash flows from financing activities:
     Payment of dividend                                         -                     -            (550)
     Issuance of common stock                                    -                    450            -
     Repurchase of common stock                                (199)                 (127)           -
                                                             ---------           --------          -----

                Net cash provided by (used in)
                  financing activities                         (199)                  323           (550)
                                                            ---------             --------        ---------
Net increase (decrease) in cash and cash equivalents         (2,280)                 (660)           284

Cash and cash equivalents, beginning of year                  4,464                 5,124          4,840

Cash and cash equivalents, end of year                     $  2,184              $  4,464         $5,124
                                                           ===========           ==========      =========
Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest                                              $      43             $     14         $    -
                                                          ==============         ============    ==========
     Income taxes                                          $     226             $     65         $  765
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

(5)    PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                  1997                 1996

              Machinery and equipment           $   479            $    365
              Furniture and fixtures                428                 300
              Leasehold improvements                738                 738
                                                 -------            --------
                                                  1,645               1,403
                                                -------              -------

              Less accumulated depreciation
                and amortization                  1,076                 752

              Net property and equipment        $   569            $    651
                                          =======            ========
-----------
       Depreciation and amortization expense relating to property and equipment was approximately $324, $288 and $230, respectively, for the years ended December 31, 1997, 1996 and 1995, respectively.

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

(7)    INCOME TAXES:

       The components of income tax expense (benefit) are as follows:

                                                                 1997              1996                1995
                                                               ----------        ---------          -------
       Current
          Federal                                                $ -               $ -                 $ 335
          State and local                                          135               -                   233
                                                                 -------           -----               -----
                                                                   135               -                   568
                                                                 -------           -----                 ---
       Deferred
          Federal                                                  (94)             (40)                 (40)
          State and local                                          (51)             (32)                 (28)
                                                                   ------          -----              -----
                                                                  (145)             (72)                 (68)
                                                                  ------            -----             -----
                           Total                                  $(10)           $ (72)               $ 500
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

       The details of deferred tax assets and liabilities are as follows:

       Deferred income tax asset:
                                                                                    1997                1996
             Property, plant and equipment                                         $ 175               $ 135
             Allowance for doubtful accounts                                          56                  68
             Net operating loss carryforward                                         220                  58
                                                                                   -----               -----
             Total deferred income tax assets                                        451                 261

       Deferred income tax liabilities:
             Amortization of goodwill                                                166                 121
                                                                                   -----               -----
                   Net deferred income tax asset                                    $285               $ 140
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

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(12)   COMMON STOCK - CONT'D:

       (C)    THE DISTRIBUTION - CONT'D:

              In connection with the Distribution, the following occurred:

                o The Board of Directors of the Company approved a 7,800-for-1 stock split of issued and outstanding common shares, increased its authorized shares to 25,000,000 and authorized the issuance of 1,000,000 shares of preferred stock.

                o The Company declared and paid a cash dividend of $550 to shareholders of record on December 4, 1995.

                o The Company acquired and retired 2,600,000 shares of its common stock from Helionetics in exchange for forgiveness by the Company of $1,000 due from Helionetics.

                o The Board of Directors of the Company adopted the 1995 Stock Option Plan (the Plan). The Plan enabled the Company to offer an incentive-based compensation system to its employees, officers, directors and consultants.

                o Bonuses totaling $375 for two officers of the Company were accrued at December 31, 1995.

                o Immediately following the Distribution, the Company issued and sold a total of 300,000 shares of common stock for $1.50 per share to an investment banking firm and its managing partner during 1996. (See Note 12A)

                o Pursuant to the Distribution Agreement, Helionetics agreed to the following: (i) payment of $98 to the Company in repayment for sums previously advanced by KSW, Inc. to a Helionetics consultant; (ii) transfer 128,700 and 101,400 shares of the Company's common stock in satisfaction of agreements; and (iii) Helionetics documented the account receivable due and owing from AIM Energy, Inc. (AIM) with respect to advances from the Company to AIM in the form of a note receivable for $50, which was paid during 1997.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 6, 1998 its behalf by the undersigned, thereunto duly authorized.


                                             KSW, INC.


                                             By:/S/ FLOYD WARKOL
                                                Floyd Warkol
                                                Chief Executive Officer
                                                April 6, 1998


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


                                               KSW, INC.


                                               By: /S/ FLOYD WARKOL
                                                   Floyd Warkol
                                                   Chief Executive Officer
                                                   April 6, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ FLOYD WARKOL             President, Chief                    April 6, 1998
----------------             Executive Officer,
Floyd Warkol                 Chairman of the Board


/S/ BURTON REYER              Vice President and                 April 6, 1998
----------------              Director
Burton Reyer


/S/ ROBERT BRUSSEL            Chief Financial                    April 6, 1998
------------------            Officer and Director
Robert Brussel


/S/ ARMAND D'AMATO             Director                          April 6, 1998
--------------------
Armand D'Amato


/S/ DANIEL SPIEGEL             Director                          April 6, 1998
---------------------
Daniel Spiegel

                                  EXHIBIT INDEX

Exhibit                                                Incorporated     Filed
NO.                    Description                     Herein by         with
                                                       Reference     Electronic
                                                        to           Submission

3.1.2         Amended and Restated Articles of           X
              Incorporation of the Registrant

3.11.2        Amended and Restated By-Laws of the        X
              Registrant

10.1A         Subcontract Agreement dated as of          X
              November 21, 1996 between KSWI  and Morse
              Diesel International, Inc. for Brooklyn
              Renaissance Plaza

10.1B         Subcontract Agreement dated as of May 1,   X
              1996 between KSWI and
              Morse Diesel International, Inc. for
              Terminal One at JFK Airport.

10.5          General Agreement of Indemnity, dated      X
              February 28, 1994, by and  among Seaboard
              Surety Company-St. Paul Fire and Marine
              Insurance  Company and KSWI Mechanical
              Services, Inc. or the Registrant

10.6          General Agreement of Indemnity, dated      X
              February 28, 1994, by and  among
              Helionetics, Inc. Seaboard Surety
              Company-St. Paul Fire and  Marine Insurance
              Company and KSWI Mechanical Services,
              Inc. or the  Registrant

10.8          Employment Agreement, dated as of January   X
              1, 1994, by and among  KSW Mechanical
              Services, Inc., Burton Reyer and the
              Registrant

10.9          Employment Agreement, dated as of January   X
              1, 1994, by and among  KSW Mechanical
              Services, Inc., Burton Reyer and the
              Registrant

10.11         Pledge Agreement by and between Susan       X
              Barnes and the Registrant

10.12         Irrevocable Proxy, dated December 5,        X
              1995, by Susan Barnes to Floyd  Warkol,
              in his capacity as President of the
              Registrant

10.13         Amendatory Employment Agreement, dated as   X
              of December 15, 1995,  by and among KSW
              Mechanical Services, Inc., the Registrant and Floyd Warkol

10.14         Amendatory Employment Agreement, dated as   X
              of December 15, 1995,  by and among KSW
              Mechanical Services, Inc., the Registrant and Burton Reyer

21.1          List of Subsidiaries                        X

27            Summary Financial Information                                X