Form 10-Q
period 1998-03-31
KSW INC
filed 1998-05-15
CIK 1004125

---------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                          OUTSTANDING
        CLASS                                            MARCH 31, 1998
 COMMON STOCK, $.01 PAR VALUE                              5,454,644
    ------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 13 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 11.


                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                      PAGE NO.
PART 1            FINANCIAL INFORMATION

Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet -                 3
                     March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operation         4
                     Three months ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows -      5
                     Three months ended March 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements   6


Item 2.           Management's Discussion and Analysis of                7
                  Financial Condition and Results of Operation
------------------------------------------------------------------------------
PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                      9
Item 2            Change in Securities                                   9
Item 3            Defaults Upon Senior Securities                        9
Item 4            Submission of Matter to a Vote of Security Holders     9
Item 5            Exhibits and Reports on Form 8-K.                      9
------------------------------------------------------------------------------
SIGNATURES                                                              10
------------------------------------------------------------------------------


                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31, 1998          DECEMBER 31, 1997
ASSETS

Current assets:
   Cash and cash equivalents                             $  1,842                $  2,184
   Accounts receivable, less allowance
     for doubtful accounts of $170 at
     March 31, 1998 and December 31, 1997,
       respectively                                        10,419                  13,186
   Retainage receivable                                     5,484                   4,984
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                         98                     209
   Prepaid expenses and other                               1,089                     946
                                                           ------                  ------
      Total current assets                                 18,932                  21,509

Property and equipment, net of accumulated
   depreciation of $1,142 and $1,076 at
    March 31, 1998 and December 31, 1997
    respectively                                              542                     569

Other Assets:
   Goodwill, net of accumulated amortization
   of $903 and $864 at March 31, 1998
   and December 31, 1997, respectively                      4,087                   4,126
Other                                                           8                      65
                                                          -------                  -------
Total Assets                                              $23,569                 $22,269
                                                          =======                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  6,378                 $ 8,508
   Retainage payable                                        2,725                   4,030
   Accrued payroll and related benefits                       735                     806
   Accrued expenses                                           725                     733
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                       2,839                   1,623
                                                           ------                  ------
        Total current liabilities                          13,402                  15,700
   Long-term liabilities                                       78                      70
                                                          -------                  ------
        Total liabilities:                                $13,480                  15,770
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
    authorized; 5,454,644 and 5,471,311 shares issued
    and outstanding at March 31, 1998
    and December 31, 1997, respectively                        54                      54
   Additional paid-in capital                               9,684                   9,763
   Retained earnings                                          351                     682
                                                           ------                  ------
       Total stockholders' equity                          10,089                  10,499

   Total liabilities and stockholders' equity            $ 23,569                 $26,269
                                                         ========                 =======

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       Three Months            Three Months
                                                   Ended March 31, 1998     Ended March 31, 1997

Revenues
   Contracts                                            $ 9,723                   $19,936
   Fees from sellers                                          7                       137
   Interest                                                  18                        46
                                                        -------                    ------
                                                        $ 9,748                    20,119

Direct costs                                              9,244                    18,386
                                                        -------                    ------
Gross profit                                                504                     1,733

Selling, general and administrative expenses              1,143                       995
Interest                                                     12                         6
                                                         ------                    ------
Profit/(loss) before provision for income taxes            (651)                      732

Provision for income taxes                                 (320)                      232
                                                        --------                    ------
Net profit/(loss)                                       $  (331)                   $  500
                                                        ========                   =======
Net profit/(loss) per common share - basic                 (.06)                      .09
                                                        ========                   =======
Weighted average common
   shares outstanding - basic                         5,457,422                 5,542,978
                                                      ==========                ==========
Net profit/(loss) per common
   share - diluted                                         (.06)                      .09
                                                           =====                   ======

Weighted average common
   shares - diluted                                   5,615,142                 5,713,074
                                                      =========                 =========

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       Three Months              Three Months
                                                    Ended March 31, 1998     Ended March 31, 1997

Cash flows from operating activities:
   Net income/(loss)                                     $ (331)                  $ 500
   Adjustments to reconcile net income
     to cash provided by operating
       activities:
         Depreciation and amortization                      105                     119
  Changes in operating assets and liabilities:
            Accounts and retainage receivable             2,267                     717
            Costs and estimated earnings in
               excess of billings on uncompleted
               contracts                                    111                     150
            Prepaid expenses and other                     (143)                   (123)
            Accounts and retainage payable               (3,435)                    662
            Accrued salaries and related benefits          ( 71)                    492
            Accrued expenses                               (  8)                   ( 70)
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                   1,216                    (649)
                                                         --------                 -------
Net cash provided by/(used in)
   operating activities                                    (289)                  1,798
                                                         --------                 -------
Cash flows from investing activities:
   Purchase of property and equipment                     (  39)                   ( 38)
   Other assets                                              57                      -
   Other liabilities                                          8                     206
                                                         --------                 -------
Net cash used in investing activities                        26                     168
                                                         --------                 -------
Cash flows from financing activities:
   Exercise of stock options                                 20
   Repurchase of stock                                      (99)                     --
Net cash provided by financing activities                   (79)                      0
                                                          -------                -------
Net increase/(decrease) in cash and cash equivalents       (342)                  1,966

Cash and cash equivalents, beginning of period            2,184                   4,464
                                                        --------                 --------
Cash and cash equivalents, end of period                $ 1,842                  $6,430
                                                        ========                 =======


                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Because of the nature of the construction business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

     Total revenues for the first quarter decreased 52% to $9,748,00, compared to $20,119,000 for the first quarter of 1997. During the first quarter of 1998 the major projects from 1997 were in the final completion stages and generated little revenue while most of the new projects had not as yet started.

COST OF SALES

     Cost of sales for the first quarter decreased by $9,142,000, or 50%, to $9,244,000 from $18,386,000 as a result of the decrease in sales revenue noted above.

GROSS PROFIT

     Gross profit decreased by 71%, or $1,229,000, from $1,733,000 in the first quarter of 1997 to $504,000 in the first quarter of 1998, primarily due to the decrease in sales volume noted above. The gross profit percentage decreased from 8.6% for the first quarter of 1997 to 5.2% in the first quarter of 1998. The decrease was due to additional costs on a project which experienced a construction delay and subsequent acceleration of work to meet the contract schedule. The additional costs in the first quarter of 1998 were $493,000 which accounted for a decrease of 5.1% of gross profit. Had these costs not been incurred, the gross profit percent for the first quarter of 1998 would have been 10.2% compared to 8.6% in the prior period. This project was 94% complete at March 31, 1998 and is expected to be finished during the second quarter of 1998.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased from $995,000 for the first quarter of 1997 to $1,143,000 in the first quarter of 1998, an increase of $148,000 (15%). The Company has re-negotiated its lease for its Long Island City facility which should result in a reduction in overhead during the second half of 1998.

PROVISION FOR TAXES

     The income tax benefit for the three months ended March 31, 1998 was $320,000 as compared to a $232,000 provision for the same period in 1997 due to the profits/losses for the respective periods.

NET GAIN

     The net loss for the first quarter of 1998 was $331,000 compared to a net profit of $500,000 for the first quarter of 1997 due to the items mentioned above.

LIQUIDITY AND CASH FLOW

     For the first three months of 1998 cash used in operations was $289,000. For the same period in 1997 the cash provided by operations was $1,798,000. The cash flow for the first quarter of 1998 was a result of a comparable operating loss for the period.

     While no significant capital improvements are projected over the next year, cash will be needed to fund the start-up costs for new projects. The Company has a $3,000,000 credit facility with Fleet Bank, which the Company believes should be sufficient to fund the Company's working capital needs. As of March 31, 1998, no funds were outstanding under this facility.

FORWARD-LOOKING STATEMENTS

     All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, and plans for future development and operations are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the Control of the Company. Actual results may differ materially. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


     There are no material lawsuits to which the Company or its subsidiary is a party. Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency.


ITEM 2.   CHANGE IN SECURITIES

     On August 5, 1997, the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In the first quarter, the Company repurchased and retired 30,000 shares of common stock. Through April 30, 1998, the Company has retired a total of 129,666 shares of its common stock.


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


                                        KSW, INC.

Date:  May 14, 1998
                                        /s/ Robert Brussel
                                        __________________________
                                        Robert Brussel
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                 SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                            DESCRIPTION                      PAGE

   1    Statement Regarding Computation of Per Share Earnings        12
  27    Financial Data Schedule                                      13
------------------------------------------------------------------------