Form 10-Q
period 1998-06-30
KSW INC
filed 1998-08-14
CIK 1004125

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-27290

                                    KSW, INC.
                                    --------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      11-3191686
-------------------------------                    ---------------------
(STATE OR OTHER JURISDICTION OF                    I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

37-16 23RD STREET, LONG ISLAND CITY, NEW YORK        11101
---------------------------------------------      ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                  718-361-6500
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X No__

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                   OUTSTANDING
                  CLASS                            JUNE 30, 1998
         COMMON STOCK, $.01 PAR VALUE                5,468,644
-------------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 13 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 11.

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                       PAGE NO.
-------------------------------------------------------------------------------
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet -                               3
         June 30, 1998 and December 31, 1997

        Condensed Consolidated Statements of Operation                       4
         Six months and three months ended June 30, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows -                    5
         Six months ended June 30, 1998 and 1997

        Notes to Condensed Consolidated Financial
        Statements                                                           6

Item 2. Management's Discussion and Analysis of                              7
        Financial Condition and Results of Operation
-------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                    9
Item 2   Change in Securities                                                 9
Item 3   Defaults Upon Senior Securities                                      9
Item 4   Submission of Matters to a Vote of SecurityHolders                   9
Item 5   Other Information                                                    9
Item 6.  Exhibits and Reports on Form 8-K.                                    9
-------------------------------------------------------------------------------
SIGNATURES                                                                   10

INDEX TO EXHIBITS                                                            11
-------------------------------------------------------------------------------


                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSET                                                           JUNE 30, 1998       DEC. 31, 1997
                                                                -------------       -------------
Current Assets:
       Cash and Cash Equivalents                                $   3,660             $   2,184
       Accounts Receivable, less allowance
         for doubtful accounts of $122 at
         June 30, 1998 and Dec. 31, 1997                            9,169                13,186
       Retainage Receivable                                         5,312                 4,984
       Costs and estimated earnings in excess
         of billings on uncompleted contracts                         100                   209
       Prepaid expense and other receivables                        1,421                   946
                                                                    -----                   ---
       Total Current Assets                                        19,662                21,509

       Property and equipment net of accumulated
         depreciation of $1,208 and $1,076 at June
         30, 1998 and Dec. 31, 1997 respectively                      482                   569

Other Assets

       Goodwill, net of accumulated amortization of
       $941 and $841 at June 30, 1998 and Deember 31, 1997
          respectively                                              4,049                 4,126
       Other                                                            8                    65
                                                                ---------             ---------
TOTAL ASSETS                                                    $  24,201             $  26,269
                                                                =========             =========

LIABILITIES and STOCKHOLDERS EQUITY
Current Liabilities
       Accounts Payable                                           $ 6,317               $ 8,508
       Retainage Payable                                            2,553                 4,030
       Accrued Payroll and Related Benefits                           567                   806
       Accrued Expenses                                               762                   733
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                          4,130                 1,623
                                                                    -----                 -----
       Total Current Liabilities                                   14,329                15,700

Long Term Liabilities                                                  66                    70
                                                                       --                    --
       Total Liabilities                                           14,395                15,770
                                                                   ------                ------
Stockholders' Equity:
      Common Stock,$.01 par value:25,000,000 shares
       authorized: 5,468,644 and 5,471,311 shares issued               54                    54
         and outstanding June 30, 1998 and Dec. 31, 1997
         respectively                                                  54                    54
       Additional Paid-in Capital                                   9,726                 9,763
       Retained Earnings                                               26                   682
                                                                       --                   ---
       Total Stockholders' Equity                                   9,806                10,499
                                                                    -----                ------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $24,201               $26,269
                                                                  =======               =======


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        SIX              SIX                THREE            THREE
                                                        MONTHS           MONTHS             MONTHS           MONTHS
                                                        ENDED            ENDED              ENDED            ENDED
                                                        6/30/98          6/30/97            6/30/98          6/30/97
                                                       --------          -------            -------          -------
Revenues
Contracts                                              $    19,642       $    36,882       $     9,919       $    16,946
Fees from Sellers                                               20               167                13                30
Interest                                                        48                94                30                48
                                                            ------            ------             -----            ------
                                                            19,710            37,143             9,962            17,024

Direct Cost                                                 18,732            34,450             9,488            16,064
                                                            ------            ------             -----            ------

GROSS PROFIT                                                   978             2,693               474               960

Selling, General and Administrative Expenses                 2,209             1,920             1,066               925
Interest                                                        22                17                10                11
                                                            ------            ------             -----            ------

Profit/(Loss) before                                        (1,253)              756              (602)               24
provision for income taxes

Provision for income taxes                                    (597)              242              (277)               10
                                                             ------            ------             -----            ------
NET PROFIT (LOSS)                                      $      (656)      $       514       $      (325)      $        14
                                                       ===========       ===========       ===========       ===========

Net Profit/(loss) per common share basic               $     (0.12)      $      0.09       $     (0.06)      $         0
                                                       ===========       ===========       ===========       ===========

Weighted Average Common Shares outstanding - basic       5,458,366         5,542,978         5,458,366         5,542,978
                                                         =========         =========         =========         =========

Net Profit/(loss) per common share diluted             $     (0.11)      $      0.09       $     (0.06)      $         0
                                                       ===========       ===========       ===========       ===========

Weighted Average Common Shares diluted                   5,741,548         5,735,170         5,701,278         5,737,069
                                                         =========         =========         =========         =========



                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS           Six Months
                                                                                   ENDED                ENDED
                                                                                   6/30/98             6/30/97
                                                                                ------------          ------------
Cash Flows from operating activities:
Net Income (Loss)                                                            $      (656)         $      514
Adjustments to reconcile net income to
cash provided by operating activities:
  Depreciation and Amortization                                                      209                 238
Changes in Operating Assets and Liabilities
  Accounts and Retainage Receivable                                                3,689               1,082
  Costs and Estimated Earnings in excess of billings
  on uncompleted contracts                                                           109                 547
Prepaid Expenses and other                                                          (475)               (332)
Accounts and Retainage Payable                                                    (3,668)             (1,253)
Accrued Salaries and Related Benefits                                               (239)                 53
Accrued Expenses                                                                      29                (152)
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                            2,507              (1,874)
                                                                             ---------------      ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                               1,505              (1,177)
                                                                             ---------------      ------------

Cash Flows From Investing Activities:
Purchase of Property and Equipment                                                   (45)               (103)
Other Assets                                                                          57                  21
Other Liabilities                                                                     (4)                  -
                                                                             ---------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  8                 (82)
                                                                             ---------------      ------------
Cash Flows from Financing Activities:
Issuance of Stock                                                                    102                   -
Exercise of Stock Options                                                             20                   -
Repurchase of Stock                                                                 (159)                  -
Long-term Liabilities                                                                  -                 200
                                                                             ---------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            (37)                200
                                                                             ---------------      ------------

Net Increase/(Decrease) in Cash and Cash Equivalents                               1,476               (1,059)
Cash and Cash Equivalents, beginning of period                                     2,184                4,464
                                                                             ---------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     3,660          $     3,405
                                                                             ===============       ==============

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the six and three month periods ended June 30, 1998 and 1997. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the second quarter decreased by 41%, or $7,062,000, to $9,962,000, compared to $17,024,000 for the second quarter of 1997. During the first six months of 1998, revenues decreased 47% to $19,710,000 compared to $37,143,000 for the first six months of 1997. These decreases in revenues for the second quarter and the first six months of 1998 were due primarily to a lower backlog of construction projects at December 31, 1997 compared to December 31, 1996. Backlog increased 20% from December 31, 1997 ($30,000,000) to June 30, 1998 ($36,000,000).

COST OF SALES

Cost of sales for the second quarter 1998 decreased by $6,576,000, or 41%, to $9,488,000 from $16,064,000 as a result of the decrease in sales revenues noted above. Cost of sales for the first six months of 1998 decreased by $15,718,000, or 46%, to $18,732,000 from $34,450,000.

GROSS PROFIT

Gross profit decreased by 51%, or $486,000, from $960,000 in the second quarter of 1997 to $474,000 in the second quarter of 1998, primarily due to the decrease in sales volume noted above. The gross profit percentage decreased from 5.6 % for the second quarter of 1997 to 4.8% in the second quarter of 1998. The second quarter of 1998 continued to be affected by additional costs on a project which had experienced construction delays and subsequent acceleration of work to meet the contract schedule. During the second quarter of 1998, $445,000 of additional costs were incurred. Had these costs not been incurred, the gross profit for the quarter would have been 9.2%. The project is substantially complete (98%) at June 30, 1998.

The Company has submitted proposals, which if rejected will be pursued as claims, with the general contractor in the sum of $3,676,823 to recover its additional costs on this large, multi-year project. While there is no assurance that these proposals will be successful, management believes these proposals to be meritorious. In accordance with generally accepted accounting principles, the Company has not booked any revenues or profits with respect to these proposals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased from $925,000 for the second quarter of 1997 to $1,066,000 in the second quarter of 1998, an increase of $143,000 or 15%. For the six months ended June 30, 1998, SG&A expenses increased $289,000 or 15% from $1,920,000 to $2,209,000. The Company has re-negotiated its lease for its Long Island City facility which should result in a reduction in overhead during the later part of 1998 as well as 1999.

PROVISION FOR TAXES

The tax benefit for the three months ended June 30, 1998 was $277,000 as compared to a provision of $10,000 for the same period in 1997, due to the profit/loss for the respective periods.

NET GAIN/LOSS

The net loss for the second quarter of 1998 was ($325,000) compared to a net profit of $14,000 for the second quarter of 1997 due to the items mentioned above. For the six months ended June 30, 1998, there was a net loss of ($656,000) compared to a profit of $514,000 for the same period in 1997.

LIQUIDITY AND CASH FLOW

For the first six months of 1998, cash provided by operations was $1,505,000. For the same period in 1997 the cash used in operations was $1,177,000. The cash flow for the first half of 1998 was a result of lower sales volume and improved billings and collections.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up costs for new projects. The Company has reduced its credit facility with Fleet Bank from $3,000,000 to $2,000,000 in order to reduce commitment fees. The Company has not used any portion of the line in 1998 and believes the remaining line will be adequate to fund any expansion in 1998.

YEAR 2000 COMPLIANCE

Management has assessed its Year 2000 readiness and determined that all its computer hardware and software programs are Year 2000 compliant. The Company, therefore, does not expect to incur significant expenditures to address Year 2000 compliance. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 compliance is beyond the Company's control. As the Company is a mechanical contractor that relies heavily on the skills of its subcontractors for its business, the Company believes the consequences of Year 2000 issues with respect to third parties will not have a material effect on the Company's business, results of operations or financial condition. However, there can be no assurance that these estimates will occur and actual results could differ from the Company's plans.

FORWARD-LOOKING STATEMENTS

All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, and plans for future development and operations are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the control of the Company. Actual results may differ materially. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such, speak only as of the date made.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material lawsuits to which the Company or its subsidiary is a party. Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency.

ITEM 2.   CHANGE IN SECURITIES

On August 5, 1997, the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In the second quarter of 1998, the Company repurchased and retired 28,000 shares of common stock. Through June 30, 1998, the Company has retired a total of 129,666 shares of its common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting, held on May 12, 1998, the stockholders approved the following resolutions:

         a. ELECTION OF DIRECTORS. The following persons were elected as Class III directors to serve for a term of three years:

                                              NUMBER OF SHARES
                                              -----------------
                                                                VOTED AGAINST
                NAME                  VOTED FOR                  OR WITHHELD
            Floyd Warkol              4,492,631                     11,114
            Burton Reyer              4,492,330                     11,445


Of the remaining three directors, two will stand for election in 1999 and the remaining one will stand for election in the year 2000.

         b. APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the appointment of Marden Harrison & Kreuter as independent auditors for the Company for the year 1998. There were 4,449,383 shares voted for approval, 3,707 shares voted against and 5,685 abstentions.

ITEM 5.   OTHER INFORMATION

The Company has decided to consolidate its shop operation at its Bronx site and to close its Long Island City shop. In connection with this consolidation, the Company has negotiated a modification agreement to its lease at the Long Island City shop by which the landlord will take back the shop space resulting in a rent reduction in excess of $100,000.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         Exhibit 11--     Statement Regarding Computation of Per Share Earnings

         Exhibit 27--     Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KSW, INC.

Date:  August 8, 1998
                                                /S/ ROBERT BRUSSEL
                                                Robert Brussel
                                                Chief Financial Officer

                                               (Principal Financial and
                                                Accounting Officer
                                                and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS
                                                                   SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                  DESCRIPTION                                     PAGE

   11        Statement Regarding Computation of Per Share Earnings        13

   27        Financial Data Schedule                                      14