Form 10-Q
period 1998-09-30
KSW INC
filed 1998-11-13
CIK 1004125

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                       OUTSTANDING
                  CLASS                                SEPTEMBER 30, 1998
         COMMON STOCK, $.01 PAR VALUE                       5,468,644
-------------------------------------------------------------------------------
                      THIS IS PAGE 1 OF 14 PAGES. INDEX TO
                             EXHIBITS IS ON PAGE 12.

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                      PAGE NO.
-------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet -                              3
          September 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operation                      4
          Nine months and three months ended
          September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows -                   5
          Nine months ended September 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis of                             7
         Financial Condition and Results of Operation
-------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   10
Item 2   Change in Securities                                                10
Item 3   Defaults Upon Senior Securities                                     10
Item 4   Submission of Matter to a Vote of Security Holders                  10
Item 5   Exhibits and Reports on Form 8-K.                                   10
-------------------------------------------------------------------------------
SIGNATURES                                                                   11
INDEX TO EXHIBITS                                                            12
-------------------------------------------------------------------------------

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               SEPT. 30, 1998     DEC. 31, 1997
                                               --------------     -------------
ASSETS

Current assets:
   Cash and cash equivalents                     $   2,632           $  2,184
   Accounts receivable, less allowance
     for doubtful accounts of $100
     and $122 at September 30, 1998
     and December 31, 1997                          10,111             13,186
   Retainage receivable                              4,105              4,984
   Costs and estimated earnings in excess
     of billings on uncompleted contracts              347                209
   Prepaid expenses and other                        1,270                946
                                                    -------           ---------
      Total current assets                          18,465             21,509

Property and equipment, net of accumulated
   depreciation of $1,274 and $1,076 at
   September 30, 1998 and December 31,
   1997, respectively                                  427                569

Other Assets:
   Goodwill, net of accumulated amortization
   of $979 and $864 at September 30, 1998 and
    December 31, 1997, respectively                  4,011              4,126
Other                                                    8                 65
                                                   ---------          ---------

Total Assets                                       $22,911            $26,269
                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable                                $  6,021           $  8,508
   Retainage payable                                 2,610              4,030
   Accrued payroll and related benefits                703                806
   Accrued expenses                                    193                733
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                3,506              1,623
                                                 -----------         ---------
        Total current liabilities                   13,033             15,700
   Long Term Liabilities                                55                 70
                                                   -------            --------
        Total Liabilities:                         $13,088             15,770
                                                   -------            --------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000
     shares authorized; 5,468,644 and 5,471,311
     shares issued and outstanding at
     September 30, 1998 and December 31, 1997           54                 54
   Additional paid-in capital                        9,726              9,763
   Retained earnings                                    43                682
                                                  ---------           -------
       Total stockholders' equity                    9,823             10,499
                                                  ---------           -------
   Total Liabilities and Stockholders'
     Equity                                      $  22,911            $26,269
                                                 =========            =======

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                    Nine        Nine       Three        Three
                                    Months      Months     Months       Months
                                    ENDED       ENDED      ENDED        ENDED
                                   9/30/98     9/30/97    9/30/98      9/30/97
                                   -------     -------    -------      -------

Revenues:
    Contracts                     $ 30,414    $ 52,181    $ 10,772    $ 15,299
    Fees from Sellers                   30         474          10         307
    Interest                            81         110          33          16
                                  ---------   ---------  ---------    ---------
                                    30,525      52,765      10,815      15,622
Direct costs                        28,409      48,895       9,677      14,445
                                  ---------   ---------  ---------    ---------

Gross profit                         2,116       3,870       1,138       1,177

Selling, general and
  administrative
  expenses                           3,304       2,968       1,094       1,048
Interest                                32          29          10          12
                                  ----------  ---------   ---------  ----------

Profit/(loss) before provision
  for income taxes                  (1,220)        873          34         117

Provision (benefit) for
  income taxes                        (581)        296          17          54
                                   ---------   --------    --------   ---------

Net profit/(loss)                  $  (639)    $   577          17          63
                                   =========   ========    ========   =========

Net profit/(loss) per common
  share - basic                    $  (.12)    $   .10     $     0     $   .01
                                   =========   ========    ========   =========

Weighted average common
  shares outstanding - basic     5,461,792   5,542,061   5,461,792   5,542,061
                                 ==========  ==========  ==========  ==========

Net profit/(loss) per common
   share - diluted               $    (.11)   $    .10    $      0    $    .01
                                 =========== ==========  ==========  ==========

Weighted average common
   shares - diluted              5,700,459   5,890,632   5,555,650   5,819,334
                                 ==========  ==========  ==========  ==========

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                             Nine Months        Nine Months
                                               Ended               Ended
                                        SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                        ------------------   ------------------

Cash flows from operating activities:
  Net income (loss)                          $  (639)               $ 577
  Adjustments to reconcile net
   income to cash provided by
   operating activities:
    Depreciation and amortization                313                  356
Changes in operating assets
 and liabilities:
  Accounts and retainage receivable            3,954               (1,906)
  Costs and estimated earnings in
     excess of billings on
     uncompleted contracts                      (138)                 754
  Prepaid expenses and other                    (324)                (320)
  Accounts and retainage payable              (3,907)                (481)
  Accrued salaries and related benefits         (103)                 145
  Accrued expenses                              (540)                ( 64)
  Billings in excess of costs and
     estimated earnings on
     uncompleted contracts                     1,883               (2,854)
                                            ---------             --------

Net cash provided by/(used in)
   operating activities                          499               (3,793)
                                            ---------             ---------

Cash flows from investing activities:
   Purchase of property
    and equipment                               ( 56)                (162)
   Other assets                                   57                   20
   Other liabilities                            ( 15)                 192
                                            ----------           ---------
Net cash provided by/(used in)
 investing activities                           ( 14)                  50
                                            ----------           ----------

Cash flows from financing activities:
   Issuance of Stock                             102
   Exercise of stock options                      20
   Repurchase of stock                          (159)                (151)
                                            ----------            ----------
Net cash used in financing activities            (37)                (151)
                                            ----------            ----------

Net increase/(decrease) in cash and cash
  equivalents                                    448               (3,894)
Cash and cash equivalents, beginning
  of period                                    2,184                4,464
                                            ----------            ---------

Cash and cash equivalents,
  end of period                             $  2,632              $   570
                                            ==========            =========

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the nine and three month periods ended September 30, 1998 and 1997. Because of the nature of construction, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the third quarter of 1998 decreased by $4,807,000, or 31%, to $10,815,000 from $15,622,000 for the third quarter of 1997. During the first nine months of 1998 revenues decreased by $21,767,000, or 42%, to $30,525,000 from $ 52,765,000 for the first nine months of 1997. These decreases in revenues for the third quarter and the first nine months of 1998 were due primarily to a lower backlog of construction projects at December 31, 1997 compared to December 31, 1996. Backlog increased 23% from December 31, 1997 ($30,000,000) to
September 30, 1998 ($37,000,000)

COST OF SALES

Cost of sales for the third quarter decreased by $4,768,000, or 33%, to $9,677,000 from $14,445,000 as a result of the decrease in sales revenue noted above. Cost of sales for the first nine months of 1998 decreased by $20,48,000, or 42%, to $28,409,000, from $48,895,000

GROSS PROFIT

Gross profit decreased by $39,000, or 3.3%, to $1,138,000 in the third quarter of 1998 from $1,177,000 in the third quarter of 1997, primarily due to the decrease in sales volume noted above. The gross profit percentage increased from 7.5% for the third quarter of 1997 to 10.5% in the third quarter of 1998. During the third quarter of 1997, the Company had experienced additional unanticipated costs on one of its projects which continued through the second quarter of 1998, when the project was substantially completed. This additional cost in the first six months of 1998 accounted for the lower gross profit margin (6.9%) for the first nine months of 1998 compared to the first nine months of 1997 (7.3%).

The Company has submitted proposals totaling $3,676,823 with the general contractor to recover these additional cost on this large, multi-year project. In addition, the Company has filed a mechanic's lien against the property in the amount of $5,534,084 covering these proposals, as well as retention and the balance of its open receivables. While there is no guarantee that the Company will be successful in collecting these proposals, management believes these proposals to be meritorious. In accordance with generally accepted accounting principals, the Company has not booked any revenues or profits with respect to these proposals.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased by $46,000, or 4%, to $1,094,000 in the third quarter of 1998 from $1,048,000 for the third quarter of 1997. For the nine months ended September 30, 1998, SG&A expenses increased $336,000, or 11%, to $3,304,000 from $2,968,000 for the first nine months of 1997. The Company has re-negotiated its lease for its Long Island City facility which will result in a small reduction in overhead during the fourth quarter and a larger reduction in 1999 when it surrenders a significant portion of its space.

PROVISION FOR TAXES

The tax provision for the three months ended September 30, 1998 was $17,000 as compared to a provision of $54,000 for the same period in 1997, due to the profit/loss for the respective periods. The tax benefit for the nine months ended September 30, 1998 was $581,000 as compared to a provision for taxes of $296,000 for the same period in 1997, due to the profit/loss for the respective periods.

NET GAIN/LOSS

The net income for the third quarter of 1998 was $17,000 compared to net income of $63,000 for the third quarter of 1997 due to the items mentioned above. For the nine months ended September 30, 1998, there was a net loss of ($639,000) compared to a profit of $577,000 for the same period in 1997.

LIQUIDITY AND CASH FLOW

For the first nine months of 1998 cash provided by operations was $499,000. For the same period in 1997 the cash used in operations was $3,793,000. The positive cash flow for the first nine months of 1998 was a result of lower sales volume and improved billings and collections.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up costs for new projects. The Company has not used any portion of its revolving credit facility of $2,000,000 in 1998 and believes the credit facility will be adequate to fund any expansion in 1998 and 1999.

YEAR 2000 COMPLIANCE

The Company uses computer software programs and operating systems in its internal operations, including applications used in billing and various administrative functions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and impacts both information technology ("IT") and non-IT systems. Any of the Company's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause the Company to incur expenses and the risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the Year 2000 approaches and by the modification or replacement of such software, including a temporary inability to send correct invoices or engage in similar normal administrative activities.

Management has assessed its Year 2000 readiness and determined that all its computer hardware and software programs are Year 2000 compliant. The Company, therefore, does not expect to incur significant expenditures to address Year 2000 compliance. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 compliance is beyond the Company's control. The Company is in the process of contacting its subcontractors and material suppliers to determine, to the extent that they utilize computers, their Year 2000 compliance status. The Company is a mechanical contractor that relies heavily on the skills of its subcontractors for its business. The Company currently believes the consequences of Year 2000 issues with respect to these third parties will not have a material effect on the Company's business, results of operations or financial condition. However, there can be no assurance that these estimates will occur and actual results could differ from the Company's plans.

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

On a substantially completed construction project, the Company has filed a mechanic's lien in the sum of $5,534,084 to secure its claim for proposals to recover unforeseen impact costs in the amount of $3,676,823, together with the Company's unpaid contract balance and retention. The Company is attempting to recover the lien amount through negotiations with the general contractor in the first instance, but may be compelled to institute a lawsuit if negotiations prove unsuccessful.

ITEM 2.   CHANGE IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIE

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 11 - Statement Regarding Computation of Per Share Earnings

          Exhibit 27 - Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             KSW, INC.


Date: November 13, 1998                     /S/ROBERT BRUSSEL
                                            -----------------
                                            Robert Brussel
                                            Chief Financial Officer


                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                           DESCRIPTION                      PAGE
------                           -----------                      ------------
 11         Statement Regarding Computation of Per Share Earnings       13
 27         Financial DatA Schedule                                     14

-------------------------------------------------------------------------------