Form 10-K
period 1998-12-31
KSW INC
filed 1999-03-30
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number: 0-27290
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of March 24, 1999, there were 5,468,644 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 1998 was $3,958,142 (based on a price of $1.06 per share).

                                    KSW, INC

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

                                                                          PAGE
PART I

  Item  1.  Business........................................................3
  Item  2.  Properties......................................................6
  Item  3.  Legal Proceedings...............................................6
  Item  4.  Submission of Matters to a Vote of Security Holders.............7

PART II

  Item  5.  Market for Registrant's Common Equity and
              Related Stockholder Matters...................................8
  Item  6.  Selected Financial Data.........................................9
  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................10
  Item  7A. Quantitative and Qualitative Disclosure About Market Risk .....13
  Item  8.  Financial Statements and Supplementary Data....................14
  Item  9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................14

PART III

   Item 10. Directors and Executive Officers of the Registrant.............15
   Item 11. Executive Compensation.........................................16
   Item 12. Security Ownership of Certain Beneficial Owners and Management.18
   Item 13. Certain Relationships and Related Transactions.................20

PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.....................................................21

SIGNATURES.................................................................23

                                     PART I
ITEM  1.  BUSINESS


          GENERAL. KSW, Inc., a Delaware corporation (the "Company" or "KSW"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not pursue projects under $500,000. Directly or indirectly through separate subsidiaries, the Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company operates its contracting business through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical").

          Total revenues for 1998 were $39,631,000. The Company believes that it is most competitive on large projects, where its skill sets are most valued. Some of the Company's ongoing projects include the following: The Metropolitan Museum of Art, Harlem USA, World Financial Center River Water Piping and The Pfizer Training Center at Doral Arrowwood. Based on increases in the number and size of new projects announced by public authorities and by private parties in 1998, the Company believes that the construction industry in the New York City metropolitan area is experiencing an upturn. The Company believes that it is well positioned to obtain a substantial number of new contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company may use any additional funds to expand its business into new geographic areas in the Northeastern United States and into areas which would be complementary to its current lines of business through possible joint ventures or acquisitions. By acquiring complementary businesses, the Company would also be able to realize significant economies of scale and minimize the effect of economic downturns. The Company's common stock is traded on the NASDAQ Electronic Bulletin Board under the symbol "KSWW."

          MECHANICAL CONTRACTING/SUBCONTRACTING. The Company provides heating, ventilation and air conditioning ("HVAC") systems and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. These contracts sometimes are awarded by competitive bids, since many of the owners are public entities. Other contracts are obtained through negotiation with private parties.

          Traditionally, the Company's mechanical contracting and subcontracting work made up as much as 90% of its total revenues. Because mechanical contracting and subcontracting is a substantial portion of its business, the Company intends to continue its concentration in this line of business.

          MECHANICAL TRADE MANAGEMENT. The Company's management pioneered the concept of managing the mechanical trade portion of construction. On larger complex projects (generally those having a mechanical portion valued over $20 million), it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company or its subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors, calculates subcontractor bids, negotiates subcontracts and coordinates the work. Trade management helps to remove gaps between contractual responsibilities, reduce disputes and claims between trades, and simplify the bonding process. This coordination makes a significant difference in keeping a project on schedule and within budget.

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

          The Company provides a guaranteed maximum price ("GMP") to the owners for its scope of responsibility. The Company controls the GMP by obtaining accurate maximum price quotes from potential suppliers and subcontractors, requiring payment and performance bonds from major subcontractors and adding contingency allowance to these before quoting the GMP. The Company also controls the costs because it is a mechanical contractor and can perform the guaranteed work on its own. On non-governmental projects, the Company may be able to split the benefit of cost reductions it achieves on a project, but this is prohibited in certain government contracts.

          Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business. While trade management projects provide a net profit margin similar to that for contracting projects, there is generally less risk associated with trade management projects because there is a contingency fund which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses.

          OPERATIONS. The Company obtains projects primarily through negotiations with private Owners, Construction Managers and General Contractors, and by competitive bidding and negotiations in response to advertisements by federal, state and local government agencies. The Company submits bids after a detailed review of the project specifications, an internal review of the Company's capabilities, equipment, personnel availability, and an assessment of whether the project is likely to meet the targeted profit margins. After computing the estimated costs of the project to be bid, the Company adds its desired profit margin before submitting a bid.

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

          BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $36,000,000 as of December 31, 1998.

          The Company had a project backlog of approximately $36,000,000 at December 31, 1998. Since then, the Company has been awarded projects totaling approximately $20,000,000. Of the Company's backlog at year end, the 110/120 Church Street project and the 1567 Broadway project each comprised approximately 16%.

          A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are started and completed the same year. The Company believes that its backlog is firm, notwithstanding provisions contained in some contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

          COMPETITION. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, many of these large competitors are unfamiliar with the New York City metropolitan area. The Company competes favorably in New York City with respect to such companies because of its reputation in the area and its knowledge of the local labor force. There are many smaller contractors and subcontractors in the New York City metropolitan area. The Company believes it has a competitive advantage over smaller competitors due to the barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

          REGULATION. The construction industry is subject to various governmental regulations from local, state and federal authorities. The Company is impacted by state and federal requirements regarding the handling and disposal of lead paint, but the impact cannot be predicted at this time since it varies from project to project. The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes, compliance with which are a normal part of its operations. The Company does not perform asbestos abatement but has occasionally subcontracted that part of a contract to duly licensed asbestos companies with the Company being named as an additional insured on the asbestos company's liability insurance policy. The Company has not incurred any liability for violation of environmental laws. The Company must also comply with rules and regulations promulgated by the Occupational Safety and Health Administration.

          EMPLOYEES. At December 31, 1998, the Company had 37 permanent, full time employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

          The Company pays for benefits payable to union employees through the payment of funds to a trust established by the union. The Company's obligation is to pay a percentage of the wages of union workers to the trust fund. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full time permanent employees with medical insurance benefits and a discretionary matching 401(k) plan. The Company has in the past matched 25% of the employees' 401(k) contributions.

          DEPENDENCE UPON CUSTOMERS. The Company seeks large, multi-year contracts. At any given time, a material portion of the Company's contracting business may be for one large contract for one customer.

          For the year ended December 31, 1998, work under contracts with three construction managers: Lehrer McGovern Bovis, Inc., Morse Diesel International, Inc. and GMO International Inc. amounted to 29%, 18% and 15% of the Company's total revenues, respectively.

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

          On most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is primarily based upon the Company's net worth, working capital and the number and size of projects under construction. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount less than 1% of the amount of the contract to be performed. Since inception, the Company has not encountered difficulties in obtaining Payment and Performance Bonds nor has the bonding company been required to make a payment on any bonds issued for the Company.

          OTHER MATTERS. The Company does not own any patents, patent rights, or similar intellectual property, and none are material to its business. The Company's business is not subject to large seasonal variations. The Company expended no funds for research and development in 1996, 1997 or 1998, and no research and development cost are anticipated.

ITEM  2.  PROPERTIES

          As a cost saving measure, the Company decided in 1998, to consolidate its fabrication operations in one location and to close its Long Island City, New York shop. Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company surrendered its Long Island City, New York shop space and now leases an office and warehouse space in Long Island City, consisting of 18,433 square feet. The lease has a term of one year ending on June 30, 1999 at an annual rent of $ 167,800. The lease has two five year options with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases on real estate taxes over the base year taxes, maintenance, insurance and utilities. The Company has exercised the first five year option under the Modification of Lease Agreement, which extends the lease term through June 2004.

          The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices, 10,000 square foot of shop space and an adjacent 5,000 square foot storage yard. This lease is a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently $20,500 per year), maintenance, insurance and utilities. The lease will expire on December 31, 2000. See "Certain Relationships and Related Transactions."

ITEM  3.  LEGAL PROCEEDINGS

          The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. The following are the material lawsuits in which the Company is a plaintiff:

          a. MARCUS GARVEY NURSING HOME. The Company filed a mechanic's lien in the amount of $294,397 to recover its contract balance on the above project. The general contractor, and most of the other subcontractors have also liened the project. All liens have been bonded. In 1997, the general contractor, Morse Diesel, International, instituted a mechanic's lien foreclosure action in the Supreme Court of the State of New York , Kings County, against the owner, and the case is currently in discovery. KSW has cross-claimed in that action to foreclose its mechanic's lien, and has asserted a contract claim against the general contractor, and a claim against the general contractor's surety, Seaboard Surety Company, on its Payment Bond. There is no dispute between the Company and the general contractor as to the amount of the Company's subcontract balance. KSW is aware of no information which would reduce the amount of its ultimate recovery. KSW intends to vigorously pursue this action, which should proceed to trial within twelve (12) months.

          b. CO-OP CITY. The Company has filed a mechanic's lien in the amount of $5,362,290 to recover its contract balance and unpaid change order proposals submitted to the general contractor, KSW's lien has been bonded. KSW has also asserted a claim against the general contractor's bonding company on its payment bond seeking to recover KSW's contract balance and unpaid proposals. The largest unpaid proposal is in the sum of $3,252,122. KSW seeks an equitable adjustment to subcontract based on unanticipated impacts to its work which delayed the project, increased costs and led to inefficiencies. Management believes that its claims have merit and on February 23, 1999 instituted a lawsuit in the Supreme Court of the State of New York Bronx County, against the general contractor, Nab Construction Corp., its Bonding Company, Federal Insurance Company and the owner, Riverbay Corporation to recover the Company's contract balance and unpaid proposals, which action will be vigorously pursued. Although there is no guaranty that the claim will ultimately be successful, outside counsel has reviewed the claim and concurs with management's opinion as to its merits.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of the shareholders at the Company's Annual Meeting held on May 12, 1998:

          a. ELECTION OF DIRECTORS. The following persons were elected as Class III directors to serve for a term of three years:

                                NUMBERS OF SHARES
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

          b. APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the appointment of Marden Harrison & Kreuter certified public accountants, P.C. as independent auditors for the Company for 1998. There were 4,494,383 shares voted for approval, 3,707 shares voted against and 5,685 abstentions.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Beginning on January 26, 1996, the Company's Common Stock was approved for listing on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

          At March 24, 1999, the Company had 5,468,644 shares of KSW Common Stock issued and outstanding held by approximately 5,800 shareholders of record.

          On August 5, 1997 the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In 1998, the Company repurchased and retired 58,000 shares of common stock at a weighted average price of $2.93.

          Currently, the Company intends to retain earnings for future growth, and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company did not pay any dividends in 1997 or 1998.

          The following information on high and low trading ranges is provided for 1998 and 1997:

                                                                    1998                        1997
                                                                    ----                        ----
                           QUARTER                            HIGH         LOW          HIGH              LOW

                  First.................................      $3.43       $2.87         $2.37             $1.87
                  Second................................       2.87        2.25          2.50              1.87
                  Third.................................       2.31        1.50          3.50              2.19
                  Fourth................................       1.50        1.01          4.50              3.37

ITEM  6.  SELECTED FINANCIAL DATA

          The following summary of certain financial information relating to the Company for the years ended December 31, 1998, 1997, and 1996 is derived from, and is qualified by reference to, the financial statements for those years, audited by Marden, Harrison & Kreuter certified public accountants, P.C. each of which is included herein, and should be read in conjunction with such financial information. The financial information for 1995 and 1994 is derived from the financial statements audited by Corbin & Wertz.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                             (Dollars in thousands, except share and per share amounts)

                                                             1998            1997            1996         1995               1994
Income Statement:
Revenues..........................................        $39,631      $   66,184    $    46,374    $    44,176       $    36,131
Direct costs......................................         36,434          62,005         42,600         38,990            30,046
Gross profit......................................          3,197           4,179          3,794          5,186             6,085
Operating expenses................................          4,397           4,030          3,970          4,115             4,523
Selling, general, administration,
  depreciation, interest and income tax
  expenses........................................          3,831           4,020          3,898          4,615             5,479
Income (loss) before income taxes.................         (1,200)            149           (176)         1,071             1,562
Net (loss) income.................................           (634)            159           (104)           571               606
Net (loss) income per share - Basic...............           (.12)            .03          ( .02)           .07     (1)       .08
Net (loss) income per share - Diluted.............           (.11)            .03          ( .02)           .07     (1)       .08
Number of shares used in computation-
Basic.............................................      5,463,505       5,528,311      5,440,008      7,785,754     (1) 7,800,000
Diluted...........................................      5,655,195       5,796,893      5,568,429      7,785,754     (1) 7,800,000
Balance Sheet Data:
Total assets......................................         21,273          26,269         28,734         20,431            18,380
Working capital...................................          5,194           5,809          5,582          4,928             4,564
Current liabilities...............................         11,388          15,700         18,195         10,302             7,305
Long-term liabilities.............................             57              70              0              0                 0
Stockholders' equity..............................          9,828          10,499         10,539         10,129            11,075

Other Data:
Current ratio.....................................         1.46:1          1.37:1         1.31:1         1.48:1            1.62:1


(1) Pro Forma earnings per share (basic and diluted) after giving effect to a 7,800 to 1 stock split and repurchase of 2,600,000 shares of KSW common stock by the Company from Helionetics would be $0.11 and $0.12 for years ended December 31, 1995 and 1994, respectfully, based on 5,200,000 shares of KSW common stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996.

OVERVIEW

          The Company's contracts most often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incurs direct costs. Contract costs include all direct material and labor costs and those other direct costs related to contract performance including, but not limited to, subcontractor's costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a material loss in connection with any such retentions although at times legal procedures have been required to collect retentions due the Company.

RESULTS OF OPERATIONS

          The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated.

                                                  1998                          1997                          1996
                                                  ----                          ----                          ----
                                         AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE       AMOUNT        PERCENTAGE
                                                                          (dollars in thousands)

Net Sales:
  Contracts.......................       $39,587            99.9        $65,671           99.2        $45,611            98.3
  Fees............................            44              .1            513             .8            783             1.7
                                       ---------        --------        -------         ------       --------          ------
  Total...........................        39,631           100.0         66,184          100.0         46,394           100.0
COSTS OF SALES....................        36,434            91.9         62,005           93.7         42,600            91.8
                                          ------          ------         ------         ------       --------          ------
GROSS PROFIT......................         3,197             8.1          4,179            6.3          3,794             8.2
EXPENSES:
  Selling, general, administrative
     and interest expenses........         4,397            11.1          4,030            6.1          3,970             8.6
                                           -----            ----          -----            ---       --------             ---
INCOME/(LOSS) BEFORE PROVISION
FOR INCOME TAXES..................       (1,200)           (3.0)            149             .2          (176)            (.4)
PROVISION FOR INCOME TAXES........         (566)           (1.4)           (10)              0           (72)            (.2)
                                           -----           -----          -----            ----      --------            ----
NET INCOME/(LOSS) ...............         $(634)           (1.6)           $159             .2         $(104)            (.2)
                                          ======           =====           ====            ====       =======          ======


                                    KSW, INC
                       COMPUTATION OF NET INCOME PER SHARE
                       (000'S EXCEPT NET INCOME PER SHARE)

                                                    BASIC        DILUTED        BASIC        DILUTED     BASIC     DILUTED
                                                    1998           1998         1997           1997      1996       1996
                                                    -----        ------        ------        ------      -----     ------

Weighted average common shares                     5,464          5,464        5,528          5,528     5,440       5,440

Common stock & common stock equivalent
  using the Treasury stock method                                   191                         269                   128
                                                  ------          -----        -----          -----     -----       ------

Total shares outstanding for purposes of
  calculating basic & diluted earnings/
  (loss) per share                                 5,464          5,655        5,528          5,797     5,440       5,568
                                                   -----          -----        -----          -----     -----      ------

Net income (loss)  as reported                     $(634)         $(634)       $ 159          $ 159     $(104)      $(104)
                                                   ======         ======        =====         ======    ======      ======
Net income (loss) per share-basic and diluted     $ (.12)        $ (.11)        $ .03         $ .03    $(. 02)      $(.02)
                                                  =======        =======        =====         ======   =======      ======


         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

          Total revenue decreased by $26,553,000 or 40.1% to $39,631,000 for the year ended December 31, 1998, compared to $66,184,000 for the same period in 1997. The decrease in revenue for 1998 was due to a decrease in backlog of construction projects from $31,000,000 at December 31, 1997 compared to $65,000,000 at December 31, 1996. Backlog increased 16% from $31,000,000 at
December 31, 1997 to $36,000,000 at December 31, 1998. Since then the Company had been awarded projects totaling approximately $20,000,000.

          Cost of sales decreased by $25,571,000 or 41.2% to $36,434,000 for the year ended December 31, 1998, compared to $62,005,000 for the comparable period in 1997 primarily as a result of the decrease in contract revenues.

          Gross profit percentage of net sales increased to 8.1% for the year ended December 31, 1998 compared to 6.3% for the same period in 1997. The Company experienced a delay and consequently incurred unexpected costs on one of its projects which resulted in a subsequent acceleration of work to meet the contract schedule. In addition, working out of sequence resulted in additional unanticipated costs of $2,000,000 in 1997 and $800,000 in 1998. The Company has submitted a proposal in the sum of $3,252,000 seeking an equitable adjustment for unanticipated additional costs. In addition, the Company has filed a mechanic's lien to recover its contract balance and unpaid change order proposals, which the general contractor has bonded. The Company has elected not to record claims until the amount of the claim has been settled. Had the Company not incurred the additional costs, or had it recorded the offsetting claims, the gross profit percentage for 1998 and 1997 would have been 10.1% and 9.3%, respectively.

          Selling, general and administrative expenses increased by $367,000 or 9.1% to $4,397,000 for the year ended December 31, 1998, compared to $4,030,000 for the comparable period in 1997. During the fourth quarter of 1998, the Company spent $98,000 in costs in order to close down one of its two fabrication facilities. It is anticipated that this measure in conjunction with other reductions will result in overhead savings in excess of $500,000 per year.

          The income tax benefit for 1998 was $566,000 as opposed to a benefit of $10,000 for 1997. The credits were a result of the taxable income/(loss) of the comparable periods.

          There was a ($634,000) loss for 1998 compared to a net profit of $159,000 in 1997 as a result of all the items previously mentioned.

          During 1998 the Company earned 29%, 18% and 15% of its revenues from its three largest customers. In 1997 it earned 42%, 29% and 13% from its 3 largest customers. The Company bids on large multi-year contracts which account for over 10% of contract revenue in any given year. The Company is currently bidding on several such contracts and, if successful, each contract will account for more than 10% of contract revenue in 1999.

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

          Total revenue increased by $19,790,000 or 43% to $66,184,000 for the year ended December 31, 1997, compared to $46,394,000 for the same period in 1996, which was due primarily to the upturn in the New York City construction market. During 1997, 50% of revenues came from three major contracts as compared to 1996 where 23% of revenues came from a single project.

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

          Selling, general and administrative expenses increased by only $60,000 or 1.5% in spite of a 43% increase in revenue for 1997. Selling, general and administrative expenses were $4,030,000 (6.1% of revenue) in 1997 as compared to $3,970,000 (8.6% of revenue) for 1996. The majority of the Company's selling, general and administrative expenses are not volume sensitive.

          The income tax benefit for 1997 was $10,000 as compared to a benefit of $72,000 in 1996. The benefit for 1997 was net of an $88,000 adjustment for prior years taxes. Had this adjustment not been made, the 1997 provision would have been $78,000 (52% of income before taxes).

          Net income for 1997 was $159,000 as compared to a net loss of ($104,000) in 1996 as a result of all the items previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

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

          The Company believes its current cash resources are adequate to fund a moderate increase in sales volume in the next year. However, the Company's capital resources will not be sufficient to sustain the Company's long-term plans for growth. In addition to seeking new contracts, the Company is investigating expansion into new geographic areas. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations exclusively in the New York City metropolitan area.

          The Company currently has a $2,000,000 revolving credit facility with Fleet Bank, which is at 1% over prime, subject to certain covenants and expires June 2000. The Company did not utilize the facility during 1998. As of December 31, 1998, there were no outstanding loans against the facility.

          The Company currently has no significant capital expenditure commitments.

          During the construction period, owners or general contractors may request that KSW perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and, sometimes litigation. Slow receipt on collections may also result from general contractor or Owner financial difficulties. KSW tries to limit its financial exposure by refusing, whenever possible, to do work without a signed formal change order.

YEAR 2000 COMPLIANCE

          The Company uses computer software programs and operating systems in its internal operations, including applications used in billing and various administrative functions. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and impacts both information technology ("IT") and non-IT systems. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause the Company to incur expenses and the risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the Year 2000 approaches and by the modification or replacement of such software, including a temporary inability to send correct invoices or engage in similar normal administrative activities.

          Management has assessed the Company's Year 2000 readiness and determined that all its computer hardware and software programs are Year 2000 compliant. The Company, therefore, does not expect to incur significant expenditures to address Year 2000 compliance. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 compliance is beyond the Company's control. The Company has contacted its subcontractors and material suppliers to determine, to the extent that they utilize computers, their Year 2000 compliance status and their remediation plans if they are not Year 2000 compliant. The Company is a mechanical contractor that relies heavily on the skills of its subcontractors for its business. The Company currently believes the consequences of Year 2000 issues with respect to these third parties will not have a material adverse effect on the Company's business, results of operations and financial condition. However, there can be no assurance that these expectations will be met. Actual results could differ from the Company's plans.

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


ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company does not utilize futures, options or other derivative instruments.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements are submitted in Item 14 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

NAME                  AGE     TITLE

Floyd Warkol          51      Chief Executive Officer, President and Chairman of
                              the Board of Directors

Burton Reyer          64      Executive Vice President, Secretary and Director

Robert Brussel        56      Chief Financial Officer and Director

Stanley Kreitman      65      Director

Daniel Spiegel        73      Director

          Mr. Floyd Warkol has been principally employed as Chairman of the Board since December 15, 1995 and as President and Chief Executive Officer of KSW and as Chairman and Chief Executive Officer of its subsidiary KSW Mechanical since January 1994.

          Mr. Burton Reyer has been principally employed as Executive Vice President and Secretary of KSW since December 15, 1995, and as Vice President and Director of KSW and as President and Chief Operating Officer of its subsidiary KSW Mechanical since January 1994.

          Mr. Robert Brussel has been principally employed as Chief Financial Officer and Director of KSW and Chief Financial Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994.

          Mr. Daniel Spiegel has been a Director of KSW since January 1996. He had been principally employed as Senior Vice President of Tishman Realty & Construction Company, Inc. from 1970 until March 1995. He is presently a consultant to various construction-related companies.

          Mr. Stanley Kreitman was appointed to the Board of Directors on February 18, 1999 to replace Armand D'Amato who resigned effective December 10, 1998 for personal reasons unrelated to the Company or its operations. Since 1994, Mr. Kreitman has been Chairman of Manhattan Associates, an investment firm and is a Board member of the N.Y.C. Department of Corrections. He is a published author and lecturer on business investment matters. He is a member of the Board of Directors of Medallion Funding Corp. (NASDAQ), Ports Systems Corp. (AMEX) and CCA Industries, Inc. (NASDAQ).

          COMMITTEES OF THE BOARD OF DIRECTORS. A Compensation Committee approves the salary, incentives and benefit plans for directors, officers and other employees, and the granting of options and other compensation matters. The Compensation Committee consists of nonemployee Directors, Stanley Kreitman and Daniel Spiegel. An Audit Committee, also composed of nonemployee Directors, oversees actions taken by the Company's independent auditors and reviews the Company's financial controls.

          CLASSIFIED BOARD OF DIRECTORS. The Company's Board of Directors is divided into three classes of Directors serving staggered three-year terms.

          COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 1998, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filings requirements.

ITEM  11.  EXECUTIVE COMPENSATION

          The following table sets forth remuneration paid to executive officers of the Company for the years ended December 31, 1998, 1997 and 1996.


                                                    ANNUAL
Name and Principal                                  COMPENSATION
POSITION                              YEAR          SALARY              BONUS

Floyd Warkol                          1998          $600,000            $0
Chairman of the Board, President      1997          $575,000            $0
and Chief Executive Officer           1996          $550,000            $0

Burton Reyer                          1998          $350,000            $0
Executive Vice President              1997          $325,000            $0
                                      1996          $300,000            $0

Robert Brussel                        1998          $135,000            $22,780
Chief Financial Officer               1997          $135,000            $0
                                      1996          $135,000            $32,500


James Oliviero                        1998          $150,000            $22,780
                                      1997          $150,000            $0
Director of Investor Relations        1996          $150,000            $32,500



          The Company and KSW Mechanical entered into a two-year employment contract and a noncompetition agreement with Mr. Warkol as of January 1, 1999. The employment contract provides for base annual compensation of $420,000. In addition, Mr. Warkol shall be entitled to receive, each year, an amount equal to 9.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Warkol, annual pretax profits shall exclude the effect of any income or expense on the Co-op City project, and shall exclude any bonuses due to Mr. Warkol or Mr. Reyer. Mr. Warkol is entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by the employee (at a cost of $1,210 per year) and a car with a chauffeur. Mr. Warkol is entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company is not entitled to discharge Mr. Warkol for disability until he has been disabled for 180 consecutive days. Mr. Warkol's estate is entitled to two months pay in the event of his death. Mr. Warkol has agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment contract and for two years thereafter.

          The Company and KSW Mechanical entered into a two-year employment contract and a non competition agreement with Mr. Reyer as of January 1, 1999. The employment contract provides for base annual compensation of $240,000. In addition, Mr. Reyer shall be entitled to receive an amount each year, equal to 5.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Reyer, annual pretax profits shall exclude the effect of any income or expense on the Co-op City project and shall exclude any bonuses due Mr. Reyer and Mr. Warkol. Mr. Reyer is entitled to medical insurance, disability insurance with payments equal to 60% of base compensation and a $500,000 policy of life insurance payable as directed by the employee. Mr. Reyer is entitled to terminate his employment for good reason, i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company is not entitled to discharge Mr. Reyer for disability until he has been disabled for 180 consecutive days. Mr. Reyer's estate is entitled to two months pay in the event of his death. Mr. Reyer has agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment contract and for two years thereafter.

          OPTIONS GRANTED. The Company adopted the 1995 Stock Option Plan of KSW, Inc. (the "Stock Option Plan") on December 15, 1995, and the Stock Option Plan was approved by the KSW stockholders by unanimous written consent on December 15, 1995. The Stock Option Plan is administered by the Board of Directors or a Committee appointed by the Board of Directors (each herein called the "Compensation Committee"). All key employees of, consultants to, and certain non employee Directors of the Company, as may be determined by the Compensation Committee from time to time, are eligible to receive options under the Stock Option Plan. No options were granted in 1998.

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

          The exercise price of an incentive stock option and a non qualified stock option is fixed by the Compensation Committee on the date of grant; however, the exercise price under an incentive stock option must be at least equal to the fair market value of the KSW Common Stock on the date of grant.

          Stock options are exercisable for a duration determined by the Compensation Committee, but in no event more than ten years after the date of grant. Options shall be exercisable at such rate and times as may be fixed by the Compensation Committee on the date of grant. The aggregate fair market value (determined at the time the option is granted) of the KSW Common Stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year (under all stock option plans of the Company and its subsidiaries) shall not exceed $100,000. To the extent that this limitation is exceeded, such excess options shall be treated as non qualified stock options for purposes of the Stock Option Plan and the Internal Revenue Code of 1986, as amended (the "Code").

          At the time a stock option is granted, the Compensation Committee may, in its sole discretion, designate whether the stock option is to be considered an incentive stock option or non qualified stock option plan. Stock options with no such designation shall be deemed an incentive stock option to the extent that the $100,000 limit described above is met.

          Payment of the purchase price for shares acquired upon the exercise of options may be made by any one or more of the following methods: in cash, by check, by delivery to the Company of shares of KSW Common Stock already owned by the option holder, or by such other method as the Compensation Committee may permit from time to time. However, a holder may not use previously owned shares of KSW Common Stock that were acquired pursuant to the Stock Option Plan, or any other stock plan that may be maintained by the Company or its subsidiaries, to pay the purchase price under an option, unless the holder has beneficially owned such shares for at least six months.

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

          The options granted under the Stock Option Plan contain anti dilution provisions which will automatically adjust the number of shares subject to the option in the event of a stock dividend, split-up, conversion, exchange, re-classification or substitution. In the event of any other change in the corporate structure or outstanding shares of KSW Common Stock, the Compensation Committee may make such equitable adjustments to the number of shares and the class of shares available under the Stock Option Plan or to any outstanding option as it shall deem appropriate to prevent dilution or enlargement of rights.

          The Company shall obtain such consideration for granting options under the Stock Option Plan as the Compensation Committee in its discretion may request. Each option may be subject to provisions to assure that any exercise or disposition of KSW Common Stock will not violate the securities laws. No option may be granted under the Stock Option Plan after December 15, 2005.

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

          The following table shows the number of shares as to which options were granted immediately before the Distribution on December 29, 1995 to the Company's executive officers (no options were granted during the 1997 or 1998 fiscal years).

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                       Number of Securities
                                                                             Underlying                Value of Unexercised
                                                                             Unexercised                   in-the-Money
                                                                          Options/SARs at Year         Options/SARs at Year
                             Shares Acquired                            End (#) Exercisable/           End ($) Exercisable/
         NAME                ON EXERCISE (#)        VALUE REALIZED ($)    UNEXERCISABLE                   UNEXCERCISABLE

Floyd Warkol                         0                      0               300,000/0                         N/A

Burton Reyer                         0                      0               150,000/0                         N/A

Robert Brussel                       0                      0               25,000/0                          N/A

James Oliviero                       0                      0               20,000/0                          N/A


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information relating to the beneficial ownership of KSW Common Stock by (i) those persons known to the Company to beneficially own 5% or more of the Company's Common Stock, (ii) each of the Company's directors, proposed directors and executive officers and (iii) all of the Company's directors, proposed directors and executive officers as a group. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition of a security). Accordingly, the number of shares may include shares owned by or for, among others, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

                                                 Number of          Percentage
NAME OF BENEFICIAL OWNER                          SHARES             OWNERSHIP

Floyd Warkol                                      997,000   (1)         18.2%
Meadow Lane
Purchase, NY 10577

Burton Reyer                                      388,086   (2)          7.1%
17 Foxwood Road
Kings Point, NY 11024

Allen & Company                                   312,500                5.7%
711 Fifth Avenue
New York, NY

Robert Brussel                                     33,500                  *
365 Woodmere Blvd.
Woodmere, NY  11598

Stanley Kreitman                                        0                  *
375 Park Avenue (Suite 1606)
New York, NY  10022

Daniel Spiegel                                      5,000                  *
351 Twin Lakes Road
Teconic, CT 06079

All Executive officers                          1,422,046               26.0%
and directors as a group (5 persons)

--------------------
*   Less than one percent.
(1) Includes 78,000 shares owned by Mr. Warkol's daughter, 75,000 shares owned by Mr. Warkol's son and 50,000 shares owned by the Floyd and Barbara Warkol Charitable Foundation, of which Mr. Warkol is a Trustee. Mr. Warkol denies beneficial ownership of the shares owned by his children.

(2) Amount does not include a 1998 gift of 16,920 shares from Mr. Reyer to seven family members who do not reside in his household and over which stock Mr. Reyer denies beneficial ownership, and includes 1,540 shares which Mr. Reyer gave to his wife.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Floyd Warkol, President of the Company, and a charitable foundation he controls are the landlord on the Company's lease in Bronx, New York. The lease payments on such property were $103,000 for 1998. See "Properties."

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

          The financial statements required to be filed by Item 8 herewith are as follows:

(b)      EXHIBITS

          Reference is made to the Exhibit Index found in this Form 10-K.

(c)       Financial data schedule is filed herewith as Exhibit 27.

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE

Independent auditors' report                                           F-1

Consolidated financial statements:

   Consolidated balance sheets                                         F-2

   Consolidated statements of operations                               F-4

   Consolidated statements of stockholders' equity                     F-5

   Consolidated statements of cash flows                               F-6

   Notes to consolidated financial statements                          F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101


We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.




Port Chester, New York
February 2, 1999, except Note 4 as to which the date is February 5, 1999 and Note 7(B) as to which the date is February 9, 1999

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 and 1997
                                 (in thousands)
                          ----------------------------


                                                  1998                1997
                                                 ----------       ------------
      A S S E T S

Current assets:
   Cash and cash equivalents                     $  2,404           $   2,184
   Accounts receivable, net                         9,212              13,186
   Retainage receivable                             3,747               4,984
   Costs and estimated earnings in excess
     of billings on uncompleted contracts             392                 209
   Deferred income taxes                              600                 228
   Prepaid expenses and other receivables             227                 718
                                                 --------           ---------

                Total current assets               16,582              21,509

Property and equipment, net                           410                 569

Other assets:
   Goodwill, net                                    3,973               4,126
   Deferred income taxes                              300                  57
   Other                                                8                   8
                                                 --------           ---------
     Total assets                                $ 21,273           $  26,269
                                                 ========           =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $  5,464           $   8,508
   Retainage payable                                2,242               4,030
   Accrued payroll and benefits                       426                 806
   Accrued expenses                                   189                 733
   Billings in excess of costs and estimated
     earnings on uncompleted contracts               3,067              1,623
                                                  --------           ---------

                Total current liabilities           11,388             15,700

Long-term liabilities                                   57                 70
                                                  --------           ---------
                Total liabilities                   11,445             15,770
                                                  --------           ---------

Commitments and contingencies

Stockholders' equity:
   Common stock                                         54                 54
   Additional paid-in capital                        9,726              9,763
   Retained earnings                                    48                682
                                                   --------         ---------
      Total stockholders' equity                     9,828             10,499
                                                  --------          ---------
      Total liabilities and stockholders' equity  $ 21,273          $  26,269
                                                  ========          =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1998, 1997
                      AND 1996 (in thousands, except share
                               and per share data)
                    -----------------------------------------


                                               1998                 1997              1996
                                            ------------         ------------      ------------
Revenues:
   Contracts                                $     39,491         $   65,549         $    45,511
   Fees from seller                                   44                513                 783
   Interest                                           96                122                 100
                                            ------------         ----------         -----------
                  Total revenues                  39,631             66,184              46,394

Direct costs                                      36,434             62,005              42,600
                                            --------------       ----------          -----------
Gross profit                                       3,197              4,179               3,794

Selling, general and administrative expenses       4,364              3,987               3,956
Interest expense                                      33                 43                  14
                                            ------------         ----------         -----------

Income (loss) before income taxes                 (1,200)               149                (176)

Income tax expense (benefit)                        (566)               (10)                (72)
                                            ------------         ----------         -----------

Net income (loss)                           $       (634)        $      159         $      (104)
                                            =============        ==========         ============

Net income (loss) per common share - basic  $       (.12)        $      .03         $       (.02)
                                            =============        ===========        =============

Net income (loss) per common
   share - diluted                          $       (.11)        $      .03         $       (.02)
                                            =============        ============       =============

Weighted average common shares outstanding -
   basic                                        5,463,505           5,528,311           5,440,008
                                             ============        ============       =============

Weighted average common shares outstanding -
   diluted                                      5,655,195           5,796,893           5,568,429
                                             ============        ============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (in thousands, except share data)
                          ----------------------------

                                            Common Stock, $.01 par,           Additional
                                          25,000,000 Shares Authorized          Paid-In        Retained
                                             Shares            Amount           Capital         Earnings          Total

Balances, December 31, 1995                 5,200,000          $ 52            $ 9,450           $  627         $  10,129

Sale of common stock to an investment banking
firm and its managing partner                 300,000             3                447                -               450

Repurchase of common stock                    (42,022)           (1)              (126)               -              (127)

Issuance of common stock to executives and
consultants                                    85,000             1                190                -              191

Net loss                                            -             -                  -             (104)            (104)
                                            ---------         -----            -------            ------        ---------
Balances, December 31, 1996                 5,542,978            55              9,961              523           10,539

Repurchase of common stock                    (71,667)           (1)              (198)               -             (199)

Net income                                          -             -                  -              159              159
                                            ---------         -----            -------           ------         ---------
Balances, December 31, 1997                 5,471,311            54              9,763              682           10,499

Repurchase of common stock                    (58,000)           (1)              (169)               -             (170)

Issuance of common stock to executives and
consultant                                     42,000             1                112                -              113

Exercise of stock options                      13,333             -                 20                -               20

Net loss                                            -             -                  -             (634)            (634)
                                            ---------         -----            -------           ------          --------
Balances, December 31, 1998                 5,468,644         $  54            $ 9,726           $   48         $   9,828
                                            =========         =====            =======           ======         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (in thousands, except share data)
                          ----------------------------

                                                                1998                1997                1996
                                                              ----------          ----------         ----------
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:

     Net income (loss)                                        $    (634)          $    159           $    (104)

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Compensation expense paid through issuance
         of common stock                                            113                 -                  191
       Depreciation and amortization                                398                476                 441
       Deferred income taxes                                       (615)              (145)                (72)
       Increase (reduction) in allowance for
         doubtful accounts                                           38                (49)               (130)

       Changes in assets (increase) decrease:
         Accounts receivable                                      3,936             (1,432)             (6,792)
         Retainage receivable                                     1,237                568              (2,197)
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                    (183)             1,431                (127)
         Prepaid expenses and other receivables                     491               (428)                100
         Other assets                                               -                    6                  23

       Changes in liabilities increase (decrease):
         Accounts payable                                        (3,044)               (94)              5,041
         Retainage payable                                       (1,788)               558                 137
         Accrued payroll and benefits                              (380)              (110)               (114)
         Accrued expenses                                          (544)               388                (138)
         Due to contractor                                            -                  -              (1,264)
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                      1,444             (3,237)              4,228
         Long-term liabilities                                      (13)                70                  -
                                                               ---------           --------           ---------
                Net cash provided by (used in)
                  operating activities                              456             (1,839)               (777)
                                                               ---------           --------           ---------
   Cash flows from investing activities:
     Purchase of property and equipment                             (86)              (242)               (206)
                                                              ----------          ----------       ------------

                Net cash used in investing activities               (86)              (242)               (206)
                                                              ----------          ----------       ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (in thousands, except share data)
                          ----------------------------

                                                             1998                1997                1996
                                                          ----------          ----------         ----------
Cash flows from financing activities:
     Exercise of stock options                                 20                 -                   -
     Issuance of common stock                                   -                 -                  450
     Repurchase of common stock                              (170)             (199)                (127)
                                                         ---------          --------             -------
Net cash provided by (used in) financing activities          (150)             (199)                 323
                                                         ---------          --------             -------

Net increase (decrease) in cash and cash equivalents          220            (2,280)                (660)

Cash and cash equivalents, beginning of year                2,184             4,464                5,124
                                                         --------           -------              -------

Cash and cash equivalents, end of year                   $  2,404           $ 2,184              $ 4,464
                                                         ========           =======              ========

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest                                            $     33           $    43              $    14
                                                         ========           =======              ========
     Income taxes                                        $      8           $   226              $    65
                                                         ========           =======              ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During 1998, the Company issued 42,000 shares of common stock of which 17,000 shares of stock were allocated to Company executives and 25,000 shares of stock were allocated as payments to a consultant. The fair market value of the additional 42,000 shares issued was approximately $113 at the date of issuance.

During 1996, the Company issued 85,000 shares of common stock of which 50,000 shares of stock were allocated to Company executives and 35,000 shares of stock were allocated as payments to consultants. The fair market value of the additional 85,000 shares issued was approximately $191 at the date of issuance.

See Note 11 for other noncash financing activities.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (in thousands, except share data)
                          ----------------------------


(1)  Principles of consolidation and nature of operations:

     The consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2)  Summary of significant accounting policies:

     (A) Cash and cash equivalents:

         The Company considers highly liquid instruments with remaining maturities of 90 days or less when purchased to be cash equivalents. At December 31, 1998 and 1997, cash equivalents consisted of investments in Euro-dollars with original maturities of one week or less.

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

     (C) Allowance for doubtful accounts:

         The Company establishes an allowance for uncollectible trade accounts received based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $160 and $121 as of December 31, 1998 and 1997, respectively.

     (D) Property and equipment:

         Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives, generally five years, of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets to which they apply or the related lease term. Repairs and maintenance are charged to operations in the period incurred.

     (E) Goodwill:

         Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized using the straight-line method over 30 years.

         The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. At December 31, 1998, 1997 and 1996, no impairment of goodwill was determined by management.

         Goodwill at December 31, 1998 and 1997 is as follows:

                                                1998                 1997
                                              ---------            ---------

             Goodwill                          $ 4,990             $ 4,990
             Less: accumulated amortization      1,017                 864
                                               -------             -------
               Net goodwill                    $ 3,973             $ 4,126
                                               =======             =======

         Amortization expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $153 per year.

     (F) Income taxes:

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

     (G) Net income (loss) per share:

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

     (H) Use of estimates:

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

     (I) Stock-based compensation:

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, companies are encouraged, but not required, to adopt a fair value based method of accounting for stock compensation awards. As permitted by SFAS 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method as prescribed in Accounting Principles Board opinion No. 25," Accounting for Stock Issued to Employees" and to provide the disclosures required by SFAS 123 (see Note 11(C)).

(3)  Retainage receivable:

     At December 31, 1998, approximately $2,365 of the retainage receivable is not collectible within one year.

(4)  Construction contracts:

     Information with respect to contracts in progress at December 31, 1998 and 1997 is as follows:

                                                     1998             1997
                                                  -----------      ---------

       Expenditures on uncompleted contracts       $ 25,057      $  45,293
       Estimated earnings thereon                     2,844          4,148
                                                   --------      ---------
                                                     27,901         49,441
       Less billings applicable thereto              30,576         50,855
                                                   --------      ---------
                                                   $ (2,675)     $  (1,414)
                                                   =========     ==========

       Included in the accompanying consolidated balance sheets under the following captions:

         Costs and estimated earnings in excess of
           billings on uncompleted contracts       $    392       $     209

         Billings in excess of costs and estimated
           earnings on uncompleted contracts         (3,067)         (1,623)
                                                   --------        ---------
                                                   $ (2,675)      $  (1,414)
                                                   =========      ==========

     The Company experienced a delay and consequently incurred unexpected costs on one of its projects which resulted in a subsequent acceleration of work to meet the contract schedule. In addition, working out of sequence resulted in additional unanticipated costs of $2,000 in 1997 and $800 in 1998. The effect of the additional costs incurred was to decrease net income for the year ended December 31, 1998 by $471 ($.09 per share-basic and $.08 per share-diluted) and December 31, 1997 by $1,051 ($.19 per share-basic and $.18 per share-diluted). The Company has submitted a proposal in the sum of $3,252 seeking an equitable adjustment for KSW's unanticipated additional costs on February 5, 1999. In addition, the Company has filed a mechanic's lien to recover its contract balance and unpaid change order proposals, which the General Contractor has bonded. The Company has elected not to record claims until the amount of the claim has been settled. At December 31, 1998, approximately $2,246 for billings applicable to the base contract, is included in accounts and retainage receivable relating to this contract.

(5)  Property and equipment:

     Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                         1998          1997
                                                      ----------   ------------

              Machinery and equipment                   $   524      $    479
              Furniture and fixtures                        453           428
              Leasehold improvements                        754           738
                                                        -------      --------
                                                          1,731         1,645
              Less accumulated depreciation and
                amortization                              1,321         1,076
                                                       --------       -------
              Net property and equipment               $    410       $   569
                                                       ========      ========

     Depreciation and amortization expense relating to property and equipment was approximately $245, $324 and $288 for the years ended December 31, 1998, 1997 and 1996, respectively.

(6)  Income taxes:

     The components of income tax expense (benefit) are as follows:

                                                              1998              1997                1996
                                                           ----------        ---------          ----------
       Current
      State and local                                        $   49           $ 135               $  -
                                                            --------          ------              ------
                                                                 49             135                  -
                                                            --------          ------              ------
       Deferred
          Federal                                              (373)            (94)               (40)
          State and local                                      (242)            (51)               (32)
                                                            ---------         ------             -------
                                                               (615)           (145)               (72)
                                                            ---------         ------             -------
                   Total                                    $  (566)          $ (10)             $ (72)
                                                             =========        ======             =======

 A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows: 1998 1997 1996

    Statutory Federal income tax rate (benefit)                 (34)%            34%               (34)%
    State and local taxes, net of Federal tax benefit           (12)             13                (12)
    Adjustment of prior year over accrual                        (1)            (54)                 -
    Other                                                         -               -                  5
                                                              --------        ------             -------
                                                                (47)%            (7)%              (41)%
                                                              ========        ======             =======

     The tax provision for 1997 includes an adjustment of deferred taxes for prior years over accruals.

     The details of deferred tax assets and liabilities are as follows:

       Deferred income tax assets:
                                                          1998         1997
                                                        ---------   ----------

             Property and equipment                     $   301        $ 175
             Allowance for doubtful accounts                 77           56
             Net operating loss carryforward                835          220
                                                        -------        -----
             Total deferred income tax assets             1,213          451

       Deferred income tax liabilities:
             Amortization of goodwill                       313          166
                                                        -------        -----

                   Net deferred income tax asset        $   900        $ 285
                                                        =======        =====

     At December 31, 1998, the Company has a net operating loss carryforward of approximately $1,800 expiring through 2014.

(7)  Commitments and contingencies:

     (A) Performance bonds:

         The Company is contingently liable to a surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. Management believes that all contingent liabilities will be satisfied by performance on the specific bonded contracts involved.

     (B) Operating leases:

         The Company is obligated under noncancelable operating leases, including a lease with its chief executive officer, for office space with future rental payments at December 31, 1998 as follows:

       Year Ending
       December 31,        Nonaffiliated         Related Party         Total

         1999                  $178                   $103           $   281
         2000                   169                    103               272
         2001                   173                     -                173
         2002                   176                     -                176
         2003                   180                     -                180
         Thereafter              91                     -                 91
                              ------                -------           -------
                               $967                  $206              $1,173
                              ======                =======           =======

         In accordance with the lease agreement, the Company has the option to extend its non affiliated lease an additional five years from June 2004 through June 2009. The Company has extended its lease with a related party through December 2000.

         Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $381, $357 and $351, respectively, including $103 to a related party in each year.

     (C) Employment agreements:

         KSW Mechanical Services, Inc. has entered into employment agreements with two of its officers for the period January 1999 through December 2000. These agreements provide for aggregate base annual compensation of $660 each year plus 15% of income before taxes in excess of $250. The officers are also entitled to medical insurance, disability insurance and life insurance. Future minimum payments required by the Company in accordance with these agreements are as follows:

         Year ending
         DECEMBER 31,                       Amount

           1999                             $   660
           2000                                 660
                                            -------
                                            $ 1,320
                                            =======

     (D) Environmental regulation:

         The Company must comply with certain Federal, state and local regulations involving contract compliance as well as the disposal of certain toxins. In management's opinion, there have been no violations of laws which could have a material adverse impact on the financial condition of the Company.

     (E) Consulting agreements:

         The Company entered into two agreements for independent advisory and consulting services. The term of the first agreement was from June 1994 through December 1997 with annual payments totalling $95. The second agreement was from January 1, 1996 through December 31, 1998 with annual payments totalling $75. This agreement also provided the consultant with 15,000 options to purchase shares of the Company's common stock at $1.50 per share. The options were issued pursuant to the 1995 Stock Option Plan (see Note 11C). Neither agreement was extended after its expiration date.

         During 1998 and 1996, the Company approved the issuance of 42,000 and 85,000 shares of common stock, respectively, of which 25,000 and 35,000 shares, respectively, were issued to these consultants in lieu of cash payments with a fair market value of approximately $67 and $79, respectively. These transactions have been reflected in the Company's consolidated financial statements for the year ended December 31, 1998 and 1996, respectively (see Note 11B).

(8)  Concentration risks:

     (A) Credit risk:

         Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts and retainage receivables.

         The Company maintains its cash and cash equivalents accounts at balances which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 1998, amounts in excess of federally insured limits totaled approximately $2,177.

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

     (C) Contract revenue/significant customers:

         The Company earned approximately 29%, 18% and 15% of its contract revenue in 1998; 42%, 29% and 13% of its contract revenue in 1997 and 53%, 16% and 12% of contract revenue in 1996 from its three largest customers. Accounts receivable and retainage receivable from these customers totaled approximately $5,945, $13,222 and $13,037, respectively at December 31, 1998, 1997 and 1996.

(9)  Retirement plans:

     (A) Profit-sharing/401(k) plan:

         The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $51, $57 and $51, as a 25% matching contribution for the years ended December 31, 1998, 1997 and 1996, respectively.

     (B) Multiemployer pension plans:

         The Company has made contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. It is not cost effective to accumulate information regarding the pension expense under these plans.

(10) Line of credit - bank

     On May 29, 1997, the Company established a credit facility in the amount of $3,000 with Fleet Bank which provided a $2,000 revolving credit agreement and $1,000 line of credit with interest at the bank's prime lending rate, plus 1%. The $1,000 line of credit expired in June 1998 and was not renewed. The $2,000 revolving credit agreement expires in June 2000 and requires the Company to meet certain financial covenants. At December 31, 1998 and 1997, there were no outstanding borrowings on this credit facility.

(11) Stockholders' equity:

     (A) Repurchase of common stock:

         During 1998 and 1997, the Company purchased 58,000 and 71,667 shares, respectively, of its common stock under a Board of Directors resolution authorizing the Company to purchase up to 10% of its outstanding shares.

         During April 1996, the Company purchased 42,022 shares of its common stock as a result of a tender offer to shareholders whom held under 50 shares of stock. These shares were purchased at a cost of $3 per share.

     (B) Issuance of common stock - executives and consultants:

         During 1998, the Company issued 25,000 shares of common stock to a consultant in lieu of cash payments (see Note 7(E)) and 17,000 shares to executives as bonuses. The consolidated financial statements reflect the effect of 42,000 shares issued per this resolution. The fair market value of these shares at December 31, 1998 was approximately $42.

         During 1996, the Company issued 35,000 shares of stock to two consultants in lieu of cash payments and 50,000 shares to executives as year end bonuses. The fair market value of these shares at December 31, 1996 was approximately $191.

     (C) Stock option plan:

         The Board of Directors of the Company adopted the 1995 Stock Option Plan (the Plan). The Plan enabled the Company to offer an incentive-based compensation system to its employees, officers, directors and consultants.

         A total of 750,000 shares were authorized for issuance under the Plan. Options to purchase 610,000 shares of common stock at $1.50 per share were issued (of which, 535,000 shares were issued to officers and directors of the Company and its subsidiary). The Plan requires that the exercise price of options be set at not less than the fair market value of the common stock on the date of grants. In the case of the initial options, the price of $1.50 was determined to be in excess of the fair market value in light of the contingencies facing the Company prior to completion of this Distribution. Options awarded vest one-third on each anniversary of the date of grant and are fully vested three years after grant and expire ten years from the date of the grant. Additional credit towards vesting is given in the event of death (six months) or disability (three months). Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. The Plan provides that no shares may be issued to officers or directors in excess of the 750,000 shares originally planned to be authorized unless the Company's stockholders approve an increase in the number of shares which may be used for that purpose. At the Company's annual meeting held on June 27, 1996, the stockholders approved an amendment to the plan to increase by 350,000 shares the aggregate number of shares of common stock available for future options to 490,000 shares of common stock.

         Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. During 1998, 13,333 options under the Plan were exercised. During 1997 and 1996, no options under the Plan were exercised. During 1998, 1997 and 1996 no new options were granted. At December 31, 1998, there were 596,667 exercisable options outstanding, all of which have an exercise price of $1.50 per share.

     (D) Preferred stock:

         The Company is authorized to issue 1,000,000 shares of preferred stock. Through December 31, 1998, no shares of preferred stock have been issued by the Company.

(12) Backlog:

     Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end. At December 31, 1998 backlog consists of estimated revenue to be recognized of $35,582.

(13) Year 2000 Compliance:

     Management has assessed the Company's Year 2000 readiness and determined that all of its computer hardware and software programs are Year 2000 compliant. The Company, therefore, does not expect to incur significant expenditures to address Year 2000 compliance. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 compliance is beyond the Company's control. The Company is a mechanical contractor that relies heavily on the skills of its subcontractors for its business. The Company currently believes the consequences of Year 2000 issues with respect to these third parties will not have a material adverse effect on the Company's business, results of operations and financial condition. However, there can be no assurance that these expectations will be met. Actual results could differ from the Company's plans.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 30, 1999 its behalf by the undersigned, thereunto duly authorized.


                                        KSW, INC.

                                        By: /S/ FLOYD WARKOL
                                           ------------------
                                                Floyd Warkol
                                                Chief Executive Officer
                                                March 30, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        /S/ FLOYD WARKOL
                                       ------------------------
                                            Floyd Warkol
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director
                                            March 30, 1999

                                        /S/ BURTON REYER
                                       --------------------------
                                            Burton Reyer
                                            Vice President and Director
                                            March 30, 1999


                                        /S/ ROBERT BRUSSEL
                                       --------------------------
                                            Robert Brussel
                                            Chief Financial Officer and Director
                                             March 30, 1999


                                        /S/ STANLEY KREITMAN
                                       ----------------------------
                                            Stanley Kreitman
                                            Director
                                            March 30, 1999


                                        /S/ DANIEL SPIEGEL
                                       ----------------------------
                                            Daniel Spiegel
                                            Director
                                            March 30, 1999

                                  EXHIBIT INDEX



EXHIBIT
  NO.                 DESCRIPTION

2.1*     Modification of Lease Agreement dated as of May 1, 1998

3.i.2^   Amended and Restated Articles of Incorporation of the
         Registrant

3.ii.2^  Amended and Restated By-Laws of the Registrant

10.1^ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and the Registrant

10.2^ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and the Registrant

10.3^    Amendatory Employment Agreement, dated as of December
         15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Floyd Warkol

10.4^    Amendatory Employment Agreement, dated as of December
         15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Burton Reyer

10.5* Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services,
         Inc. the Registrant and Floyd Warkol.

10.6* Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services,
         Inc. the Registrant and Burton Reyer.

21.1^    List of Subsidiaries

27*      Financial Data Schedule

--------------------------- *
*  Filed herewith.
^  Previously Filed.