Form 10-Q
period 1999-03-31
KSW INC
filed 1999-05-14
CIK 1004125

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                                        OUTSTANDING
             CLASS                                     MARCH 31, 1999
  COMMON STOCK, $.01 PAR VALUE                           5,468,644
-------------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 14 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 12.

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.
-------------------------------------------------------------------------------
PART 1    FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheet -                           3
            March 31, 1999 and December 31, 1998

          Condensed Consolidated Statements of Operation                   4
            Three months ended March 31, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows -                5
            Three months ended March 31, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements             6


Item 2.   Management's Discussion and Analysis of                          7
          Financial Condition and Results of Operation
-------------------------------------------------------------------------------
PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                               10
Item 2    Change in Securities                                            11
Item 3    Defaults Upon Senior Securities                                 11
Item 4    Submission of Matter to a Vote of Security Holders              11
Item 5    Exhibits and Reports on Form 8-K.                               11
-------------------------------------------------------------------------------
SIGNATURES                                                                12

INDEXES TO EXHIBITS                                                       13
-------------------------------------------------------------------------------

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 31, 1999                 DEC. 31, 1998
                                                                 --------------                 -------------
ASSETS

Current assets:
   Cash and cash equivalents                                      $   1,626                      $  2,404
   Accounts receivable, less allowance
     for doubtful accounts of $160 at
     March 31, 1999 and December 31, 1998                             9,863                         9,212
   Retainage receivable                                               3,735                         3,747
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                  222                           392
   Prepaid expenses and other                                           899                           827
                                                                   --------                      --------
      Total current assets                                           16,345                        16,582

Property and equipment, net of accumulated
   depreciation of $1,274 and $1,320 at March 31,
   1999 and December 31, 1998 respectively                              368                           410

Other Assets:
   Goodwill, net of accumulated amortization
   of $979 and $1,017 at March 31, 1999 and
   December 31, 1998, respectively                                   3,934                          3,973
Other                                                                  308                            308
                                                                   -------                       --------

TOTAL ASSETS                                                       $20,955                        $21,273
                                                                   =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable                                                 $ 5,425                        $ 5,464
   Retainage payable                                                 1,942                          2,242
   Accrued payroll and related benefits                                462                            426
   Accrued expenses                                                    185                            189
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                2,979                          3,067
                                                                  --------                       --------
        Total current liabilities                                   10,993                         11,388
   Long-term liabilities                                                47                             57
                                                                  --------                       --------
        Total liabilities                                           11,040                         11,445
                                                                  --------                       --------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000
     shares authorized; 5,468,644 shares
     issued and outstanding at March 31, 1999 and
     December 31, 1998                                                 54                             54
   Additional paid-in capital                                       9,726                          9,726
   Retained earnings                                                  135                             48
                                                                  -------                         ------
       Total stockholders' equity                                   9,915                          9,828
                                                                  -------                         ------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  20,955                        $21,273
                                                                  =======                         ======


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         Three Months           Three Months
                                                     ENDED MARCH 31, 1999   ENDED MARCH 31, 1998
Revenues:
    Contracts                                            $      8,904         $       9,723
    Fees                                                           12                     7
    Interest                                                       12                    18
                                                         ------------           -----------
                                                                8,928                 9,748
Direct costs                                                    7,874                 9,244
                                                         ------------           -----------

Gross profit                                                    1,054                   504

Selling, general and administrative expenses                      920                 1,143
Interest                                                            7                    12
                                                         ------------           -----------

Profit/(Loss) before provision for income taxes                   127                  (651)

Provision for income taxes                                         40                  (320)
                                                         ------------           -----------

Net profit/(loss)                                        $         87           $      (331)
                                                         ============           ===========

Net profit/(loss) per common share - basic               $        .02           $      (.06)
                                                         ============           ===========

Weighted average common
   shares outstanding - basic                               5,468,644             5,457,422
                                                         ============           ===========

Net profit/(loss) per common
   share - diluted                                       $        .02           $      (.06)
                                                         ============           ===========

Weighted average common
   shares - diluted                                         5,468,644             5,615,142
                                                         ============           ===========


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                              Three Months                    Three Months
                                                                 Ended                           Ended
                                                             MARCH 31, 1999                   MARCH 31, 1998
                                                             --------------                   --------------

Cash flows from operating activities:
   Net income (loss)                                         $       87                        $    (331)
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
         Depreciation and amortization                               84                              105
  Changes in operating assets
           and liabilities:
            Accounts and retainage receivable                      (639)                           2,267
            Costs and estimated earnings in
               excess of billings on uncompleted
           contracts                                                170                              111
            Prepaid expenses and other                            (  72)                            (143)
            Accounts and retainage payable                         (339)                          (3,435)
            Accrued salaries and related benefits                    36                              (71)
            Accrued expenses                                         (4)                             ( 8)
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                             (88)                           1,216
                                                             -----------                     ------------

Net cash used in
   operating activities                                            (765)                            (289)
                                                             ------------                    -------------

Cash flows from investing activities:
   Purchase of property and equipment                                (3)                             (39)
   Other Assets                                                       -                               57
   Other Liabilities                                                (10)                               8
                                                             ------------                    --------------
Net cash provided by (used in) investing
   activities                                                       (13)                              26
                                                             ------------                    --------------

Cash flows from financing activities:
   Exercise of stock options                                          -                               20
   Repurchase of stock                                                -                              (99)
                                                              -----------                    --------------
Net cash provided by financing activities                             0                              (79)
                                                              -----------                    --------------

Net decrease in cash and cash
   equivalents                                                     (778)                            (342)
Cash and cash equivalents, beginning of period                    2,404                           2,184
                                                              ----------                     --------------

Cash and cash equivalents, end of period                        $ 1,626                      $    1,842
                                                              ==========                     ==============

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Because of the nature of the construction business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the first quarter of 1999 decreased 8% or $820,000 to $8,928,000 compared to $9,748,000 for the first quarter of 1998. During the first quarter of 1999 the major projects from 1998 were in the final completion stages and generated little revenue while most of the new projects had not as yet started. Backlog increased 33% to $47,300,000 on March 31, 1999 compared to $35,600,000 on December 31, 1998.

COST OF SALES

Cost of sales for the first quarter of 1999 decreased by $1,370,000 or 15% to $7,874,000 from $9,244,000 for the first quarter of 1998 as a result of the decrease in sales revenue noted above and the increase in gross profit percentage noted below.

GROSS PROFIT

Gross profit increased by 109% or $550,000 to $1,054,000 in the first quarter of 1999 from $504,000 in the first quarter of 1998, primarily due to an increase in the profit margins on new projects. In addition, the first quarter of 1998 had $493,000 of additional costs on a project which experienced a significant construction delay and subsequent acceleration of work to meet the contract schedule. The Company has filed a mechanics lien, which has been bonded, to recover excess costs of this project.

The gross profit percentage for the first quarter of 1999 was 11.8% compared to 5.2% for the first quarter of 1998. Had the additional costs for 1998 not been incurred or if the company had recorded an offsetting claim the gross profit percentage for the first quarter of 1998 would have been 10.2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased 20% or $223,000 to $920,000 in the first quarter of 1999 from $1,143,000 for the first quarter of 1998. The decrease was partially due to cost saving measures undertaken by the Company during the fourth quarter of 1998, including closing one of its two fabrication facilities.

PROVISION FOR TAXES

The income tax provision for the three months ended March 31, 1999 was $40,000 as compared to a $320,000 benefit for the same period in 1998, due to profits or losses for the respective periods. The Company also had an $18,000 benefit in the first quarter of 1999 due to the over accrual of tax provisions in 1998.

NET GAIN

The net profit for the first quarter of 1999 was $87,000 compared to a net loss of $331,000 for the first quarter of 1998 due to the items mentioned above.

LIQUIDITY AND CASH FLOW

For the first three months of 1999 cash used in operations was $765,000. For the same period in 1998 the cash used by operations was $289,000. The cash flow for the first quarter for 1999 was affected by an increase in accounts and retainage receivable which was a result of a delay in payment on the project in which the company filed a mechanics lien.

While no significant capital improvements are projected over the next year, cash will be needed to fund the start-up costs for new projects. The Company has not used any portion of its revolving credit of $2,000,000 in 1998 and believes the credit facility will be adequate to fund any expansion in the remainder of 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

     a. CO-OP CITY. The Company has filed a mechanic's lien in the amount of $5,362,290 to recover its contract balance and unpaid change order proposals submitted to the General Contractor, KSW's lien has been bonded. KSW has also asserted a claim against the General Contractor's bonding company on its payment bond seeking to recover KSW's contract balance and unpaid proposals. Management believes that its claims have merit and on February 23, 1999 instituted a lawsuit to recover the Company's contract balance and unpaid proposals, which action will be vigorously pursued.

     b. HELIONETICS CREDITORS COMMITTEE V. BARNES, ET. AL. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $12,141,000, plus punitive damages. The December 25, 1995 distribution of stock was made pursuant to a Form 10 Registration Statement filed with and declared effective by the Securities of Exchange Commission. The Company believes that the lawsuit is totally without merit and will aggressively defend the case.

ITEM 2.   CHANGE IN SECURITIES

On August 5, 1997, the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In the first quarter of 1999, the Company did not repurchase any shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit 11 - Statement Regarding Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule


(b) The Company did not file any Current Reports on Form 8-K during the first quarter of 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KSW, INC.



Date:  May 14, 1999                /S/ ROBERT BRUSSEL
                                   ----------------------------------------
                                   Robert Brussel
                                   Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                  SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER              DESCRIPTION                                   PAGE
------              -----------                                   --------------
  11      Statement Regarding Computation of Per Share Earnings       14
  27      Financial Data Schedule                                     15
--------------------------------------------------------------------------------