Form 10-Q
period 1999-06-30
KSW INC
filed 1999-08-13
CIK 1004125

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                       OUTSTANDING
                  CLASS                                JUNE 30, 1999
         COMMON STOCK, $.01 PAR VALUE                   5,468,644
------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 15 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 13.

                                    KSW, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                      PAGE NO.
-------------------------------------------------------------------------------
PART 1            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet - June 30, 1999               3
                    and December 31, 1998

                  Consolidated Statements of Operation - Six months        4
                    and three months ended June 30, 1999
                    and 1998

                  Consolidated Statements of Cash Flow - Six months        5
                    ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements               6

Item 2.           Management's Discussion and Analysis of                  7
                  Financial Condition and Results of Operation

Item 3.           Quantitative and Qualitative Disclosures About           9
                    Market Risk
-------------------------------------------------------------------------------
PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                       10
Item 2            Changes in Securities and Use of Proceeds               10
Item 3            Defaults Upon Senior Securities                         10
Item 4            Submission of Matters to a Vote of Security Holders     10
Item 5            Other Information                                       11
Item 6            Exhibits and Reports on Form 8-K                        11
-------------------------------------------------------------------------------
SIGNATURES                                                                12

INDEX TO EXHIBITS                                                         13
--------------------------------------------------------------------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

KSW, INC. and SUBSIDIARY
Consolidated Balance Sheet
(in thousands)

ASSETS                                                      June 30, 1999    Dec. 31, 1998
Current assets:                                             -------------    -------------
        Cash and cash equivalents                               $2,959        $2,404
        Accounts receivable, less allowance
           for doubtful accounts of $152 and $160 at
           June 30, 1999 and December 31,1998, respectively     10,265         9,212
        Retainage receivable                                     3,367         3,747
        Costs and estimated earnings in excess
           of billings on uncompleted contracts                    135           392
        Prepaid expense and other receivables                      801           827
                                                                --------     --------
              Total current assets                              17,527        16,582


        Property and equipment net of accumulated
          depreciation of $1,411 and $1,320 at June 30, 1999
          and December 31,1998, respectively                      332            410

Other Assets
        Goodwill, net of accumulated amortization of $1,094
         and $1,017 at June 30, 1999 and December 31, 1998,
         respectively                                           3,896          3,973
        Other                                                     308            308
                                                              --------       --------
Total Assets                                                  $22,063        $21,273
                                                              ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                       $5,485         $5,464
        Retainage payable                                       1,711          2,242
        Accrued payroll and related benefits                      393            426
        Accrued expenses                                          138            189
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                     4,375          3,067
                                                             ---------       --------
             Total current liabilities                         12,102         11,388
Long-term liabilities                                              40             57
                                                             ---------       --------
        Total liabilities                                      12,142         11,445

Stockholders' equity:
        Common stock, $.01 par value: 25,000,000 shares
          authorized: 5,468,644 shares issued
          and outstanding at June 30, 1999
          and December 31, 1998                                    54             54
        Additional paid-in capital                              9,726          9,726
        Retained earnings                                         141             48
                                                            ----------       --------
        Total stockholders' equity                              9,921          9,828
                                                            ----------       ---------
Total Liabilities and Stockholders' Equity                    $22,063        $21,273
                                                            ==========       =========

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    Six Months      Six Months     Three Months    Three Months
                                                   Ended 6/30/99   Ended 6/30/98   Ended 6/30/99   Ended 6/30/98
                                                   -------------   -------------   -------------   -------------
Revenues:
  Contracts                                         $16,610         $19,642        $    7,706       $  9,919
  Fees from sellers                                      31              20                19             13
  Interest                                               23              48                11             30
                                                   -----------      ----------     ------------     ----------
                                                     16,664          19,710             7,736          9,962

  Cost of sales                                      14,643          18,732             6,769          9,488
                                                   -----------      ----------     ------------     ----------

  Gross profit                                        2,021             978               967            474

  Selling, general and administrative expenses        1,867           2,209               947          1,066
  Interest                                               13              22                 6             10
                                                   -----------     -----------      -----------     ----------
  Profit/(loss) before provision for income taxes       141          (1,253)               14           (602)
  Provision for income taxes                             48            (597)                8           (277)
                                                   -----------     -----------      -----------     ----------

  Net profit (loss)                                 $    93        $   (656)        $       6        $  (325)
                                                   ===========    ============      ============    ==========

  Net profit/(loss) per common share-basic            $0.02          ($0.12)           ($0.00)        $(0.06)
                                                   ===========    ============      ============   ===========

  Weighted average common shares                  5,468,644       5,458,366         5,468,644      5,458,366
   outstanding - basic                            ============    ============      ============   ===========

  Net profit/(loss) per common share                  $0.02          ($0.11)           ($0.00)        ($0.06)
   diluted                                        ============    ============      ============   ===========

  Weighted average common shares outstanding-     5,468,644       5,741,548         5,468,644      5,701,278
   diluted                                        ============    ============      ============   ===========


                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                                    Six Months      Six Months
                                                                    Ended 6/30/99   Ended 6/30/98
                                                                    --------------  ---------------
        Cash flows from operating activities:
        Net income (loss)                                               93            (656)
        Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation and amortization                                167             209
        Changes in operating assets and liabilities
          Accounts and retainage receivable                           (673)          3,689
          Costs and estimated earnings in excess of billings
          on uncompleted contracts                                     257             109
        Prepaid expenses and other receivables                          26            (475)
        Accounts and retainage payable                                (510)         (3,668)
        Acrued salaries and related benefits                           (33)           (239)
        Accrued expenses                                               (51)             29
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                      1,308           2,507
                                                                   ------------    -----------
        Net cash provided by operating activities:                     584           1,505

        Cash flows from investing activities:
        Purchase of property and equipment                             (12)            (45)
        Other assets                                                                    57
        Other liabilities                                                               (4)
                                                                   ------------    -----------
        Net cash provided by (used in) investing activities            (12)              8
                                                                   ------------    -----------
        Cash flows from financing acitivities:
        Issuance of stock                                                              102
        Exercise of stock options                                                       20
        Re-purchase of stock                                                          (159)
        Long-term liabilities                                          (17)             -
                                                                   ------------    -----------
        Net cash provided by financing activities                      (17)            (37)
                                                                   ------------    -----------
        Net increase in cash and cash equivalents                      555           1,476
        Cash and cash equivalents, beginning of period               2,404           2,184
        Cash and cash equivalents, end of period                     2,959          $3,660
                                                                   ============    ===========

                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Total revenues for the second quarter of 1999 decreased by $2,226,000 or 22% to $7,736,000 from $9,962,000 for the second quarter of 1998. During the first six months of 1999, revenues decreased by $3,046,000 or 15% to $16,664,000 from $19,710,000 for the first six months of 1998. These decreases in revenues for the second quarter and the first six months of 1999 were due primarily to the delayed start of several projects which did not start until the latter part of the second quarter of 1999. It is anticipated that these projects will contribute significant revenues during the balance of 1999. Backlog at June 30, 1999 increased 39% to $ 50,000,000 compared to $ 36,000,000 at June 30, 1998.

COST OF SALES

Cost of sales for the second quarter of 1999 decreased by $2,719,000 or 29% to $6,769,000 from $9,488,000 for the second quarter of 1998. Cost of sales for the first six months of 1999 decreased by $4,089,000 or 22% to $14,643,000 from $18,732,000 for the first six months of 1998. The decreases were due to the decrease in sales revenues noted above.

GROSS PROFIT

Gross profit for the second quarter of 1999 increased by $493,000 or 104% to $967,000 from $474,000 in the second quarter of 1998. During the first six months of 1999 gross profit increased by $1,043,000 or 107% to $2,021,000 from $978,000 for the first six months of 1998. Gross profit percentage for the second quarter of 1999 rose to 12.5% as compared to 4.8% for the second quarter of 1998. Gross profit percentage for the first six months of 1999 rose to 12.1% as compared to 5.0% for the first six months of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the second quarter of 1999 decreased by $119,000 or 11% to $947,000 from $1,066,000 for the second quarter of 1998. For the six months ended June 30, 1999, SG&A expenses decreased $342,000 or 15% to $1,867,000 from $2,209,000 for the first six months of 1998.
The decreases were partially due to cost savings measures undertaken by the company during the fourth quarter of 1998, including closing one of its two fabrication facilities.

PROVISION FOR TAXES

The tax provision for the three months ended June 30, 1999 was $8,000 as compared to a benefit of ($277,000) for the same period in 1998, due to the profit/loss for the respective periods. The tax provision for the six months ended June 30, 1999 was $48,000 as compared to a benefit of ($597,000) for the same period in 1998, due to the profit/loss for the respective periods.

NET GAIN/LOSS

The net profit for the second quarter of 1999 was $6,000 compared to a net loss of ($325,000) for the second quarter of 1998 due to the items mentioned above. For the six months ended June 30, 1999, there was a net profit of $93,000 compared to loss of ($656,000) for the same period in 1998.

LIQUIDITY AND CASH FLOW

For the first six months of 1999, cash provided by operations was $584,000. For the same period in 1998 the cash provided by operations was $1,505,000. The positive cash flow for the first half of 1999 was a result of the net profit and improved billing procedures.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up costs for new projects. The Company currently has a $2,000,000 revolving credit facility with Fleet Bank, which it has not used during 1999. The Company believes this credit facility should be adequate for the balance of 1999.

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

FORWARD-LOOKING STATEMENTS

All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, and plans for future development and operations are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the control of the Company. Actual results may differ materially. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such, speak only as of the date made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk exposure with respect to financial instruments depends upon changes in the "prime rate" in the United States. We may borrow up to $2,000,000 under our credit facility. Amounts outstanding under the credit facility bear interest at the bank's prime rate plus 1.00%. At June 30, 1999, there were no amounts outstanding under the credit facility. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company or its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency. The following are the material lawsuits to which the Company is a party:

a. CO-OP CITY. The Company has sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362,290. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252,122. The action is in the discovery stage. While the Company believes this lawsuit has merit, there is no guaranty the claim will ultimately be successful.

b. HELIONETICS CREDITORS COMMITTEE V. BARNES, ET. AL. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $12,141,000, plus punitive damages. The December 28, 1995 Distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit and will aggressively defend the case.

ITEM 2.   CHANGE IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting, held on May 18, 1999, the stockholders approved the following resolutions:

a. The stockholders re-elected Daniel Spiegel as a Class I director, to serve for a term of three years, and elected Stanley Kreitman as a Class I Director for a three year term. Mr. Kreitman was appointed to the Board of Directors on February 18, 1999 to replace Armand D'Amato, who resigned, effective December 10, 1998, for personal reasons unrelated to the Company or its operations. The voting was as follows:

                                                                 VOTED AGAINST
           NAME:                  VOTED FOR:                       OR WITHELD:

      Daniel Spiegel             4,593,729                           13,116
      Stanley Kreitman           4,593,729                           13,116


b. The stockholders ratified the appointment of Marden, Harrison & Kreuter as independent auditors for the Company for the year 1999. There were 4,596,581 shares voted for approval, 6,630 shares voted against and 3,634 abstentions.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1    Exhibits

         Exhibit 11 - Statement Regarding Computation of Net Earnings (Loss) per
                      Share Earnings

         Exhibit 27 - Financial Data Schedule

 (b) The Company did not file any Current Reports on Form 8-K during the second quarter of 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KSW, INC.


Date:  August 9, 1999
                                           /S/ ROBERT BRUSSEL
                                          --------------------------------
                                          Robert Brussel
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                         DESCRIPTION                            PAGE

    11       Statement Regarding Computation of Net Earnings
             (Loss) per Share Earnings                                14

    27       Financial Data Schedule                                  15