Form 10-Q
period 1999-09-30
KSW INC
filed 1999-11-12
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                                   OUTSTANDING
                  CLASS                            SEPTEMBER 30, 1999
         COMMON STOCK, $.01 PAR VALUE                5,468,644

------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 15 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 13.

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                    PAGE NO.

-------------------------------------------------------------------------------
PART 1     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet -                          3
           September 30, 1999 and December 31, 1998

           Condensed Consolidated Statements of Operation -                4
           Nine months and three months ended September 30, 1999
           and 1998

           Condensed Consolidated Statements of Cash Flows -               5
           Nine months ended September 30, 1999 and 1998

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of                         7
           Financial Condition and Results of Operation

Item 3.    Quantitative and Qualitative Disclosure About Market Risk       9
-------------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                               10
Item 2     Changes in Securities and Use of Proceeds                       11
Item 3     Defaults Upon Senior Securities                                 11
Item 4     Submission of Matter to a Vote of Security Holders              11
item 5     Other Information                                               11
Item 6     Exhibits and Reports on Form 8-K.                               11
-------------------------------------------------------------------------------
SIGNATURES                                                                 12

INDEX TO EXHIBITS                                                          13
-------------------------------------------------------------------------------



                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                            SEPT. 30, 1999    DEC. 31, 1998
                                                            --------------    -------------
ASSETS
Current Assets
  Cash and cash equivalents                                  $ 3,986          $ 2,404
  Accounts receivable, less allowance
    for doubtful accounts of $167 and $160 at
    September 30, 1999 and December 31,1998,
    respectively                                              17,020            9,212
  Retainage receivable                                         3,685            3,747
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                         517              392
  Prepaid expenses and other receivables                         604              827
      Total current assets                                    25,812           16,582
                                                             -------          -------

  Property and equipment net of accumulated
    depreciation of $1,444 and $1,320 at September
    30, 1999 and December 31,1998, respectively                  366              410

Other Assets

  Goodwill, net of accumulated amortization of
  $1,132 and $1,017 at September 30, 1999 and
  December 31, 1999, respectively                              3,858            3,973
  Other                                                            8              308
TOTAL ASSETS                                                 $30,044          $21,273
                                                             =======          =======

LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
  Account payable                                            $ 9,727          $ 5,464
  Retainage payable                                            1,810            2,242
  Accrued payroll and related benefits                           797              426
  Accrued expenses                                               255              189
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          6,912            3,067
                                                             -------          -------
  Total current liabilities                                   19,501           11,388
Long Term Liabilities                                             48               57
                                                             -------          -------
  Total liabilities                                           19,549           11,445
                                                             -------          -------

Stockholders' Equity
  Common stock,$.01 par value; 25,000,000 shares
    authorized; 5,468,644 shares issued
    and outstanding at September 30,1999 and
    December 31,1998                                              54               54
  Additional paid-in capital                                   9,726            9,726
  Retained earnings                                              715               48
                                                             -------          -------
Total stockholders' equity                                    10,495            9,828
                                                             -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $30,044          $21,273
                                                             =======          =======


                                                            KSW, INC. AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands, except share and per share data)


                                                  NINE MONTHS      NINE MONTHS       THREE MONTHS        THREE MONTHS
                                                  ENDED 9/30/99    ENDED 9/30/98     ENDED 9/30/99       ENDED 9/30/98
                                                  -------------    ------------      ------------        -------------
REVENUES:
  Contracts                                      $    31,005        $    30,414       $    14,395        $    10,772
  Fees from sellers                                      221                 30               190                 10
  Interest                                                61                 81                38                 33
                                                 ------------       ------------      ------------       ------------
                                                      31,287             30,525            14,623             10,815

Cost of sales                                         26,963             28,409            12,320              9,677
                                                      ------             ------            ------              -----

GROSS PROFIT                                           4,324              2,116             2,303              1,138


Selling, general and administrative                    3,097              3,304             1,230              1,094
expenses
Interest                                                  20                 32                 7                 10
                                                  -----------        -----------      ------------       ------------

Profit/(loss) before provision for                     1,207             (1,220)            1,066                 34
income taxes

Provision (benefit) for income taxes                     540               (581)              492                 17
                                                  -----------        -----------      ------------       ------------

NET PROFIT (LOSS)                                $       667        $      (639)      $       574        $        17
                                                 ===========        ===========       ===========        ===========

Net profit/(loss) per common share-basic         $      0.12        ($     0.12)      $      0.10        $      0.00
                                                 ===========        ===========       ===========        ===========

Weighted average common shares                     5,468,644          5,461,792         5,468,644          5,461,792
 outstanding - basic                               =========          =========         =========          =========

Net profit/(loss) per common share -             $      0.12        ($     0.11)      $      0.10        $      0.00
 diluted                                         ===========        ===========       ===========        ===========

Weighted average common shares -                   5,468,644          5,700,459         5,468,644          5,555,650
 diluted                                           =========          =========         =========          =========



                                                             KSW, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             (IN THOUSANDS)

                                                        NINE MONTHS        NINE MONTHS
                                                        ENDED 9/30/99      ENDED 9/30/98
                                                        -------------      -------------
Cash Flows from operating activities:
Net Income (Loss)                                         $    667           ($  639)
Adjustments to reconcile net income to cash
provided
  by operating activities:
  Depreciation and Amortization                                239               313
Changes in Operating Assets and Liabilities:
  Accounts and Retainage Receivable                         (7,746)            3,954
  Costs and Estimated Earnings in excess of
  billings on uncompleted contracts                           (125)             (138)
Prepaid Expenses and other receivables                         223              (324)
Accounts and Retainage Payable                               3,831            (3,907)
Acrued Salaries and Related Benefits                           371              (103)
Accrued Expenses                                                66              (540)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                          3,845             1,883
                                                             -----             -----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          1,371               499
                                                             -----               ---

Cash Flows From Investing Activities:
Purchase of Property and Equipment                         ($   80)              (56)
Other Assets                                               $   300                57
Other Liabilities                                               (9)              (15)
                                                                --               ---

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            211               (14)
                                                               ---               ---

Cash Flows from Financing Acitivities:
Issuance of Stock                                                                102
Exercise of Stock Options                                                         20
Repurchase of Stock                                            --               (159)
                                                           -------            ------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                (37)
                                                           -------            ------

Net Increase in Cash and Cash Equivalents                 $  1,582               448
Cash and Cash Equivalents, beginning of period               2,404             2,184
                                                          --------             -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  3,986            $2,632
                                                          ========             =====


                            KSW, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Total revenues for the third quarter of 1999 increased by $3,808,000, or 35%, to $14,623,000 from $10,815,000 for the third quarter of 1998. During the first nine months of 1999 revenues increased by $762,000, or 2%, to $31,287,000 from $ 30,525,000 for the first nine months of 1998. The increase in revenues for the third quarter was due to work performed on several new projects which started toward the end of the second quarter and were in full production during the third quarter. The increase for the first nine months was less dramatic since the revenues from these projects were negligible in the first two quarters. With approximately $27,000,000 of new projects obtained in October, 1999 backlog of construction projects at October 31, 1999 was $64,000,000, an increase of 73% from the backlog of $37,000,000 at September 30, 1998.

COST OF SALES

Cost of sales for the third quarter of 1999 increased by $2,643,000, or 27%, to $12,320,000 from $9,677,000 for the third quarter of 1998. Cost of sales for the first nine months of 1999 decreased by $1,446,000, or 5%, to $26,963,000 from $28,409,000 for the first nine months of 1998. The increase for the third quarter was due to the increase in sales revenues noted above. The decrease for the first nine months was due to higher gross profit percentages in 1999 than in 1998.

GROSS PROFIT

Gross profit for the third quarter of 1999 increased by $1,165,000, or 102%, to $2,303,000 from $1,138,000 in the third quarter of 1998. During the first nine months of 1999 gross profit increased by $2,208,000, or 104%, to $4,324,000 from $2,116,000 for the first nine months of 1998. Gross profit percentage for the third quarter of 1999 rose to 15.7% as compared to 10.5% for the third quarter of 1998. Gross profit percentage for the first nine months of 1999 rose to 13.8%, as compared to 6.9% for the first nine months of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the third quarter of 1999 increased by $136,000, or 12%, to $1,230,000 from $1,094,000 for the third quarter of 1998. The SG&A expenses for the third quarter of 1999 include an accrued bonus for the executive officers in accordance with their respective employment agreements. For the nine months ended September 30, 1999, SG&A expenses decreased by $207,000, or 6%, from $3,304,000 to $3,097,000 for the first nine months of 1998. This was the result of cost saving measures instituted by the Company during the fourth quarter of 1998, including closing one of its two fabrication facilities. The SG&A expenses for the third quarter of 1999 were 8.4% of revenue versus 10.1% of revenue in 1998. For the first nine months the SG&A expenses were 9.9% of revenue in 1999 versus 10.8% of revenue in 1998.

PROVISION FOR TAXES

The tax provision for the three months ended September 30, 1999 was $492,000 as compared to $17,000 for the same period in 1998, due to the profit/loss for the respective periods. The tax provision for the nine months ended September 30, 1999 was $540,000 compared to a benefit of ($581,000) for the same period in 1998, due to the profit/loss for the respective periods.

NET GAIN/LOSS

The net profit for the third quarter of 1999 was $574,000 compared to a net profit of $17,000 for the third quarter of 1998 due to the items mentioned above. For the nine months ended September 30, 1999 there was a net profit of $667,000 compared to a net loss of ($639,000) for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 1999, cash provided by operations was $1,371,000. For the same period in 1998 the cash provided by operations was $499,000. The positive cash flow for 1998 was a result of lower accounts and retainage receivable due to declining sales volume. In 1999, the increase in accounts and retainage receivable was more than offset by profits and improved billing procedures.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure with respect to financial instruments depends upon changes in the "prime rate" in the United States. We may borrow up to $2,000,000 under our credit facility. Amounts outstanding under the credit facility bear interest at the bank's prime rate plus 1.00%. At September 30, 1999, there were no amounts outstanding under the credit facility. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor its subsidiary is a party to any regulatory investigation or inquiry with any governmental agency. The following are the material lawsuits to which the Company is a party:

a. CO-OP CITY. In February, 1999 the Company sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362,290. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252,122. The Company has not booked any revenue with respect to this claim. The action is in the discovery stage. While the Company and its counsel believes this lawsuit has merit, there is no guaranty the claim will ultimately be successful.

b. HELIONETICS CREDITORS COMMITTEE V. BARNES, ET. AL. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $12,141,000, plus punitive damages. The December 28, 1995 Distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. This action is in the discovery stage, and no trial date has been set. The Company believes that the lawsuit is totally without merit, has accrued costs for litigation expenses, and is aggressively defending the case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 11 - Statement Regarding Computation of Per Share Earnings

     Exhibit 27 - Financial Data Schedule

(b) The Company did not file any Current Reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KSW, INC.



Dated: November 10, 1999

                                    /S/ ROBERT BRUSSEL
                                    -----------------------------
                                    Robert Brussel
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                  SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                   DESCRIPTION                                 PAGE
-------                  -----------                              ------------

 11       Statement Regarding Computation of Per Share Earnings        14

 27       Financial Data Schedule                                      15