Form 10-K
period 1999-12-31
KSW INC
filed 2000-03-27
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-27290
                                -----------------

                                    KSW, INC.
           (Exact name of the Registrant as specified in its charter)

           DELAWARE                                             11-3191686
       ----------------                                     --------------
 (State or other jurisdiction                                (I.R.S. Employer
incorporation or organization)                             Identification No.)

               37-16 23RD STREET, LONG ISLAND CITY, NEW YORK 11101 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (718) 361-6500
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of March 24, 2000, there were 5,468,644 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2000 was $12,129,794 (based on a price of $3.00 per share).

                                    KSW, INC

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                        PAGE

PART I

 Item 1.  Business...........................................................4
 Item 2.  Properties.........................................................9
 Item 3.  Legal Proceedings..................................................9
 Item 4.  Submission of Matters to a Vote of Security Holders...............11

PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.........................................................12
 Item 6.  Selected Financial Data...........................................13
 Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................14
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.........18
 Item 8.  Financial Statements and Supplementary Data.......................18
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................18

PART III

 Item 10. Directors and Executive Officers of the Registrant................19
 Item 11. Executive Compensation............................................20
 Item 12. Security Ownership of Certain Beneficial Owners and Management....24
 Item 13. Certain Relationships and Related Transactions....................25

PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...26

SIGNATURES..................................................................47

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

     Total revenues for 1999 were $44,847,000. The Company believes that it is most competitive on large projects, where its skill sets are most valued. Some of the Company's ongoing projects include the following: Bear Stearns World Headquarters, New Federal Court House, U.S. Post Office/Courthouse, Brooklyn College Chiller Plant, and The Pfizer Training Center at Doral Arrowwood. The construction industry in the New York City metropolitan area is experiencing an upturn and the Company believes that it is well positioned to continue obtaining a substantial number of new contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company may use any additional funds to expand its business into new geographic areas in the Northeastern United States or into areas which would be complementary to its current lines of business through possible joint ventures or acquisitions. By acquiring complementary businesses, the Company would also be able to realize significant economies of scale and minimize the effect of economic downturns. The Company may also pursue acquisitions outside its current lines of business for greater diversification. The Company's common stock is traded on the NASDAQ Electronic Bulletin Board under the symbol "KSWW."

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

     Traditionally, the Company's mechanical contracting and subcontracting work made up as much as 90% of its total revenues. Because mechanical contracting and subcontracting is a substantial portion of its business, the Company intends to continue its concentration in this area.

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

     MARKETS. The Company competes for business primarily in the New York City metropolitan area. However, the Company has performed work outside of that area in the past.

     BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $60,000,000. as of December 31, 1999. Since then, the Company has been awarded projects in excess of $12,000,000.

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

     EMPLOYEES. At December 31, 1999, the Company had 48 permanent, full time employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

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

     For the year ended December 31, 1999, work under contracts with three customers: Lehrer McGovern Bovis, Inc., Con Edison Solutions and J.A. Jones-GMO, LLC. amounted to 20%, 18% and 23% of the Company's total revenues, respectively.

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

     OTHER MATTERS. The Company does not own any patents, patent rights, or similar intellectual property, and none are material to its business. The Company's business is not subject to large seasonal variations. The Company expended no funds for research and development in 1997, 1998, or 1999, and no research and development costs are anticipated.

ITEM 2.  PROPERTIES

     Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases an office and warehouse space in Long Island City, consisting of 18,433 square feet. The lease has an annual rent of $169,000. The lease has two five year options with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases on real estate taxes over the base year taxes, maintenance, insurance and utilities. The Company has exercised the first five year option under the Modification of Lease Agreement, which extends the lease term through June 2004.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. The following are the material lawsuits in which the Company is a party:

     a. MARCUS GARVEY NURSING HOME. The Company filed a mechanic's lien in the amount of $294,397 to recover its contract balance on the above project. The general contractor, and most of the other subcontractors have also liened the project. All liens have been bonded. In 1997, the general contractor, Morse Diesel, International, instituted a mechanic's lien foreclosure action in the Supreme Court of the State of New York, Kings County, against the owner, and the case is currently in discovery. KSW has cross-claimed in that action to foreclose its mechanic's lien, and has asserted a contract claim against the general contractor, and a claim against the general contractor's surety, Seaboard Surety Company, on its Payment Bond. There is no dispute between the Company and the general contractor as to the amount of the Company's subcontract balance. KSW is aware of no information which would reduce the amount of its ultimate recovery. KSW intends to vigorously pursue this action, which should proceed to trial within twelve (12) months.

     b.   CO-OP CITY. In February, 1999 the Company sued the General
          Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362,290. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252,122. The action is in the discovery stage and the Company has filed an application requesting the court to set a discovery cut-off date. While the Company and its counsel believes this lawsuit has merit, there is no guaranty the claim will ultimately be successful.

     c. HELIONETICS CREDITORS COMMITTEE V. BARNES, ET. AL. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $12,141,000, plus punitive damages. The December 28, 1995 Distribution of stock was described in a Form 10 Registration filed with the Securities and Exchange Commission. This action is in the discovery stage, and no trial date has been set. The Company believes that the lawsuit is totally without merit, has accrued costs for litigation expenses, and is aggressively defending the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of the shareholders at the Company's Annual Meeting held on May 18, 1999:

     a. ELECTION OF DIRECTORS. The following persons were elected as Class III directors to serve for a term of three years:

                                NUMBER OF SHARES
                                                             Voted against
         NAME                       VOTED FOR                 OR WITHHELD
    Stanley Kreitman                4,593,729                  13,949
    Daniel Speigel                  4,593,729                  13,949

Of the remaining three directors, one will stand for election in 2000 and the remaining two will stand for election in the year 2001.

     b. APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the appointment of Marden Harrison & Kreuter, CPA's, P.C. as independent auditors for the Company for 1999. There were 4,596,581 shares voted for approval, 6,630 shares voted against and 3,634 abstentions.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

     At March 24, 2000, the Company had 5,468,644 shares of KSW Common Stock issued and outstanding held by approximately 5,800 shareholders of record.

     On August 5, 1997 the Board of Directors approved a resolution authorizing the Company to repurchase up to 10% of the Company's common stock over the next two years. In 1999, the Company did not repurchase any shares of common stock.

     Currently, the Company intends to retain earnings for future growth, and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company did not pay dividends in 1998 or 1999.

     The following information on high and low trading ranges is provided for 1999 and 1998:

                                                   1999                            1998
                                                   ----                            ----
                QUARTER                    HIGH            LOW            HIGH                LOW
                -------                    ----            ---            ----                ---

First...............................        1.06            .81            3.43               2.87
Second..............................        1.12           1.03            2.87               2.25
Third...............................        1.12           1.00            2.31               1.50
Fourth..............................        1.50           1.00            1.50               1.01

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary of certain financial information relating to the Company for the years ended December 31, 1999, 1998, 1997 and 1996 is derived from, and is qualified by reference to, the financial statements for those years, audited by Marden, Harrison & Kreuter CPA's, P.C. each of which is included herein, and should be read in conjunction with such financial information. The financial information for 1995 is derived from the financial statements audited by Corbin & Wertz, CPA's.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                             1999            1998            1997             1996            1995
INCOME STATEMENT:
Revenues.............................      $44,847         $39,631         $66,184          $46,374         $44,176
Direct costs.........................       38,029          36,434          62,005           42,600          38,990
Gross profit.........................        6,818           3,197           4,179            3,794           5,186
Operating expenses...................        4,308           4,397           4,030            3,970           4,115
Selling, general, administration,
   depreciation, interest and
   income tax expenses...............        5,451           3,831           4,020            3,898           4,615
Income (loss) before income taxes....        2,510          (1,200)            149             (176)          1,071
Net (loss) income....................        1,367            (634)            159             (104)            571
Net (loss) income per share - Basic..          .25            (.12)            .03             (.02)            .07
Net (loss) income per share -
   Diluted......................               .25            (.11)            .03             (.02)            .07
Number of shares used in computation
Basic................................    5,468,644       5,463,505       5,528,311        5,440,008       7,785,754
Diluted..............................    5,468,644       5,655,195       5,796,893        5,568,429       7,785,754
BASIC SHEET DATA:
Total assets.........................       26,147          21,273          26,269           28,734          20,431
Working capital......................        7,023           5,194           5,809            5,582           4,928
Current liabilities..................       14,912          11,388          15,700           18,195          10,302
Long-term liabilities................           40              57              70                0               0
Stockholders' equity.................       11,195           9,828          10,499           10,539          10,129

OTHER DATA:
Current ratio........................       1:47:1          1:46:1          1:37:1           1:31:1          1:48:1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997.

OVERVIEW

          The Company's contracts most often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incurs direct costs. Contract costs include all direct material and labor costs and those other direct costs related to contract performance including, but not limited to, subcontractor's costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are paid. The Company has not been subject to a material loss in connection with any such retentions, although at times legal procedures have been required to collect retentions due the Company.

RESULTS OF OPERATIONS

          The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated.

                                                1999                       1998                       1997
                                                ----                       ----                       ----
                                        AMOUNT       PERCENT        AMOUNT       PERCENT       AMOUNT       PERCENT
                                                                  (DOLLARS IN THOUSANDS)
NET SALES:
Contracts........................        $44,506         99.2       $39,587          99.9      $65,671          99.2
Fees.............................            341           .8            44            .1          513            .8
                                      ----------   ----------    ----------    ----------   ----------    ----------
Total............................         44,847        100.0        39,631         100.0       66,184         100.0
COSTS OF SALES...................         38,029         84.8        36,434          91.9       62,005          93.7
                                      ----------   ----------    ----------    ----------   ----------    ----------
GROSS PROFIT.....................          6,818         15.2         3,197           8.1        4,179           6.3
EXPENSES
   Selling, general, administrative
     and interest expenses.......          4,308          9.6         4,397          11.1        4,030           6.1
                                      ----------   ----------    ----------    ----------   ----------    ----------

INCOME/(LOSS) BEFORE PROVISION FOR
INCOME TAXES.....................          2,510          5.6       (1,200)         (3.0)          149            .2

PROVISION FOR INCOME TAXES.......          1,143          2.6         (566)         (1.4)         (10)             0
                                      ----------   ----------    ----------    ----------   ----------    ----------

NET INCOME/(LOSS)................         $1,367          3.0        $(634)         (1.6)         $159            .2
                                      ==========   ==========    ==========    ==========   ==========    ==========

                                    KSW, INC
                       COMPUTATION OF NET INCOME PER SHARE
                       (000'S EXCEPT NET INCOME PER SHARE)

                                              BASIC       DILUTED        BASIC        DILUTED       BASIC        DILUTED
                                              1999          1999          1998         1998          1997          1997
                                              ----          ----          ----         ----          ----          ----
Weighted average common shares........        5,469        5,469         5,464         5,464        5,528         5,528

Common stock & common stock equivalents
  using the Treasury stock method.....            0            0             0           191            0           269
                                             --------     --------      --------      --------     --------      --------

Total shares outstanding for purposes of
  Calculating basic & diluted
  earnings/(loss) per share...........        5,469        5,469         5,464         5,655        5,528         5,797
                                           --------     --------      --------      --------     --------      --------

Net income (loss) as reported.........       $1,367       $1,367        $(634)        $(634)        $ 159         $ 159
                                           ========     ========      ========      ========     ========      ========

Net income (loss) per share-basic and
    diluted...........................         $.25         $.25       $ (.12)       $ (.11)        $ .03         $ .03
                                           ========     ========      ========      ========     ========      ========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

          Total revenue increased by $5,216,000 or 13.2% to $44,847,000 for the year ended December 31, 1999, compared to $39,631,000 for the same period in 1998. The increase in revenue was due to an increase in the value of jobs booked which is reflected in the increase in backlog at the beginning of 1999 $36,000,000 as compared to the backlog at the beginning of 1998, $31,000,000, and the additional work booked during 1999 which resulted in a backlog of $60,000,000 at December 31, 1999 an increase of 67%. In addition, the Company received additional projects in January 2000 in excess of $12,000,000. The continued increase in backlog should result in continued increased volume during the year 2000.

          Cost of sales increased by $1,595,000 or 4.4% to $38,029,000 for the year ended December 31, 1999 compared to $36,434,000 for the comparable period in 1998 primarily as a result of the increase in contract revenues.

          The gross margin increased to 15.2% for the year ended December 31, 1999 compared to 8.1% for the year 1998 due to an increase in labor efficiency and purchasing efficiencies as well as a better profit margin mix on new projects. In addition the 1998 gross profit was affected by the cost overruns of the Co-op City project described in the 1998 comparison to 1997. Without these overruns the 1998 gross margin would have been 10.1%

          Selling, general and administrative expenses decreased by $89,000 or 2.0% to $4,308,000 for the year ended December 31, 1999 compared to $4,397,000 for the year ended December 31, 1998 even though sales increased by 13.2%. This was due to certain cost saving measures that were initiated at the end of 1998.

          The income tax provision for 1999 was $1,143,000 as compared to a tax benefit of $566,000 in 1998. Both years were based on an effective rate of 46% of income (loss) before taxes. During 1999 the Company utilized all of its tax carryover losses of approximately $1,900,000 from prior years.

          As a result of all the items previously mentioned, there was a $1,367,000 profit for 1999 as compared to a loss of ($634,000) for 1998.

          During 1999 the Company earned 23%, 20% and 18% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more over 10% of contract revenue in any given year.

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

          The gross margin increased to 8.1% for the year ended December 31, 1998 compared to 6.3% for the same period in 1997. The Company experienced a delay and consequently incurred unexpected costs on one of its projects which resulted in a subsequent acceleration of work to meet the contract schedule. In addition, working out of sequence resulted in additional unanticipated costs of $2,000,000 in 1997 and $800,000 in 1998. The Company has submitted a proposal in the sum of $3,252,000 seeking an equitable adjustment for unanticipated additional costs. In addition, the Company has filed a mechanic's lien to recover its contract balance and unpaid change order proposals, which the general contractor has bonded. The Company has elected not to record claims until the amount of the claim has been settled. Had the Company not incurred the additional costs, or had it recorded the offsetting claims, the gross margin for 1998 and 1997 would have been 10.1% and 9.3%, respectively.

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

          The income tax benefit for 1998 was $566,000 as opposed to a benefit of $10,000 for 1997. The credits were a result of the taxable income/(loss) of the related periods.

          As a result of all the items previously mentioned, there was a ($634,000) loss for 1998 compared to a net profit of $159,000 in 1997.

          During 1998 the Company earned 29%, 18% and 15% of its revenues from its three largest customers. In 1997 it earned 42%, 29% and 13% from its 3 largest customers. The Company bids on large multi-year contracts which account for over 10% of contract revenue in any given year.

LIQUIDITY AND CAPITAL RESOURCES

          The Company believes that it is well positioned to obtain new contracts and generate increased revenues over the next year. Developers have announced many new bids for multi-million dollar projects in which the Company would have a strong competitive advantage. The Company is currently providing value engineering assistance to owners and developers on several important projects now in development.

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

          The Company currently has a $2,000,000 revolving credit facility with Fleet Bank, which is at 1% over prime, subject to certain covenants and expires June 2000. The Company did not utilize the facility during 1999. As of December 31, 1999, there were no outstanding loans against the facility.

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

YEAR 2000 COMPLIANCE

          Due to normal upgrading of the Company's computer systems during the two years preceding January 1, 2000, the Company's software programs and operating systems used in its internal operation, including applications used in billing and various administrative functions were Year 2000 compliant prior to January 1, 2000. The Company incurred no extraordinary expenses as a result of the Year 2000 issue and none of its subcontractors and suppliers have reported any problems relating thereto.

IMPACT OF INFLATION

          Although the Company's operations are not directly affected by inflation, both New York City and New York State have large debt service burdens. Inflationary pressures have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn could have a negative impact on the Company's revenues.

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

          None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

NAME               AGE             TITLE
Floyd Warkol       52              Chief Executive Officer, President,
                                   Secretary and Chairman of the
                                   Board of Directors

Burton Reyer       65              Vice President and Director

Robert Brussel     57              Chief Financial Officer and Director

Stanley Kreitman   66              Director

Daniel Spiegel     74              Director

          Mr. Floyd Warkol has been principally employed as Chairman of the Board since December 15, 1995 and as President, Secretary and Chief Executive Officer of KSW and as Chairman and Chief Executive Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Warkol's term expires on the date of the 2001 Annual Meeting.

          Mr. Burton Reyer has been principally employed as Vice President and Director of KSW and as President and Chief Operating Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Reyer's term expires on the date of the 2001 Annual Meeting.

          Mr. Robert Brussel has been principally employed as Chief Financial Officer and Director of KSW and Chief Financial Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Brussel's term expires on May 11, 2000. He has been re-nominated to serve for an additional 3 year term.

          Mr. Daniel Spiegel has been a Director of KSW since January 1996. He had been principally employed as Senior Vice President of Tishman Realty & Construction Company, Inc. from 1970 until March 1995. He is presently a consultant to various construction-related companies. Mr. Spiegel's term expires on the date of the 2002 Annual Meeting.

          Mr. Stanley Kreitman was elected to the Board of Directors on May 18, 1999 to replace Armand D'Amato who resigned effective December 10, 1998 for personal reasons unrelated to the Company or its operations. Effective February 18, 1999, Mr. Kreitman had been appointed as an interim Director. Since 1994, Mr. Kreitman has been Chairman of Manhattan Associates, an investment firm and is a Board member of the N.Y.C. Department of Corrections. He is a published author and lecturer on business investment matters. He is a member of the Board of Directors of Medallion Funding Corp. (NASDAQ), Ports Systems Corp. (AMEX) and CCA Industries, Inc. (NASDAQ). Mr. Kreitman's term expires on the date of the 2002 Annual Meeting.

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

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 1999, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filings requirements.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth remuneration paid to executive officers of the Company for the years ended December 31, 1999, 1998 and 1997.


NAME AND PRINCIPAL POSITION                        ANNUAL COMPENSATION
                                          YEAR     SALARY              BONUS
Floyd Warkol                              1999     $420,000            $252,605
Chairman of the Board, President,         1998     $600,000            $0
Secretary and Chief Executive Officer     1997     $575,000            $0

Burton Reyer                              1999     $240,000            $146,245
Vice President                            1998     $350,000            $0
                                          1997     $325,000            $0

Robert Brussel                            1999     $135,000            $37,500
Chief Financial Officer                   1998     $135,000            $0
                                          1997     $135,000            $19,635

James Oliviero                            1999     $150,000            $37,500
General Counsel and Director of Investor  1998     $150,000            $0
Relations                                 1997     $150,000            $19,635


          The Company and KSW Mechanical entered into a two-year employment contract and a noncompetition agreement with Mr. Warkol as of January 1, 1999. The employment contract provides for base annual compensation of $420,000. In addition, Mr. Warkol shall be entitled to receive, each year, an amount equal to 9.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Warkol, annual pretax profits shall exclude the effect of any income or expense on the Co-op City project, and shall exclude any bonuses due to Mr. Warkol or Mr. Reyer. Mr. Warkol is entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by the employee (at a cost of $3,595 per year) and a car with a chauffeur. Mr. Warkol is entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company is not entitled to discharge Mr. Warkol for disability until he has been disabled for 180 consecutive days. Mr. Warkol's estate is entitled to two months pay in the event of his death. Mr. Warkol has agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment contract and for two years thereafter.

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

          OPTIONS GRANTED. The Company adopted the 1995 Stock Option Plan of KSW, Inc. (the "Stock Option Plan") on December 15, 1995, and the Stock Option Plan was approved by the KSW stockholders by unanimous written consent on December 15, 1995. The Stock Option Plan is administered by a Committee appointed by the Board of Directors (each herein called the "Compensation Committee"). All key employees of, consultants to, and certain nonemployee Directors of the Company, as may be determined by the Compensation Committee from time to time, are eligible to receive options under the Stock Option Plan. In 1999, the Company issued a total of 55,000 stock options to three key employees and to a Director, Stanley Kreitman, exercisable at $1.50 per share.

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

          The exercise price of an incentive stock option and a nonqualified stock option is fixed by the Compensation Committee on the date of grant; however, the exercise price under an incentive stock option must be at least equal to the fair market value of the KSW Common Stock on the date of grant.

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

          At the time a stock option is granted, the Compensation Committee may, in its sole discretion, designate whether the stock option is to be considered an incentive stock option or nonqualified stock option plan. Stock options with no such designation shall be deemed an incentive stock option to the extent that the $100,000 limit described above is met.

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

          The following table shows the number of shares as to which options were granted immediately before the Distribution on December 29, 1995 to the Company's executive officers.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING
                                                                            UNEXERCISED         VALUE OF UNEXERCISED
                                                                          OPTIONS/SARS AT           IN-THE-MONEY
                                                                            YEAR END (#)        OPTIONS/SARS AT YEAR
                             SHARES ACQUIRED             VALUE              EXERCISABLE/         END ($) EXERCISABLE/
    NAME                     ON EXERCISE (#)            REALIZED ($)          UNEXERCISABLE        UNEXERCISABLE
    ----                     -----------------        ------------          -------------       -----------------------
Floyd Warkol                        0                      0                 300,000/0                 N/A
Burton Reyer                        0                      0                 150,000/0                 N/A
Robert Brussel                      0                      0                  25,000/0                 N/A
James Oliviero                      0                      0                  20,000/0                 N/A
Daniel Spiegel                      0                      0                  20,000/0                 N/A
Stanley Kreitman                    0                      0                  0/20,000                 N/A


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


                                           NUMBER OF              PERCENTAGE
                                            SHARES                 OWNERSHIP
NAME OF BENEFICIAL OWNER
Floyd Warkol                                844,000       (1)        15.4%
Meadow Lane
Purchase, NY 10577

Burton Reyer                                380,080       (2)           7%
17 Foxwood Road
Kings Point, NY 11024

Allen & Company                             312,500                   5.7%
711 Fifth Avenue
New York, NY

Robert Brussel                               33,500                      *
365 Woodmere Blvd.
Woodmere, NY  11598

Stanley Kreitman                                  0                      *
375 Park Avenue (Suite 1606)
New York, NY  10022

Daniel Spiegel                                5,000                      *
351 Twin Lakes Road
Teconic, CT 06079

All executive officers                    1,262,580                  22.4%
and directors as a group (5 persons)
-------------------------
*        Less than one percent.

(1) Does not include 78,000 shares owned by Mr. Warkol's daughter or 75,000 shares owned by Mr. Warkol's son both of whom do not reside in his household and over which Mr. Warkol denies beneficial ownership. Includes 50,000 shares owned by the Floyd and Barbara Warkol Charitable Foundation, of which Mr. Warkol is a Trustee.

(2) Includes 1,540 shares which Mr. Reyer gave to his wife. Does not include 8,000 shares which Mr. Reyer gave to his daughter who does not reside in his household and over which Mr. Reyer denies beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Floyd Warkol, President of the Company, and a charitable foundation he controls are the shareholders of a corporation which is the landlord on the Company's lease in Bronx, New York. The lease payments on such property were $103,000 for 1999. See "Properties."

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

Consolidated statements of cash flows                                     F-6

Notes to consolidated financial statements                                F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
February 4, 2000

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)
                          ----------------------------

                                                               1999               1998
                                                            ------------        ---------
      A S S E T S
Current assets:
   Cash and cash equivalents                                 $  6,651           $   2,404
   Accounts receivable, net                                    10,606               9,212
   Retainage receivable                                         4,122               3,747
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                         338                 392
   Deferred income taxes                                           -                  600
   Prepaid expenses and other receivables                         218                 227
                                                             --------           ---------
                Total current assets                           21,935              16,582

Property and equipment, net                                       384                 410

Other assets:
   Goodwill, net                                                3,820               3,973
   Deferred income taxes                                           -                  300
   Other                                                            8                   8
                                                             --------           ---------
     Total assets                                            $ 26,147           $  21,273
                                                             ========           =========


                                                               1999                1998
                                                            ------------        ---------
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  6,270           $   5,464
   Retainage payable                                            1,774               2,242
   Accrued payroll and benefits                                 1,165                 426
   Accrued expenses                                               369                 189
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                          5,334               3,067
                                                             --------           ---------

                Total current liabilities                      14,912              11,388

Long-term liabilities                                              40                  57
                                                             --------           ---------

                Total liabilities                              14,952              11,445
                                                             --------           ---------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                    54                  54
   Additional paid-in capital                                   9,726               9,726
   Retained earnings                                            1,415                  48
                                                             --------           ---------

                Total stockholders' equity                     11,195               9,828
                                                             --------           ---------

                Total liabilities and stockholders' equity   $ 26,147           $  21,273
                                                             ========           =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                  -----------------------------------------

                                                              1999                 1998                1997
                                                           ------------         ------------        ----------
Revenues:
   Contracts                                                $    44,379         $   39,491         $    65,549
   Fees                                                             341                 44                 513
   Interest                                                         127                 96                 122
                                                            -----------         ----------         -----------

                  Total revenues                                 44,847             39,631              66,184

Direct costs                                                     38,029             36,434              62,005
                                                            -----------         ----------         -----------

Gross profit                                                      6,818              3,197               4,179

Selling, general and administrative expenses                      4,279              4,364               3,987
Interest expense                                                     29                 33                  43
                                                            -----------         ----------         -----------

Income (loss) before income taxes                                 2,510             (1,200)                149

Income tax expense (benefit)                                      1,143               (566)                (10)
                                                            -----------         ----------         -----------

Net income (loss)                                           $     1,367         $     (634)        $       159
                                                            ===========         ===========        ===========

Net income (loss) per common share - basic                  $      .25          $     (.12)        $       .03
                                                            ==========          ===========        ===========

Net income (loss) per common share - diluted                $      .25          $     (.11)        $       .03
                                                            ==========          ===========        ===========

Weighted average common shares outstanding -
   basic                                                      5,468,644          5,463,505           5,528,311

Weighted average common shares outstanding -
   diluted                                                    5,468,644          5,655,195           5,796,893


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                         ----------------------------

                                                      COMMON STOCK, $.01 PAR,        ADDITIONAL
                                                     25,000,000 SHARES AUTHORIZED     PAID-IN          RETAINED
                                                        SHARES         AMOUNT         CAPITAL          EARNINGS        TOTAL
                                                        ------         ------         -------          ---------       --------
Balances, December 31, 1996                             5,542,978        $ 55          $ 9,961         $   523       $  10,539

Repurchase of common stock                                (71,667)         (1)            (198)           -               (199)

Net income                                                   -              -               -              159             159
                                                      ----------        -----          -------         -------       ---------

Balances, December 31, 1997                             5,471,311          54            9,763             682          10,499

Repurchase of common stock                                (58,000)         (1)            (169)           -               (170)

Issuance of common stock to executives
   and consultant                                          42,000           1              112            -                113

Exercise of stock options                                  13,333         -                 20            -                 20

Net loss                                                   -              -               -               (634)           (634)
                                                     ------------       -----          -------         -------       ---------

Balances, December 31, 1998                             5,468,644          54            9,726              48           9,828

Net income                                                     -           -                -            1,367           1,367
                                                      -----------       -----          -------         -------       ---------

Balances, December 31, 1999                           5,468,644         $  54          $ 9,726         $ 1,415       $  11,195
                                                      =========         =====          =======         =======       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                         ----------------------------

                                                              1999                 1998              1997
                                                           ------------         ------------      -------
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:

     Net income (loss)                                        $   1,367           $  (634)         $ 159

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Compensation expense paid through issuance
         of common stock                                             -                113              -
       Depreciation and amortization                                326               398            476
       Deferred income taxes                                        900              (615)          (145)
       Increase (reduction) in allowance for
         doubtful accounts                                           40                38            (49)

       Changes in assets (increase) decrease:
         Accounts receivable                                     (1,434)            3,936         (1,432)
         Retainage receivable                                      (375)            1,237            568
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                      54              (183)         1,431
         Prepaid expenses and other receivables                       9               491           (428)
         Other assets                                             -                -                   6

       Changes in liabilities increase (decrease):
         Accounts payable                                           806            (3,044)           (94)
         Retainage payable                                         (468)           (1,788)           558
         Accrued payroll and benefits                               739              (380)          (110)
         Accrued expenses                                           180              (544)           388
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                      2,267             1,444         (3,237)
         Long-term liabilities                                      (17)              (13)            70
                                                              ---------           -------         -------

                Net cash provided by (used in)
                  operating activities                            4,394               456         (1,839)
                                                              ---------           -------         -------

   Cash flows from investing activities:
     Purchase of property and equipment                            (147)              (86)          (242)
                                                              ---------           -------         -------

                Net cash used in investing activities              (147)              (86)          (242)
                                                              ---------           -------         -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                         ----------------------------

                                                                  1999                1998            1997
                                                              ------------        ------------      -------
   Cash flows from financing activities:
     Exercise of stock options                                      -                 20                 -
     Repurchase of common stock                                     -               (170)              (199)
                                                               --------            ------            -------

                Net cash used in financing activities                -              (150)              (199)
                                                               --------           -------            -------

Net increase (decrease) in cash and cash equivalents              4,247               220            (2,280)

Cash and cash equivalents, beginning of year                      2,404             2,184             4,464
                                                               --------            ------            -------

Cash and cash equivalents, end of year                         $  6,651            $2,404           $ 2,184
                                                               ========            ======            =======

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest                                                  $     29            $   33            $   43
                                                               ========            ======            =======
     Income taxes                                              $     35            $    8            $  226
                                                               ========            ======            =======


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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                         ----------------------------


(1)     PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS:

        The consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       (A)    CASH AND CASH EQUIVALENTS:

               The Company considers highly liquid instruments with remaining maturities of 90 days or less when purchased to be cash equivalents. At December 31, 1999 and 1998, cash equivalents consisted of investments in Euro-dollars with original maturities of one week or less.

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

       (C)     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

               The Company establishes an allowance for uncollectible trade accounts received based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $200 and $160 as of December 31, 1999 and 1998, respectively.

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

               The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. At December 31, 1999, 1998 and 1997, no impairment of goodwill was determined by management.

              Goodwill at December 31, 1999 and 1998 is as follows:

                                                         1999           1998
                                                      -----------     ---------

                Goodwill                                $ 4,990       $ 4,990

                Less: accumulated amortization            1,170         1,017
                                                        -------       -------

                  Net goodwill                          $ 3,820       $ 3,973
                                                        =======       =======

               Amortization expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $153 per year.

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

               Under SFAS No. 128, net income (loss) per share-basic is computed based on the weighted average number of shares of common stock outstanding. Net income (loss) per share-dilutive reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed similarly to "fully diluted" net income
               (loss) per share that was reported under previous accounting standards. Dilutive potential common shares do not have a significant dilutive effect.

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

(3)    RETAINAGE RECEIVABLE:

        At December 31, 1999, approximately $607 of the retainage receivable is not collectible within one year.

(4)    CONSTRUCTION CONTRACTS:

        Information with respect to contracts in progress at December 31, 1999 and 1998 is as follows:

                                                            1999          1998
                                                         ------------   -------

       Expenditures on uncompleted contracts              $ 32,644      $25,057

       Estimated earnings thereon                            5,972        2,844
                                                          --------      --------

                                                            38,616       27,901

       Less billings applicable thereto                     43,612       30,576
                                                          --------      --------

                                                          $ (4,996)     $(2,675)
                                                          =========     =======
         Costs and estimated earnings in excess of
           billings on uncompleted contracts              $    338      $   392

         Billings in excess of costs and estimated
           earnings on uncompleted contracts                (5,334)      (3,067)
                                                          --------      -------

                                                          $ (4,996)     $(2,675)
                                                          =========     ========

        The Company experienced a delay and consequently incurred unexpected costs on one of its projects which resulted in a subsequent acceleration of work to meet the contract schedule. In addition, working out of sequence resulted in additional unanticipated costs of $800 in 1998 and $2,000 in 1997. The effect of the additional costs incurred was to decrease net income for the year ended December 31, 1998 by $471 ($.09 per share-basic and $.08 per share-diluted) and December 31, 1997 by $1,051 ($.19 per share-basic and $.18 per share-diluted). The Company has submitted a proposal in the sum of $3,252 seeking an equitable adjustment for KSW's unanticipated additional costs on February 5, 1999. In addition, the Company has filed a mechanic's lien to recover its contract balance and unpaid change order proposals, which the General Contractor has bonded. This action is currently in the discovery phase. The Company has elected not to record claims until the amount of the claim has been settled (see Note 7(F)). At December 31, 1999 and 1998, approximately $1,937 and $2,246, respectively for billings applicable to the base contract, is included in accounts and retainage receivable relating to this contract.

(5)    PROPERTY AND EQUIPMENT:

        Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                          1999            1998
                                                      -------------     -------

           Machinery and equipment                     $ 550            $ 524
           Furniture and fixtures                        523              453
           Leasehold improvements                        805              754
                                                      -------          --------

                                                       1,878            1,731

           Less accumulated depreciation
           and amortization                            1,494            1,321
                                                     -------          --------

           Net property and equipment                $   384           $  410
                                                     =======           ========

        Depreciation and amortization expense relating to property and equipment was approximately $173, $245 and $324 for the years ended December 31, 1999, 1998 and 1997, respectively.

(6)    INCOME TAXES:

       The components of income tax expense (benefit) are as follows:

                                       1999               1998           1997
                                     -----------       ------------    -------
       Current
          Federal                     $    119           $   -          $  -
          State and local                  124               49           135
                                      --------           ------         -----

                                           243               49           135
                                      --------           ------         -----

       Deferred
          Federal                          565             (373)          (94)
          State and local                  335             (242)          (51)
                                      --------           ------          -----

                                           900             (615)         (145)
                                      --------           ------          -----

                           Total      $  1,143           $ (566)        $ (10)
                                      ========           =======        ======

        A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                             1999    1998  1997
                                                            ------  ------ ----

       Statutory Federal income tax rate (benefit)           34%     (34)%   34%
       State and local taxes, net of Federal tax benefit     12      (12)    13
       Adjustment of prior year over accrual                  -       (1)   (54)
                                                            ----    ------  ----

                                                             46%     (47)%  (7)%
                                                            =====   =====  ====

        The tax provision for 1997 includes an adjustment of deferred taxes for prior years over accruals.

       The details of deferred tax assets and liabilities are as follows:

                                                     1999                1998
                                                   -------------      ---------

       Deferred income tax assets:
             Property and equipment                 $  313             $   301
             Allowance for doubtful accounts            92                  77
             Net operating loss carryforward            -                  835
                                                    ------             -------
             Total deferred income tax assets          405               1,213

       Deferred income tax liabilities:
             Amortization of goodwill                  405                 313
                                                    ------              -------

                   Net deferred income tax asset    $   -               $  900
                                                    ======              =======

        During 1999, the Company utilized its net operating loss carryforward of approximately $1,800.

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

       (B)     OPERATING LEASES:

               The Company is obligated under noncancelable operating leases, including a lease with its chief executive officer, for office space with future rental payments at December 31, 1999 as follows:

               YEAR ENDING      NON-AFFILIATED    RELATED PARTY      TOTAL
               DECEMBER 31,

                   2000               $ 169           $ 103          $  272
                   2001                 173               -             173
                   2002                 176               -             176
                   2003                 180               -             180
                   2004                  91             -                91
                                      -----           -----          ------

                                      $ 789           $ 103          $  892
                                      =====           =====          ======

               In accordance with the lease agreement, the Company has the option to extend its non affiliated lease an additional five years from June 2004 through June 2009.

               Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $282, $381 and $357, respectively, including $103 to a related party in each year.

       (C)     EMPLOYMENT AGREEMENTS:

               KSW Mechanical Services, Inc. has entered into employment agreements with two of its officers for the period January 1999 through December 2000. These agreements provide for aggregate base annual compensation of $660 each year plus 15% of income before taxes in excess of $250. The officers are also entitled to medical insurance, disability insurance and life insurance. Future minimum payments required by the Company in accordance with these agreements are $660 during the year ending December 31, 2000.

       (D)     ENVIRONMENTAL REGULATION:

               The Company must comply with certain Federal, state and local regulations involving contract compliance as well as the disposal of certain toxins. In management's opinion, there have been no violations of laws, which could have a material adverse impact on the financial condition of the Company.

       (E)     CONSULTING AGREEMENTS:

               The Company entered into two agreements for independent advisory and consulting services. The term of the first agreement was from June 1994 through December 1997 with annual payments totaling $95. The second agreement was from January 1, 1996 through December 31, 1998 with annual payments totaling $75. This agreement also provided the consultant with 15,000 options to purchase shares of the Company's common stock at $1.50 per share. The options were issued pursuant to the 1995 Stock Option Plan (see Note 11(C)). Neither agreement was extended after its expiration date.

               During 1998, the Company approved the issuance of 42,000 shares of common stock of which 25,000 shares were issued to these consultants in lieu of cash payments with a fair market value of approximately $67. These transactions have been reflected in the Company's consolidated financial statements for the year ended December 31, 1998 (see Note 11(B)).

       (F)     LEGAL:

               CO-OP CITY. In February 1999, the Company has sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252. The action is in the discovery stage and the Company has filed an application requesting the court to set a discovery cut-off date. While the Company and its counsel believes this lawsuit has merit, there is no guarantee the claim will ultimately be successful.

               HELIONETICS CREDITORS COMMITTEE V. BARNES, ET. AL. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $12,141, plus punitive damages. The December 28, 1995 distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. This action is in the discovery stage, and no trial date has been set. The Company believes that the lawsuit is totally without merit, has accrued costs for estimated litigation expenses totaling $200 at December 31, 1999, and is aggressively defending the case. In management's opinion, the resolution of this matter will not have a material adverse effect on the Company's financial statements.

               MARCUS GARVEY NURSING HOME. The Company filed a mechanic's lien in the amount of $294 to recover its contract balance on the above project. This amount is included in accounts receivable at both December 31, 1999 and 1998. The general contractor, and most of the other subcontractors have also liened the project. All liens have been bonded. In 1997, the general contractor instituted a mechanics foreclosure action in the Supreme Court of the State of New York, Kings County, against the owner, and the case is currently in discovery. KSW has cross-claimed in that action to foreclose its mechanic's lien, and has asserted a contract claim against the general contractor, and a claim against the general contractor's surety on its Payment Bond. There is no dispute between the Company and the general contractor as to the amount of the Company's subcontract balance. KSW is aware of no information which would reduce the amount of its ultimate recovery. KSW intends to vigorously pursue this action, which should proceed to trial within twelve months.

(8)    CONCENTRATION RISKS:

       (A)     CREDIT RISK:

               Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts and retainage receivables.

               The Company maintains its cash and cash equivalents accounts at balances which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 1999 and 1998, amounts in excess of federally insured limits totaled approximately $6,436 and $2,177, respectively.

               Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Accounts and retainage receivables from the Company's three largest customers totaled approximately $7,611 and $5,945, respectively at December 31, 1999 and 1998.

       (B)     LABOR CONCENTRATIONS:

               The Company's direct labor is supplied primarily by unions through collective bargaining agreements expiring through June 2001. Although the Company's past experience was favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

       (C)     CONTRACT REVENUE/SIGNIFICANT CUSTOMERS:

               The Company earned approximately 23%, 20% and 18% of its contract revenue in 1999, 29%, 18% and 15% of its contract revenue in 1998 and 42%, 29% and 13% of its contract revenue in 1997 from its three largest customers.

(9)    RETIREMENT PLANS:

       (A)     PROFIT-SHARING/401(K) PLAN:

               The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $51, $51 and $57, as a 25% matching contribution for the years ended December 31, 1999, 1998 and 1997, respectively.

       (B)     MULTIEMPLOYER PENSION PLANS:

               The Company has made contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. It is not cost effective to accumulate information regarding the pension expense under these plans.

(10)   LINE OF CREDIT - BANK

        On May 29, 1997, the Company established a credit facility in the amount of $3,000 with Fleet Bank which provided a $2,000 revolving credit agreement and $1,000 line of credit with interest at the bank's prime lending rate, plus 1%. The $1,000 line of credit expired in June 1998 and was not renewed. The $2,000 revolving credit agreement expires in June 2000 and requires the Company to meet certain financial covenants. At December 31, 1999 and 1998, there were no outstanding borrowings on this credit facility.

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

               Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. During 1998, 13,333 options under the Plan were exercised. During 1999 and 1997, no options under the Plan were exercised and during 1998 and 1997 no new options were granted. During 1999, 55,000 options were issued to employees and a director. At December 31, 1999, there were 651,667 exercisable options outstanding, all of which have an exercise price of $1.50 per share.

               The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net income would have been $1,338 and the pro forma net income per share - basic and diluted would remain at .25, unchanged.

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 54.67%; risk-free interest rate of 7.00%; and expected lives of six years.

       (D)     PREFERRED STOCK:

               The Company is authorized to issue 1,000,000 shares of preferred stock. Through December 31, 1999, no shares of preferred stock have been issued by the Company.

(12)   BACKLOG:

        Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced. Backlog consists of the following:

       Estimated revenue to be recognized from:
         Uncompleted contracts in progress              $ 59,821
         Letters of intent                                12,655
                                                        --------

                                                        $ 72,476

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 2000 its behalf by the undersigned, thereunto duly authorized.


                                    KSW, INC.



                                    By: /S/ FLOYD WARKOL
                                       ------------------------
                                        Floyd Warkol
                                        President, Chief Executive Officer,
                                        Secretary and Chairman of the Board of
                                        Directors
                                        March 27, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        /S/ FLOYD WARKOL
                                       -----------------------
                                        Floyd Warkol
                                        President, Chief Executive Officer,
                                        Secretary and Chairman of the Board of
                                        Directors
                                        March 27, 2000


                                        /S/ BURTON REYER
                                       -------------------------
                                        Burton Reyer
                                        Vice President and Director
                                        March 27, 2000


                                        /S/ ROBERT BRUSSEL
                                       --------------------------
                                        Robert Brussel
                                        Chief Financial Officer and Director
                                        March 27, 2000


                                        /S/ STANLEY KREITMAN
                                       ---------------------------
                                        Stanley Kreitman
                                        Director
                                        March 27, 2000


                                        /S/ DANIEL SPIEGEL
                                       ----------------------------
                                        Daniel Spiegel
                                        Director
                                        March 27, 2000

                                  EXHIBIT INDEX


    NO.                             DESCRIPTION


2.1+       Form of Modification of Lease Agreement dated as of May 1, 1998

3.i.2+     Amended and Restated Articles of Incorporation of the Registrant

3.ii.2+    Amended and Restated By-Laws of the Registrant

10.1+ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and the Registrant

10.2+ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and the Registrant

10.3+ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Floyd Warkol

10.4+ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Burton Reyer

10.5+ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc. the Registrant and Floyd Warkol

10.6+ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc. the Registrant and Burton Reyer

21.1+      List of Subsidiaries

27*        Financial Data Schedule
---------------------------
*  Filed herewith.
+  Previously Filed.