Form 10-Q
period 2000-03-31
KSW INC
filed 2000-05-10
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File Number 0-27290

KSW, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3191686 (I.R.S. Employer Identification Number)

37-16 23rd Street, Long Island City, New York (Address of principal executive offices)	11101 (Zip Code)

718-361-6500
(Registrant’s telephone number, including area code)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common stock, $.01 par value	Outstanding March 31, 2000 5,468,644

This is page 1 of 14 pages.
Index to exhibits is on page 12.

KSW, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2000

TABLE OF CONTENTS

Page No.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet - March 31, 2000 and December 31, 1999	3

Consolidated Statements of Operation - Three months ended March 31, 2000 and 1999	4

Consolidated Statements of Cash Flow - Three months ended March 31, 2000 and 1999	5

Notes to Consolidated Financial Statements	6

Independent Accountants' Review Report	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

PART II   OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 2	Changes in Securities and Use of Proceeds	10
Item 3	Defaults Upon Senior Securities	10
Item 4	Submission of Matters to a Vote of Security Holders	10
Item 5	Other Information	10
Item 6	Exhibits and Reports on Form 8-K	10

SIGNATURES	11

INDEX TO EXHIBITS	12

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  March 31, 2000                    Dec. 31, 1999
ASSETS                                             (unaudited)

Current assets:
   Cash and cash equivalents                         $   6,288                          $  6,651
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/00 and 12/31/99                               11,414                            10,606
   Retainage receivable                                  3,987                             4,122
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                     550                               338
   Prepaid expenses and other                              306                               218
                                                       --------                          --------
      Total current assets                              22,545                            21,935

Property and equipment, net of accumulated
   depreciation of $1,539 and $1,494 at 3/31/00
   and 12/31/99 respectively                               384                               384

Other Assets:
   Goodwill, net of accumulated amortization
   of $1,209 and $1,170 at 3/31/00 and 12/31/99          3,781                             3,820
Other                                                        8                                 8
                                                       --------                         --------

Total Assets                                           $26,718                           $26,147
                                                       =======                           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable                                  $    7,070                        $    6,270
   Retainage payable                                     1,688                             1,774
   Accrued payroll and related benefits                    905                             1,165
   Accrued expenses                                        431                               369
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                    4,953                             5,334
                                                    ----------                         ---------
        Total current liabilities                       15,047                            14,912
   Long-term liabilities                                    63                                40
                                                       -------                          --------
        Total liabilities                               15,110                            14,952
                                                     ----------                       ----------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,468,644 shares issued
     and outstanding at March 31, 2000 and
     December 31, 1999                                      54                                54
   Additional paid-in capital                            9,726                             9,726
   Retained earnings                                     1,828                             1,415
                                                     ---------                           -------
       Total stockholders' equity                       11,608                            11,195
                                                     ---------                           -------

   Total Liabilities and Stockholders' Equity        $  26,718                           $26,147
                                                     =========                           =======

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATION
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                       Three Months         Three Months
                                                     Ended March 31,      Ended March 31,
                                                     ----------------     ---------------
                                                           2000                 1999
                                                           ----                 ----
Revenues:
    Contracts                                           $    12,038          $     8,904
    Fees                                                          3                   12
    Interest                                                     80                   12
                                                        -----------          -----------
                                                             12,121                8,928
Direct costs                                                 10,206                7,874
                                                        -----------          -----------

Gross profit                                                  1,915                1,054

Selling, general and administrative expenses                  1,164                  920
Interest                                                          8                    7
                                                        -----------          -----------

Income before provision for income taxes                        743                  127

Provision for income taxes                                      330                   40
                                                        -----------          -----------

Net income                                              $       413          $        87
                                                        ===========          ===========

Net income per common share - basic                     $       .08          $       .02
                                                        ===========          ===========
Net income per common
   share - diluted                                      $       .07          $       .02
                                                        ===========          ===========

Weighted average common
   shares outstanding - basic                             5,468,644            5,468,644
                                                        ===========          ===========

Weighted average common
   shares outstanding diluted                             5,654,834            5,468,644
                                                        ===========          ===========

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                  (unaudited)

                                                         Three Months                    Three Months
                                                            Ended                             Ended
                                                         March 31, 2000                   March 31, 1999
                                                         --------------                   --------------

Cash flows from operating activities:
   Net income                                           $      413                         $       87
   Adjustments to reconcile net income
     to cash provided by (used in) operating
     activities:
         Depreciation and amortization                          84                                 84
  Changes in operating assets
           and liabilities:
            Accounts and retainage receivable                 (673)                              (639)
            Costs and estimated earnings in
               excess of billings on uncompleted
           contracts                                          (212)                               170
            Prepaid expenses and other                         (88)                               (72)
            Accounts and retainage payable                     714                               (339)
            Accrued payroll and related benefits              (260)                                36
            Accrued expenses                                    62                                 (4)
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                       (381)                               (88)
                                                          -----------                        ----------

Net cash used in
   operating activities                                       (341)                              (765)
                                                          ------------                       ----------

Cash flows from investing activities:
   Purchase of property and equipment                          (45)                                (3)
   Other liabilities                                            23                                (10)
                                                           ------------                      ----------
Net cash used in investing
   activities                                                  (22)                               (13)
                                                           ------------                      ----------

Net decrease in cash and cash
   equivalents                                                (363)                              (778)
Cash and cash equivalents, beginning of period               6,651                              2,404
                                                           ------------                      ----------

Cash and cash equivalents, end of period                  $  6,288                         $    1,626
                                                           ============                      ==========

  See Accountants' review report and notes to Consolidated Financial Statements

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (unaudited)

1.   In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2.   The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

a.	Co-op City. In February, 1999 the Company sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362,290. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252,122. The action is in the discovery stage. The court has set a discovery cut-off date of December 15, 2000 and the case may be placed on the trial calendar on January 15, 2001. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful.

b.	Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $12,141,000., plus punitive damages. The December 28, 1995 Distribution of stock was described in a Form 10 Registration filed with the Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit and is aggressively defending the case.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, retained earnings, and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

White Plains, New York
April 27, 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues for the first quarter ending March 31, 2000 increased 36% or $3,193,000 to $12,121,000, compared to $8,928,000 for the first quarter of 1999 due to the availability of work on existing projects. As of March 31, 2000 the Company had a backlog of $61,000,000 compared to $47,000,000 as of March 31, 1999.

Cost of Sales

Cost of sales for the first quarter increased by $2,332,000 or 30% to $10,206,000 from $7,874,000 as a result of the increase in revenue noted above.

Gross Profit

Gross profit increased by 82% or $861,000 from $1,054,000 in the first quarter of 1999 to $1,915,000 in the first quarter of 2000, primarily due to an increase in the profit margins on new projects. The gross profit percentage for the first quarter of 2000 was 15.8% compared to 11.8% for the first quarter of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A ”) increased from $920,000 for the first quarter of 1999 to $1,164,000 in first quarter of 2000 which represents an increase of $244,000 or 26% due to the increase in revenue. SG &A expenses for the first quarter of 2000 were 9.6% of revenue as compared to the first quarter of 1999 which was 10.3% of revenue.

Provision for Taxes

The tax provision for the three months ended March 31, 2000 was $330,000 as compared to a $40,000 for the same period in 1999, due to the profits for the respective periods. The company also had an $18,000 benefit in the first quarter of 1999 due to the over accrual of tax provisions in 1998.

Net Income

The net income for the first quarter of 2000 was $413,000 compared to $87,000 for the first quarter of 1999 due to the items mentioned above.

Liquidity and Cash Flow

For the first three months of 2000, cash used by operations was $341,000. For the same period in 1999 the cash used by operations was $765,000. The cash flow for the first quarter for 2000 was the result of the increase in sales volume which resulted in increased accounts and retainage receivable.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up costs for new projects or acquisitions. The Company has not used any portion of its revolving credit of $2,000,000 in the year 2000 and believes the credit facility will be adequate to fund any expansion for the remainder of the year.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

      The Company's market risk exposure with respect to financial instruments depends upon changes in the "prime rate" in the United States. We may borrow up to $2,000,000 under our credit facility. Amounts outstanding under the credit facility bear interest at the bank's prime rate plus 1.00%. At March 31, 2000, there were no amounts outstanding under the credit facility. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

PART II - Other Information

Item 1. Legal Proceedings

See Note 2 to the Notes To Consolidated Financial Statements.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits & Reports on Form 8-K

(a) Exhibits

      Exhibit 11 - Statement Regarding Computation of Per Share Earnings

      Exhibit 27 - Financial Data Schedule

(b) The Company did not file any Current Reports on Form 8-K during the first quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

Date: May 10, 2000
/s/ Robert Brussel
Robert Brussel
Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Page

11	Statement Regarding Computation of Per Share Earnings	13

27	Financial Data Schedule	14