Form 10-Q
period 2000-06-30
KSW INC
filed 2000-08-15
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

YES  X      NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common stock, $.01 par value	Outstanding June 30, 2000 5,468,644

This is page 1 of 14 pages.
Index to exhibits is on page 12.

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2000

TABLE OF CONTENTS

Page No.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets June 30, 2000 and December 31, 1999	3

Consolidated Statements of Operations Six Months and Second Quarter ended June 30, 2000 and 1999	4

Consolidated Statements of Cash Flows Six months ended June 30, 2000 and 1999	5

Notes to Consolidated Financial Statements	6

Independent Accountants' Review Report	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

PART II   OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 2	Changes in Securities	10
Item 3	Defaults Upon Senior Securities	10
Item 4	Submission of Matters to a Vote of Security Holders	10
Item 5	Other Information	10
Item 6	Exhibits and Reports on Form 8-K	10

SIGNATURE	12

INDEX TO EXHIBITS	13

KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                June 30, 2000     Dec. 31, 1999
                                                                -------------     -----------
ASSETS

Current assets:
   Cash and cash equivalents                                        $ 6,466           $6,651
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/00 and 12/31/99                                            12,752           10,606
   Retainage receivable                                               4,265            4,122
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                  365              338
   Prepaid expenses and other                                           256              218
                                                                   --------          --------
      Total current assets                                           24,104           21,935

Property and equipment, net of accumulated
   depreciation of $1,584 and $1,494 at 6/30/00
   and 12/31/99 respectively                                            374              384

Other Assets:
   Goodwill, net of accumulated amortization
   of $1,246 and $1,170 at 6/30/00 and 12/31/99                       3,744            3,820
Other                                                                     8                8
                                                                   --------          --------

Total Assets                                                        $28,230          $26,147
                                                                    =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable                                                  $ 7,411          $ 6,270
   Retainage payable                                                  1,891            1,774
   Accrued payroll and related benefits                               1,375            1,165
   Accrued expenses                                                     154              369
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 5,450            5,334
                                                                   --------          --------
        Total current liabilities                                    16,281           14,912
   Long-term liabilities                                                 55               40
                                                                   --------          --------
        Total liabilities                                            16,336           14,952
                                                                   --------          --------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,468,644 shares issued
     and outstanding at June 30, 2000 and
     December 31, 1999                                                   54               54
   Additional paid-in capital                                         9,726            9,726
   Retained earnings                                                  2,114            1,415
                                                                   --------          --------
       Total stockholders' equity                                    11,894           11,195
                                                                   --------          --------

   Total Liabilities and Stockholders' Equity                       $28,230          $26,147
                                                                    =======           ======

     See Accountants' review report and notes to Consolidated Financial Statements

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

                                          Six Months       Six Months       Three Months     Three Months
                                        Ended 6/30/00     Ended 6/30/99     Ended 6/30/00    Ended 6/30/99
                                        -------------     -------------     -------------    -------------
Revenues:
    Contracts                             $   26,701       $    16,610       $    14,663      $     7,706
    Fees                                          16                31                13               19
    Interest                                     168                23                88               11
                                          ----------       -----------       -----------      -----------
                                              26,885            16,664            14,764            7,736
Cost of Sales                                 23,258            14,643            13,052            6,769
                                          ----------       -----------       -----------      -----------

Gross Profit                                   3,627             2,021             1,712              967

Selling, general and
   administrative expenses                     2,331             1,867             1,167              947

Interest                                          13                13                 5                6
                                          ----------     -------------       -----------      -----------
Income before provision                        1,283               141               540               14
for income taxes

Provision for income taxes                       584                48               254                8
                                          ----------       -----------       -----------      -----------

Net income                                $      699       $        93       $       286      $         6
                                          ==========       ===========       ===========      ===========

Net income per common share
   - basic                                $      .13        $     0.02        $      0.5       $     0.00
                                          ==========        ==========        ==========       ==========
Net income per common
   share - diluted                        $      .12       $      0.02       $       .05      $      0.00
                                          ==========       ===========       ===========      ===========

Weighted average common
   shares outstanding - basic              5,468,644         5,468,644         5,468,644        5,468,644
                                          ==========       ===========       ===========      ===========

Weighted average common
   shares outstanding diluted              5,659,226         5,654,834         5,663,535        5,468,644
                                          ==========       ===========       ===========      ===========

     See Accountants' review report and notes to Consolidated Financial Statements

KSW, INC. and SUBSIDIARY
Consolidated Statements of Cash Flow

                                                                    Six Months           Six Months
                                                                   Ended 6/30/00       Ended 6/30/99
                                                                   -------------       -------------
Cash Flows from operating activities:
Net Income (Loss)                                                   $       699          $       93
Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation and Amortization                                             166                 167
Changes in Operating Assets & Liabilities
  Accounts and Retainage Receivable                                      (2,289)               (673)
  Costs and Estimated Earnings in excess of billings
  on uncompleted                                                            (27)                257
contracts
  Prepaid Expenses and other receivables                                    (38)                 26
  Accounts and Retainage                                                  1,258                (510)
  Accrued Salaries and Related Benefits                                     210                 (33)
  Accrued Expenses                                                         (215)                (51)
  Billings in excess of costs and estimated earnings on
   uncompleted
                                                                            116               1,308
                                                                      ---------          ----------
Net Cash provided by Operating Activities:                                                      584
                                                                      ---------          ----------
                                                                           (120)
                                                                      ---------          ----------
Cash Flows from Investing Activities:
  Purchase of Property and Equipment
                                                                            (80)                (12)
                                                                      ---------          ----------

Net Cash provided by (used in)investing activities
                                                                            (80)                (12)
                                                                      ---------          ----------

Cash Flows from Financing Activities:
  Long-term Liabilities
                                                                             15                 (17)
                                                                      ---------          ----------
Net Cash used in Financing Activities

                                                                             15                 (17)
                                                                      ---------          ----------

Net Increase in Cash & Cash Equivalents                                    (185)                555
Cash & Cash Equivalents, beginning of period
                                                                          6,651               2,404
                                                                      ---------          ----------
Cash & Cash Equivalents, end of period                                $   6,446            $  2,959
                                                                      =========            ========

     See Accountants' review report and notes to Consolidated Financial Statements

KSW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. In the opinion of the Company’s Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the six and three month periods ended June 30, 2000 and 1999. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

a.	Co-op City. In February of 1999, the Company sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362,290. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252,122. The action is in the discovery stage. The court has set a discovery cut-off date of December 15, 2000, and unless the Court extends this deadline, this case may be placed on the trial calendar on January 15, 2001. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful.

b.	Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit and is aggressively defending the case.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of operations, retained earnings, and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended not presented herein; and in our report dated July 27, 2000, we expressed an unqualified opinion on those consolidated financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
July 27, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues for the second quarter of 2000 increased by 91% or $7,028,000 to $14,764,000 compared to $7,736,000 for the second quarter of 1999. During the first six months of 2000, revenues increased 61% or $10,221,000 to $26,885,000 compared to $16,664,000 for the first six months of 1999. These increases in revenues for the second quarter and the first six months of 2000 were due to work on new construction projects the Company has taken. On January 1, 1999 the Company had a backlog of $36,000,000 which increased to $50,000,000 at June 30, 1999; however, no substantial work was done on the new projects booked in the first half of 1999 until the third quarter of 1999. The Company’s backlog at June 30, 2000 is $54,000,000.

Cost of Sales

Cost of sales for the second quarter 2000 increased by $6,283,000 or 93% to $13,052,000 from $6,769,000 as a result of the increase in sales revenue noted above. Cost of sales for the first six months of 2000 increased by $8,615,000 or 59% to $23,258,000 from $14,653,000 for the same reason.

Gross Profit

Gross profit increased by 77% or $745,000 from $967,000 for the second quarter of 1999 to $1,712,000 in the second quarter of 2000. During the first six months gross profit increased from $2,021,000 in 1999 to $3,627,000 for the same period in 2000, an increase of $1,606,000 or 80%. Gross profit for the second quarter of 2000 was 11.6% as compared to 12.5% for the second quarter of 1999. Gross profit for the first six months of 2000 rose to 13.5% as compared to 12.1% for the first six months of 1999.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased from $947,000 for the second quarter of 1999 to $1,167,000 for the second quarter of 2000, an increase of $220,000 or 23%. For the six months ended June 30, 2000, SG&A expenses increased $464,000 or 25% from $1,867,000 to $2,331,000. The increases were due to the significant increase in sales volume. For the second quarter and first six months of 2000 the SG&A was 7.9% and 8.7% of sales respectively, compared to 12.2% and 11.2% for the same periods in 1999.

Provision for Taxes

The tax provision for the three months ended June 30, 2000 was $254,000 as compared to $8,000 for the same period in 1999. For the six months ended June 30, 2000 the tax provision was $584,000 compared to $48,000 for the same period in 1999. The tax provision for periods in 2000 was approximately 46% of taxable income. For the first six months ended June 30, 1999 it was slightly lower at 34% due to a reversal of an over accrual of 1998 taxes in the first quarter of 1999.

Net Income

The net income for the second quarter of 2000 was $286,000 compared to $6,000 for the second quarter of 1999 due to the items mentioned above. For the six months ended June 30, 2000 there was a net profit of $699,000 compared to a profit of $93,000 for the same period in 1999, an increase of $606,000 or 652%.

Liquidity and Cash Flow

For the first six months of 2000, cash used by operations was $120,000. For the same period in 1999 the cash provided by operations was $584,000. The small decrease in cash flow for the first half of 2000 was due to the increase in accounts and retainage receivable as a result of the increased sales volume.

The Company recently signed a new one year line of credit facility with Merrill Lynch for $2,000,000. The line of credit calls for borrowing at 3% over the 30 day dealer Commercial Paper Rate which at June 30, 2000 was .1% over prime. In addition, to obtaining a lower rate, the Company was able to significantly lower its banking fees by changing its banking relationship with Merill Lynch.

The Company has no significant capital improvements projected over the next year; however, the Company is currently investigating new lines of business which may require additional funds for start up costs.

Forward-Looking Statements

All statements contained herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts, including but not limited to statements regarding the Company’s current business strategy, and plans for future development and operations are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the control of the Company. Actual results may differ materially. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such, speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure with respect to financial instruments depends upon changes in the "30 day Dealer Commercial Paper Rate". The Company may borrow up to $2,000,000 under its credit facility. At June 30, 2000, there were no amounts outstanding under the credit facility. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

PART II - Other Information

Item 1. Legal Proceedings

See Note 2 to Consolidated Financial Statements.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual meeting on May 11, 2000, the stockholders approved the following resolutions:

a.	The stockholders re-elected Robert Brussel as a Class II director to serve for a term of three years. There were 4,084,453 shares voted for the resolution and 7,575 shares voted against it.

b.	The stockholders ratified the appointment of Marden, Harrison & Kreuter as independent auditors for the Company for the year 2000. There were 4,087,814 shares voted for the resolution, 2,467 shares voted against it and 1,747 abstentions.

Item 5. Other Information

None.

Item 6. Exhibits & Reports on Form 8-K

a.	Exhibits

Exhibit 11 - Statement Regarding Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

b.	The Company did not file any Current Reports on Form 8-K during the second quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

Date:  August 14 , 2000

/s/ Robert Brussel Robert Brussel Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

                                                                          Sequentially
Exhibit                                                                   Numbered
Number                            Description                             Page
------                            -----------                             -------------

  11          Statement Regarding Computation of Per Share Earnings             13

  27          Financial Data Schedule                                           14