Form 10-Q
period 2000-09-30
KSW INC
filed 2000-11-14
CIK 1004125

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-27290

                                    KSW, INC.
                                    ---------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                       11-3191686
      --------                                       ----------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

37-16 23RD STREET, LONG ISLAND CITY, NEW YORK                 11101
---------------------------------------------                 -----
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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


                  CLASS                                   OUTSTANDING
                  -----                                   SEPTEMBER 30, 2000
         COMMON STOCK, $.01 PAR VALUE                         5,468,644
--------------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 15 PAGES.
                         INDEX TO EXHIBITS IS ON PAGE 13

                                    KSW, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                        --------------------------------

                                TABLE OF CONTENTS

                                                                       PAGE NO.
--------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheet -                               3
                  September 30,  2000 and December 31, 1999

                  Consolidated Statements of Operation -                     4
                  Nine months and three months ended September 30, 2000
                  and 1999

                  Consolidated Statements of Cash Flows -                    5
                  Nine months ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements                 6

                  Independent Accountants' Review Report                     7

Item 2.           Management's Discussion and Analysis of                    8
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About             10
                  Market Risk
--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                          11
Item 2            Changes in Securities and Use of Proceeds                  11
Item 3            Defaults Upon Senior Securities                            11
Item 4            Submission of Matters to a Vote of Security Holders        11
Item 5            Other Information                                          11
Item 6            Exhibits and Reports on Form 8-K                           11
--------------------------------------------------------------------------------
SIGNATURES                                                                   12
INDEX TO EXHIBITS                                                            13
--------------------------------------------------------------------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     September 30, 2000  Dec. 31, 1999
                                                     ------------------  -------------
ASSETS                                                   (unaudited)
Current assets:
   Cash and cash equivalents                               $ 7,404          $ 6,651
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     9/30/00 and 12/31/99                                   10,367           10,606
   Retainage receivable                                      3,982            4,122
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                         414              338
   Prepaid expenses and other receivables                      259              218
                                                           -------          -------
      Total current assets                                  22,426           21,935

Property and equipment, net of accumulated
   depreciation of $1,610 and $1,494 at 9/30/00
   and 12/31/99 respectively                                   365              384

Other Assets:
   Goodwill, net of accumulated amortization of $1,285
   and $1,170 at 9/30/00 and 12/31/99 respectively           3,705            3,820
   Other                                                         8                8
                                                           -------          -------

TOTAL ASSETS                                               $26,504          $26,147
                                                           =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable                                         $ 6,421          $ 6,270
   Retainage payable                                         1,838            1,774
   Accrued payroll and related benefits                      1,155            1,165
   Accrued expenses                                            332              369
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                        5,120            5,334
                                                           -------          -------
        Total current liabilities                           14,866           14,912
   Long-term liabilities                                        59               40
                                                           -------          -------
        Total liabilities                                   14,925           14,952
                                                           -------          -------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,468,644 shares issued
     and outstanding at 9/30/00 and 12/31/99                    54               54
   Additional paid-in capital                                9,726            9,726
   Retained earnings                                         1,799            1,415
                                                           -------          -------
       Total stockholders' equity                           11,579           11,195
                                                           -------          -------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $26,504          $26,147
                                                           =======          =======

See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                         Nine Months          Nine Months         Three Months         Three Months
                                        Ended 9/30/00        Ended 9/30/99        Ended 9/30/00        Ended 9/30/99
                                        -------------        -------------        -------------        -------------
REVENUES:
    Contracts                             $   37,785          $    31,005          $    11,084          $    14,395
    Fees                                          46                  221                   30                  190
    Interest                                     236                   61                   68                   38
                                          ----------          -----------          -----------          -----------
                                              38,067               31,287               11,182               14,623
Cost of Sales                                 33,749               26,963               10,491               12,320
                                          ----------          -----------          -----------          -----------

GROSS POFIT                                    4,318                4,324                  691                2,303

Selling, general and administrative
expenses                                       3,587                3,097                1,256                1,230
Interest                                          20                   20                    7                    7
                                          ----------          -----------          -----------          -----------

Profit/(Loss) before provision for               711                1,207                (572)                1,066
income taxes

Provision/(benefit)  for income                  327                  540                (257)                  492
taxes                                     ----------          -----------          -----------          -----------

NET PROFIT/(LOSS)                         $      384          $       667          $     (315)          $       574
                                          ==========          ===========          ===========          ===========

Net Profit/(loss) per common share        $     0.07          $      0.12          $    (0.06)          $      0.10
- basic                                   ==========          ===========          ===========          ===========

Weighted Average Common                   $5,468,644          $ 5,468,644          $ 5,468,644          $ 5,468,644
Shares outstanding - basic                ==========          ===========          ===========          ===========

Net Profit/(loss) per common share        $      .07          $      0.12          $    (0.06)          $      0.10
- diluted                                 ==========          ===========          ===========          ===========

Weighted average common
   shares outstanding diluted              5,656,976           5,468,644             5,654,834            5,468,644
                                          ==========          ===========          ===========          ===========


See Accountant's review report and notes to consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months         Three Months
                                                          Ended 9/30/00        Ended 9/30/99
                                                          -------------        -------------

Cash flows from operating activities:
   Net income                                              $   384                $   667
   Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Depreciation and amortization                            250                    239
  Changes in operating assets
           and liabilities:
            Accounts and retainage receivable                  379                 (7,746)
            Costs and estimated earnings in
             excess of billings on uncompleted
              contracts                                        (76)                  (125)
            Prepaid expenses and other                         (41)                   223
            Accounts and retainage payable                     215                  3,831
            Accrued payroll and related benefits               (10)                   371
            Accrued expenses                                   (37)                    66
            Billings in excess of costs and
             estimated earnings on uncompleted
             contracts                                        (214)                 3,845
                                                            -------                -------

Net cash provided by
   operating activities                                        850                  1,371
                                                            -------                -------


Cash flows from investing activities:
  Purchase of property and equipment                          (116)                   (80)
  Other Assets                                                   0                    300
  Other liabilities                                             19                     (9)
                                                            -------                -------

Net cash used in investing
  activities                                                   (97)                   211
                                                            -------                -------


Net increase in cash and cash
  equivalents                                                  753                  1,582
Cash and cash equivalents, beginning of period               6,651                  2,404
                                                            -------                -------


Cash and cash equivalents, end of period                   $ 7,404                $ 3,986
                                                           =======                =======



See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.



2. The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations other than (b) below. The following are the material lawsuits in which the Company is a party:


a. Co-op City. In February, 1999 the Company sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,362,290. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,252,122. The action is in the discovery stage. The court has ordered that the case be placed on the trial calendar by March 23, 2001. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful.


b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000. plus punitive damages. The December 28, 1995 Distribution of stock was described in a Form 10 Registration filed with the Securities and Exchange Commission. The Company believes that the lawsuit is without merit and is aggressively defending the case.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations for the three month and nine month periods then ended and consolidated statements of cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
October 25, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


RESULTS OF OPERATIONS

REVENUES

Total revenues for the third quarter of 2000 decreased by $3,441,000 or 24% to $11,182,000 from $14,623,000 for the third quarter of 1999. During the first nine months of 2000, revenues increased by $6,780,000 or 22% to $38,067,000 from $31,287,000 for the first nine months of 1999. The decrease in revenues for the third quarter was due to a delay in starting several new projects which were scheduled to start in the second quarter but were delayed until the beginning of the fourth quarter. The increase for the first nine months was because revenues were low in the first half of 1999. Backlog at September 30, 2000 was $62,000,000 as compared to a backlog of $64,000,000 at September 30, 1999.

COST OF SALES

Cost of sales for the third quarter of 2000 decreased by $1,829,000 or 15% to $10,491,000 from $12,320,000 for the third quarter of 1999. Cost of sales for the first nine months of 2000 increased by $6,786,000 or 25% to $33,749,000 from $26,963,00 for the first nine months of 1999. The increase/decrease were due to the respected increase/decrease in sales revenues noted above.

GROSS PROFIT

Gross profit for the third quarter of 2000 decreased by $1,612,000 or 70% to $691,000 from $2,303,000 in the third quarter of 1999. During the first nine months of 2000 gross profit decreased by $6,000 to $4,318,000 compared to $4,324,000 for the first nine months of 1999. Gross profit percentage for the third quarter of 2000 declined to 6.2% as compared to 15.7% for the third quarter of 1999. Gross profit percentage for the first nine months of 2000 was 11.3% as compared to 13.8% for the first nine months of 1999. The decline in gross profit during the third quarter of 2000 was due to lower than expected productivity and higher labor costs due to full employment in the industry and the competition for the limited workforce available. The company is currently factoring these additional labor costs into its bidding process for new projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the third quarter of 2000 increased by $26,000 or 2% to $1,256,000 from $1,230,000 for the third quarter of 1999. The SG&A expense for 2000 includes an additional $280,000 of legal fees accrued for the Co-Op City and Helionetics legal proceedings (see Notes To Consolidated Financial Statements). For the nine months ended September 30, 2000, SG&A expenses increased by $490,000 or 16% from $3,097,000 in 1999 to
$3,587,000 for the first nine months of 2000 due to increased volume and the additional legal fees noted above. For the first nine months of 2000 the SG&A was 9.4% of revenue versus 9.9% of revenue for 1999.

PROVISION FOR TAXES

The tax benefit for the three months ended September 30, 2000 was $257,000 as compared to a provision of $492,000 for the same period in 1999, due to the profit/(loss) for respective periods. The tax provision for the nine months ended September 30, 2000 was $327,000 compared to $540,000 for the same period in 1999, due to the profit for the respective periods. In all periods the tax provision was approximately 45% of the profit/(loss) before provision for income taxes.

NET PROFIT/(LOSS)

The net loss for the third quarter of 2000 was $315,000 compared to a profit of $574,000 for the third quarter of 1999 due to the items mentioned above. For the nine months ended September 30, 2000 there was a net profit of $384,000 compared to net profit of $667,000 for the same period in 1999.

LIQUIDITY AND CASH FLOW

For the first nine months of 1999, cash provided by operations was $850,000. For the same period in 1999 the cash provided by operations was $1,371,000. The positive cash flow for both periods was due to the profit for the period as well as more effective collection of receivables.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up costs for new projects. The Company has not used any portion of its revolving credit of $2,000,000 with Merril Lynch for the year 2000 and believes the credit facility will be adequate to fund any expansion for the remainder of the year.

FORWARD-LOOKING STATEMENTS

All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, and plans for future development and operations are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many which are not within the control of the Company. Actual results may differ materially. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such, speak only as of the date made.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK
         -----------


The Company's market risk exposure with respect to financial instruments depends upon changes in the 30 day dealer commercial paper rate. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30 day dealer commercial paper rate. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


See Note 2 to Consolidated Financial Statements.


ITEM 2.   CHANGE IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION.

(a) Exhibits

         Exhibit 11 - Statement Regarding Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KSW, INC.



Date:  November 9, 2000
                                    /s/ Robert Brussel
                                    -------------------------------------------
                                    Robert Brussel
                                    Chief Financial Officer

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