Form 10-K405
period 2000-12-31
KSW INC
filed 2001-03-28
CIK 1004125

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2000

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

               37-16 23rd Street, Long Island City, New York 11101
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of March 23, 2001, there were 5,470,311 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2001 was $3,681,765 (based on a price of $.875 per share).

                                    KSW, INC

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I

     Item 1.      Business........................................................................................4
     Item 2.      Properties......................................................................................9
     Item 3.      Legal Proceedings...............................................................................9
     Item 4.      Submission of Matters to a Vote of Security Holders............................................10

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................11
     Item 6.      Selected Financial Data........................................................................12
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........13
     Item 7A.     Quantitative and Qualitative Disclosure About Market Risk......................................17
     Item 8.      Financial Statements and Supplementary Data....................................................17
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........17

PART III

     Item 10.     Directors and Executive Officers of the Registrant.............................................18
     Item 11.     Executive Compensation.........................................................................19
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................23
     Item 13.     Certain Relationships and Related Transactions.................................................24

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................25

SIGNATURES.......................................................................................................51


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

         Total revenues for 2000 were $ 52,548,000. The Company believes that it is most competitive on large projects, where its skill sets are most valued. Some of the Company's ongoing projects include the following: Bear Stearns World Headquarters, Morgan Stanley World Headquarters, MCI/Worldcom Metro Access Project, and the New Federal Court House and U.S. Post Office/Courthouse, both in Brooklyn, NY. The construction industry in the New York City metropolitan area is healthy and the Company believes that it is well positioned to continue obtaining a substantial number of new contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Company's management pioneered the concept of managing the mechanical trade portion of construction. On larger complex projects (generally those having a mechanical portion valued over $20 million), it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors or construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company or its subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors, calculates subcontractor bids, negotiates subcontracts and coordinates the work. Trade management helps to remove gaps between contractual responsibilities, reduce disputes and claims between trades, and simplify the bonding process. This coordination makes a significant difference in keeping a project on schedule and within budget.

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

         BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $ 62,000,000 as of December 31, 2000.

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

         COMPETITION. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, some of these large competitors are unfamiliar with the New York City metropolitan area. The Company competes favorably in New York City with respect to such companies because of its reputation in the area and its knowledge of the local labor force. There are many smaller contractors and subcontractors in the New York City metropolitan area. The Company believes it has a competitive advantage over smaller competitors due to the barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

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

         EMPLOYEES. At December 31, 2000, the Company had 50 permanent, full time employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

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

         For the year ended December 31, 2000, work under contracts with three customers: Turner Construction, J.A. Jones-GMO, LLC., and Bovis Lend Lease, Inc., amounted to 20%, 19%, and 15% of the Company's total revenues, respectively.

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

         OTHER MATTERS. The Company does not own any patents, patent rights, or similar intellectual property, and none are material to its business. The Company's business is not subject to large seasonal variations. The Company expended no funds for research and development in 1998 or 1999.

         During 2000, the Company expended approximately $125,000 investigating the feasibility of entering the commercial fuel cell energy business through ventures with fuel cell manufacturers. The Company believes such arrangements to be a long-term potential opportunity, as the market recognizes the commercial potential of local power generation and the availability of products increase. No research and development costs are anticipated in 2001.

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

         The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices, 10,000 square foot of shop space and an adjacent 5,000 square foot storage yard. This lease is a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently $20,500 per year), maintenance, insurance and utilities. The lease will expire on December 31, 2002. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

         The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or operations. The following are the material lawsuits in which the Company is a party:

         a. Co-op City. In February 1999, the Company sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,770,919 as adjusted. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734. Discovery has been completed and the action placed on the trial calendar. The case should be tried within the next twelve months. While the Company and its counsel believes this lawsuit has merit, there is no guaranty the claim will ultimately be successful.

         b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 distribution of stock was described in a Form 10 Registration Statement filed with Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit, has accrued costs for litigation expenses, and is aggressively defending the case. On March 15, 2001, the Court denied a motion for summary judgment filed by the Plaintiff, and also denied a cross-motion for summary judgment filed by the Company and its Directors, except the Court dismissed the case against Director Robert Brussel. The Court found that there were issues of fact requiring a trial on the merits, and scheduled a further hearing on May 3, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of the shareholders at the Company's Annual Meeting held on May 11, 2000.

         a. Election of Director. The following person was elected as Class I director to serve for a term of three years:

                                Number of Shares
                                ----------------
                                                             Voted against
              Name                  Voted for                 or withheld
              ----                  ---------                 -----------
         Robert Brussel             4,084,452                    7,575


Of the remaining four directors, two will stand for election in 2001 and the remaining two will stand for election in the year 2002.

         b. Appointment of Independent Auditors. The stockholders ratified the appointment of Marden Harrison & Kreuter, CPA's P.C. as independent auditors for the Company for 2000. There were 4,087,814 shares voted for approval, 2,467 shares voted against and 1,747 abstentions.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

         At March 23, 2001, the Company had 5,470,311 shares of KSW Common Stock issued and outstanding held by approximately 5,800 shareholders of record.

         Currently, the Company intends to retain earnings for future growth, and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company did not pay dividends in 1999 or 2000.

         The following information on high and low trading ranges is provided for 2000 and 1999 based on intra-day trading information.

                                                          2000                                   1999
                                                          ----                                   ----
                Quarter                         High                Low                High                Low
                -------                         ----                ---                ----                ---
First...............................          $  3.38            $  1.31             $  1.06            $   .81
Second..............................             2.75               1.69                1.12               1.03
Third...............................             2.50               1.69                1.12               1.00
Fourth..............................             2.13               1.25                1.50               1.00


ITEM 6. SELECTED FINANCIAL DATA

         The following summary of certain financial information relating to the Company for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 is derived from, and is qualified by reference to, the financial statements for those years, audited by Marden, Harrison & Kreuter CPA's, P.C. each of which is included herein, and should be read in conjunction with such financial information.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                           2000            1999            1998             1997            1996
INCOME STATEMENT:
Revenues........................            $ 52,548       $44,847         $39,631          $66,184         $46,374
Direct costs....................              48,249        38,029          36,434           62,005          42,600
Gross profit....................               4,299         6,818           3,197            4,179           3,794
Operating expenses..............               4,728         4,308           4,397            4,030           3,970
Selling, general, administration,
   depreciation, interest and
   income tax expenses..........               4,565         5,451           3,831            4,020           3,898
Income (loss) before income taxes
                                               (429)         2,510         (1,200)              149           (176)
Net (loss) income...............               (266)         1,367           (634)              159           (104)
Net (loss) income per share - Basic
                                               (.05)           .25           (.12)              .03           (.02)
Net (loss) income per share -
   Diluted......................               (.05)           .25           (.11)              .03           (.02)
Number of shares used in computation
Basic...........................           5,468,991     5,468,644       5,463,505        5,528,311       5,440,008
Diluted.........................           5,641,050     5,468,644       5,655,195        5,796,893       5,568,429
BASIC SHEET DATA:
Total assets....................              28,263        26,147          21,273           26,269          28,734
Working capital.................               6,996         7,023           5,194            5,809           5,582
Current liabilities.............              17,255        14,912          11,388           15,700          18,195
Long-term liabilities...........                  51            40              57               70               0
Stockholders' equity............              10,957        11,195           9,828           10,499          10,539

OTHER DATA:
Current ratio...................              1.41:1        1.47:1          1.46:1           1.37:1          1.31:1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2000, 1999 and 1998.

OVERVIEW

         The Company's contracts most often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incurs direct costs. Contract costs include all direct material and labor costs and those other direct costs related to contract performance including, but not limited to, subcontractor's costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are performed. The Company has not been subject to a material loss in connection with such retentions, although at times legal procedures have been required to collect retentions due the Company.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated.

                                                2000                       1999                       1998
                                                ----                       ----                       ----
                                        AMOUNT       PERCENT        AMOUNT       PERCENT       AMOUNT       PERCENT
                                        ------       -------        ------       -------       ------       -------
                                                                   (DOLLARS IN THOUSANDS)
NET SALES:
Contracts........................         $52,502         99.9      $44,506          99.2     $39,587           99.9
Fees.............................              46           .1          341            .8          44             .1
                                        ---------    ---------   ----------    ----------   ----------    ----------
Total............................          52,548        100.0       44,847         100.0       39,631         100.0
COSTS OF SALES...................          48,249         91.8       38,029          84.8       36,434          91.9
                                        ---------    ---------   ----------    ----------   ----------    ----------
GROSS PROFIT..........                      4,299          8.2        6,818          15.2        3,197           8.1
EXPENSES
   Selling, general, administrative
     and interest expenses.......           4,728          9.0        4,308           9.6        4,397          11.1
                                        ---------    ---------   ----------    ----------   ----------    ----------

INCOME/(LOSS) BEFORE PROVISION FOR
INCOME TAXES.....................           (429)         (.8)        2,510           5.6      (1,200)         (3.0)

PROVISION FOR INCOME TAXES.......           (163)         (.3)        1,143           2.6        (566)         (1.4)
                                        ---------    ---------   ----------    ----------   ----------    ----------

NET INCOME/(LOSS).............          $   (266)         (.5)       $1,367           3.0       $(634)         (1.6)
                                        =========    =========   ==========    ==========   ==========    ==========

                                    KSW, INC
                       COMPUTATION OF NET INCOME PER SHARE
                       (000'S EXCEPT NET INCOME PER SHARE)

                                                 BASIC      DILUTED        BASIC        DILUTED       BASIC        DILUTED
                                                 2000         2000          1999         1999          1998          1998
                                                 ----         ----          ----         ----          ----          ----
Weighted average common shares........          5,469        5.469         5,469         5,469        5,464         5,464
Common stock & common stock equivalents
  using the Treasury stock method.....                         172             0             0            0           191
                                                -----      -------      --------      --------     --------      --------
Total shares outstanding for purposes of
  Calculating basic & diluted
  earnings/(loss) per share...........          5,469        5,641         5,469         5,469        5,464         5,655
                                                =====        =====      ========      ========     ========      ========
Net income (loss) as reported.........         $(266)       $(266)        $1,367        $1,367       $(634)        $(634)
                                               ======       ======      ========      ========     ========      ========
Net  income  (loss) per  share-basic  and
    diluted...........................        $( .05)      $( .05)          $.25          $.25      $ (.12)       $ (.11)
                                              =======      =======      ========      ========     ========      ========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


         Total revenue increased by $7,701,000 or 17.2% to $52,548,000 for the year ended December 31, 2000, compared to $44,847,000 for the same period in 1999. The increase in revenue was due to an increase in the value of jobs booked which is reflected in the increase in backlog at the beginning of 2000, $60,000,000, as compared to the backlog at the beginning of 1999, $36,000,000, an increase of 67%. In addition, the Company received new work of $50,000,000 and increases during the year to existing contracts in the form of change orders. Since most of the work is multi-year contracts only a portion of the available work was completed during the year 2000, the balance is reflected in the Company's backlog of $62,000,000 as of December 31, 2000.

         Cost of sales increased by $10,220,000 or 26.9% to $48,249,000 for the year ended December 31, 2000 compared to $38,029,000 for the comparable period in 1999 primarily as a result of the increases in revenue noted above and the additional labor costs discussed below.

         The gross margin decreased to 8.2% for the year ended December 31, 2000 compared to 15.2% for the year 1999 due to lower than expected productivity and higher labor costs due to full employment in the industry and the competition for the limited workforce available. This was especially true during the fourth quarter of 2000 when the Company had a gross loss of $19,000. The Company has factored these additional labor costs into its bidding process; however, during the fourth quarter of 2000 the Company was still working on older projects which were experiencing labor overruns.

         Selling, general and administrative expenses increased by $420,000 or 9.7% to $4,728,000 as compared to $4,308,000 in 1999; however, as a percentage of revenue they decreased to 9.0% of revenue as compared to 9.6% last year. The increases in selling, general and administrative expenses were due to $401,000 expensed for legal and consulting fees during 2000 for the Helionetics and Co-Op

City lawsuits described in Item 3. In addition, the Company spent $125,000 during 2000 investigating the feasibility of installing systems utilizing fuel cell energy and other alternative sources. Without these costs the selling, general and administrative costs would have decreased by $106,000. or 2.5% and would have been 8.0% of revenue compared to 9.6% in 1999.

         The income tax benefit for 2000 was $163,000 (38% of loss before taxes) as compared to a tax provision of $1,143,000 in 1999 (46% of income before taxes). This was due to certain state and local taxes paid during 2000 which were based on net worth.

         As a result of all the items previously mentioned, there was a net loss of $266,000 in 2000 compared to a net profit of $1,364,000 in 1999. During the fourth quarter 2000 the Company had a net loss of $ 650,000 due to the items mentioned above.

         During 2000 the Company earned 20%, 19% and 15% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of contract revenue in any given year.

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

         The gross margin increased to 15.2% for the year ended December 31, 1999 compared to 8.1% for the year 1998 due to an increase in labor efficiency and purchasing efficiencies as well as a better profit margin mix on new projects. In addition the 1998 gross profit was affected by the cost overruns of the Co-op City project.
Without these overruns the 1998 gross margin would have been 10.1%

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

         As a result of all the items previously mentioned, there was a $1,367,000 profit for 1999 as compared to a loss of $634,000 for 1998.

         During 1999 the Company earned 23%, 20% and 18% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of contract revenue in any given year.

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

         The Company believes its current cash resources are adequate to fund a moderate increase in sales volume in the next year. However, the Company's capital resources will not be sufficient to sustain the Company's long-term plans for growth. In addition to seeking new contracts, the Company is investigating expansion into new geographic areas. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations exclusively in the New York City metropolitan region.

         The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires July 2001. The line of credit calls for borrowing at 3% over the 30 day dealer commercial paper, which interest rate at December 31 was approximately equal to prime. The Company did not utilize the facility during 2000. As of December 31, 2000, there were no outstanding loans against the facility.

         The Company currently has no significant capital expenditure commitments.

         During the construction period, owners or general contractors may request that KSW perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and, sometimes litigation. Slow receipt on collections may also result from general contractor or owner financial difficulties. KSW tries to limit its financial exposure by refusing, whenever possible, to do work withou t a signed formal change order.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "forsee", "likely", "will" or other similar words or phrases. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not utilize futures, options or other derivative instruments. The Company has invested $500,000 in managed stock funds selected by Merill Lynch, and has invested a total of $1,000,000 in two tax exempt bond funds.


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

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

NAME                 AGE      TITLE
----                 ---      -----
Floyd Warkol         53       Chief Executive Officer, President, Secretary and
                              Chairman of the Board of Directors

Burton Reyer         66       Vice President and Director

Robert Brussel       58       Chief Financial Officer and Director

Stanley Kreitman     67       Director

Daniel Spiegel       75       Director

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

         Mr. Robert Brussel has been principally employed as Chief Financial Officer and Director of KSW and Chief Financial Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Brussel's term expires on May 11, 2003.

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

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and holders of more than ten percent are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the year ended December 31, 2000, its executive officers, directors and holders of more than ten percent complied with all applicable Section 16(a) filings requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth remuneration paid to executive officers of the Company for the years ended December 31, 2000, 1999 and 1998.

           NAME AND PRINCIPAL POSITION                             ANNUAL COMPENSATION
           ---------------------------                             -------------------
                                                        YEAR       SALARY                 BONUS
                                                        ----       ------                 -----
           Floyd Warkol                                 2000       $420,000               $0
           Chairman of the Board, President,            1999       $420,000               $252,605
           Secretary and Chief Executive Officer        1998       $600,000               $0


           Burton Reyer                                 2000       $240,000               $0
           Vice President                               1999       $240,000               $146,245
                                                        1998       $350,000               $0





           Robert Brussel                               2000       $145,000               $30,000
           Chief Financial Officer                      1999       $135,000               $37,500
                                                        1998       $135,000               $0


           James Oliviero                               2000       $160,000               $30,000
           General Counsel and Director of Investor     1999       $150,000               $37,500
           Relations                                    1998       $150,000               $0


         The Company and KSW Mechanical entered into a two-year employment contract and a noncompetition agreement with Mr. Warkol for the term of January 1, 1999 thru December 31, 2000. The employment contract provided for base annual compensation of $420,000. In addition, Mr. Warkol was entitled to receive, each year, an amount equal to 9.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Warkol, annual pretax profits excluded the effect of any income or expense on the Co-op City project, and excluded any bonuses due to Mr. Warkol or Mr. Reyer. Mr. Warkol was entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by the employee (at a cost of $3,595 per year) and a car with a chauffeur. Mr. Warkol was entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reported in which event he was entitled to receive full pay and benefits for the remainder of the term of the contract. The Company was not entitled to discharge Mr. Warkol for disability until he had been disabled for 180 consecutive days. Mr. Warkol's estate was entitled to two months pay in the event of his death. Mr. Warkol agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment contract and for two years thereafter.

         The Company and KSW Mechanical entered into a two-year employment contract and a noncompetition agreement with Mr. Reyer for the term January 1, 1999 thru December 31, 2000. The employment contract provided for base annual compensation of $240,000. In addition, Mr. Reyer was entitled to receive an amount each year, equal to 5.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Reyer, annual pretax profits excluded the effect of any income or expense on the Co-op City project and shall exclude any bonuses due Mr. Reyer and Mr. Warkol. Mr. Reyer was entitled to medical insurance, disability insurance with payments equal to 60% of base compensation and a $500,000 policy of life insurance payable as directed by the employee. Mr. Reyer was entitled to terminate his employment for good reason, i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company was not entitled to discharge Mr. Reyer for disability until he has been disabled for 180 consecutive days. Mr. Reyer's estate was entitled to two months pay in the event of his death. Mr. Reyer agreed that he will not compete in the mechanical contracting business in the

New York City metropolitan area for the term of his employment contract and for two years thereafter.

         While the Company has not entered into new written employment agreements with Mr. Warkol or Mr. Reyer, during 2001 they continue to receive the same financial renumeration as under the prior employment agreements.

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

         The following table shows the number of shares as to which options have been granted.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING
                                                                            UNEXERCISED       VALUE OF UNEXERCISED
                                                                          OPTIONS/SARS AT         IN-THE-MONEY
                                                                           YEAR END (#)      OPTIONS/SARS AT YEAR
                             SHARES ACQUIRED            VALUE              EXERCISABLE/      END ($) EXERCISABLE/
          NAME               ON EXERCISE (#)         REALIZED ($)          UNEXERCISABLE          UNEXERCISABLE
          ----               ---------------         ------------          -------------          -------------
Floyd Warkol                        0                      0                 300,000/0                 N/A
Burton Reyer                        0                      0                 150,000/0                 N/A
Robert Brussel                      0                      0                  25,000/0                 N/A
James Oliviero                      0                      0                  20,000/0                 N/A
Daniel Spiegel                      0                      0                  20,000/0                 N/A
Stanley Kreitman                    0                      0                6,667/13,333               N/A


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

                                           NUMBER OF                PERCENTAGE
                                             SHARES                 OWNERSHIP
                                             ------                 ---------
NAME OF BENEFICIAL OWNER
------------------------
Floyd Warkol                                  844,000       (1)        15.4%
Meadow Lane
Purchase, NY 10577



Burton Reyer                                  380,080       (2)         6.9%
17 Foxwood Road
Kings Point, NY 11024

Allen & Company                               312,500                   5.7%
711 Fifth Avenue
New York, NY

Robert Brussel                                 33,500                      *
365 Woodmere Blvd.
Woodmere, NY  11598

Stanley Kreitman                                    0                      *
375 Park Avenue (Suite 1606)
New York, NY  10022

Daniel Spiegel                                  5,000                      *
351 Twin Lakes Road
Teconic, CT 06079

All executive officers                      1,262,580                  23.1%
and directors as a group (5 persons)

-------------------------
*        Less than one percent.

(1) Includes 50,000 shares owned by the Floyd and Barbara Warkol Charitable Foundation, of which Mr. Warkol is a Trustee.

(2) Includes 1,540 shares owned by Mr. Reyer's wife.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Floyd Warkol, President of the Company, and a charitable foundation he controls are the shareholders of a corporation which is the landlord on the Company's lease in Bronx, New York. The lease payments on such property were $103,000 for 2000. See "Properties."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1. and 2. Financial statement and financial statement schedules.

         See Index to consolidated financial statements and financial statement schedules on page 26 through 50 of this form 10-K


         3. Exhibits

         See Exhibit Index on Page 53 of this form 10-K

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE
                                                                       ----

Independent auditors' report                                             27

Consolidated financial statements:

Consolidated balance sheets                                              28

Consolidated statements of operations                                    30

Consolidated statements of comprehensive income                          31

Consolidated statements of stockholders' equity                          32

Consolidated statements of cash flows                                    33

Notes to consolidated financial statements                               35

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards general accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the Years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
February 1, 2001, except for Note 9(F) as to which the date is March 15, 2001

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)
                          ----------------------------


                                                   2000                1999
                                                ------------      -------------
      A S S E T S
      -----------

Current assets:
   Cash and cash equivalents                     $  3,499           $   6,651
   Marketable securities                            2,541                 -
   Accounts receivable, net                        13,704              10,606
   Retainage receivable                             3,263               4,122
   Costs and estimated earnings in excess
     of billings on uncompleted contracts             138                 338
   Deferred income taxes                              227                 -
   Prepaid expenses and other receivables             879                 218
                                                 --------           ---------

                Total current assets               24,251              21,935




Property and equipment, net                           337                 384



Other assets:
   Goodwill, net                                    3,667               3,820
   Other                                                8                   8
                                                 --------           ---------

     Total assets                                $ 28,263           $  26,147
                                                 ========           =========

                                                                                    2000                1999
                                                                                -------------      -------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
   Accounts payable                                                               $  8,823           $   6,270
   Retainage payable                                                                 1,781               1,774
   Accrued payroll and benefits                                                      1,148               1,165
   Accrued expenses                                                                    680                 369
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                               4,823               5,334
                                                                                  --------           ---------

                Total current liabilities                                           17,255              14,912

Long-term liabilities                                                                   51                  40
                                                                                  --------           ---------

                Total liabilities                                                   17,306              14,952
                                                                                  --------           ---------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                         54                  54
   Additional paid-in capital                                                        9,729               9,726
   Retained earnings                                                                 1,149               1,415
   Accumulated other comprehensive income:
     Net unrealized holding gain on available for sale securities                       25                  -
                                                                                  --------           ---------

                Total stockholders' equity                                          10,957              11,195
                                                                                  --------           ---------

                Total liabilities and stockholders' equity                        $ 28,263           $  26,147
                                                                                  ========           =========


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                    -----------------------------------------

                                                              2000                 1999              1998
                                                           ------------         ------------      ------------
Revenues:
   Contracts                                                $    52,201         $   44,379         $    39,491
   Fees                                                              46                341                  44
   Interest                                                         301                127                  96
                                                            -----------         ----------         -----------

                  Total revenues                                 52,548             44,847              39,631

Direct costs                                                     48,249             38,029              36,434
                                                            -----------         ----------         -----------

Gross profit                                                      4,299              6,818               3,197

Selling, general and administrative expenses                      4,706              4,279               4,364
Interest expense                                                     22                 29                  33
                                                            -----------         ----------         -----------

Income (loss) before income taxes                                  (429)             2,510              (1,200)
Income tax expense (benefit)                                       (163)             1,143                (566)
                                                            -----------         ----------         -----------

Net income (loss)                                           $      (266)        $    1,367         $      (634)
                                                            ============        ==========         ============

Net income (loss) per common share - basic                  $     (.05)         $      .25         $      (.12)
                                                            ===========         ==========         ============

Net income (loss) per common share - diluted                $     (.05)         $      .25         $      (.11)
                                                            ===========         ==========         ============

Weighted average common shares outstanding -
   basic                                                      5,468,991         5,468,644          5,463,505

Weighted average common shares outstanding -
   diluted                                                    5,641,050         5,468,644          5,655,195




                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)
                   ------------------------------------------

                                                              2000                 1999              1998
                                                           ------------         ------------      ------------
Net income (loss)                                            $ (266)              $ 1,367            $  (634)

Other comprehensive income:
   Net unrealized holding gains arising
    during the year                                              25                    -                  -
                                                             -------              -------            -------
Total comprehensive income (loss)                            $ (241)              $ 1,367            $  (634)
                                                             =======              =======            ========










                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                               COMMON STOCK, $.01 PAR,     ADDITIONAL
                                            25,000,000 SHARES AUTHORIZED                              NET UNREALIZED HOLDING
                                            ----------------------------                     PAID-IN    RETAINED  GAIN ON AVAILABLE
                                               SHARES          AMOUNT        CAPITAL        EARNINGS  FOR SALE SECURITIES  TOTAL
                                               ------          ------        -------        --------  -------------------  -----
Balances, December 31, 1997                   5,471,311     $       54     $    9,763     $      682     $        -    $   10,499

Repurchase of common stock                      (58,000)            (1)          (169)             -              -          (170)

Issuance of common stock to executives
   and consultant                                42,000              1            112              -              -           113

Exercise of stock options                        13,333              -             20              -              -            20

Net loss                                              -              -              -           (634)             -          (634)
                                             ----------     ----------     ----------     ----------     ----------    ----------

Balances, December 31, 1998                   5,468,644             54          9,726             48              -         9,828

Net income                                            -              -              -          1,367              -         1,367
                                             ----------     ----------     ----------     ----------     ----------    ----------

Balances, December 31, 1999                   5,468,644             54          9,726          1,415              -        11,195

Exercise of stock options                         1,667              -              3              -              -             3

Net loss                                              -              -              -           (266)             -          (266)

Unrealized gain on available for sale
  securities                                          -              -              -              -             25            25
                                             ----------     ----------     ----------     ----------     ----------    ----------

Balances, December 31, 2000                   5,470,311     $       54     $    9,729     $    1,149     $       25    $   10,957
                                             ==========     ==========     ==========     ==========     ==========    ==========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                2000               1999              1998
                                                             ------------       ------------      ------------
Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities:

     Net income (loss)                                        $    (266)          $ 1,367            $  (634)

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Compensation expense paid through
         issuance of common stock                                    -                 -                 113
       Depreciation and amortization                                323               326                398
       Deferred income taxes                                       (197)              900               (615)
       Increase in allowance for
         doubtful accounts                                           -                 40                 38

       Changes in assets (increase) decrease:
         Accounts receivable                                     (3,098)           (1,434)             3,936
         Retainage receivable                                       859              (375)             1,237
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                     200                54               (183)
         Prepaid expenses and other receivables                    (661)                9                491

       Changes in liabilities increase (decrease):
         Accounts payable                                         2,553               806             (3,044)
         Retainage payable                                            7              (468)            (1,788)
         Accrued payroll and benefits                               (17)              739               (380)
         Accrued expenses                                           311               180               (544)
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                       (511)            2,267              1,444
         Long-term liabilities                                      (19)              (17)               (13)
                                                              ---------           -------            -------

                Net cash provided by (used in)
                  operating activities                             (516)            4,394                456
                                                              ---------           -------            -------


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                                                                2000               1999              1998
                                                             ------------       ------------      ------------
   Cash flows from investing activities:
     Purchase of marketable securities                           (2,516)               -                 -
     Purchase of property and equipment                            (123)             (147)               (86)
                                                              ---------           -------            -------

                Net cash used in investing activities            (2,639)             (147)               (86)
                                                              ---------           -------            -------


   Cash flows from financing activities:
     Exercise of stock options                                        3                -                  20
     Repurchase of common stock                                      -                 -                (170)
                                                               --------           -------            -------

                Net cash provided by (used in)
                  financing activities                                3                -                (150)
                                                               --------           -------            -------

Net increase (decrease) in cash and cash equivalents             (3,152)            4,247                220

Cash and cash equivalents, beginning of year                      6,651             2,404              2,184
                                                               --------           -------            -------

Cash and cash equivalents, end of year                         $  3,499           $ 6,651            $ 2,404
                                                               ========           =======            =======

Supplemental disclosure of cash flow information:

   Cash paid during the year for:

     Interest                                                  $     22           $    29            $    33
                                                               ========           =======            =======

     Income taxes                                              $    690           $    35            $     8
                                                               ========           =======            =======


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
------------------------------------------------------

During 1998, the Company issued 42,000 shares of common stock of which 17,000 shares of stock were allocated to Company executives and 25,000 shares of stock were allocated as payments to a consultant. The fair market value of the additional 42,000 shares issued was approximately $113 at the date of issuance.

See Note 13 (C) for other noncash financing activities.


 (1)   PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS:

       The consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       (A)    CASH AND CASH EQUIVALENTS:

              The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 1999, cash equivalents consisted of investments in Euro-dollars with original maturities of one week or less.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


       (C)    MARKETABLE SECURITIES:

              Marketable securities, consisting primarily of certificates of deposits and mutual funds, are classified as "available-for-sale" securities and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings. Unrealized holding gains and losses are reported as a separate component of stockholder's equity.

       (D)    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

              The Company establishes an allowance for uncollectible trade accounts received based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $200 as of December 31, 2000 and 1999, respectively.

       (E)    PROPERTY AND EQUIPMENT:

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

       (F)    GOODWILL:

              Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized using the straight-line method over 30 years.

              The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. At December 31, 2000, 1999 and 1998, no impairment of goodwill was determined by management.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------



              Goodwill at December 31, 2000 and 1999 is as follows:

                                                         2000           1999
                                                       ----------    ----------

                   Goodwill                             $ 4,990        $ 4,990

                   Less: accumulated amortization         1,323          1,170
                                                        -------        -------

                     Net goodwill                       $ 3,667        $ 3,820
                                                        =======        =======

              Amortization expense for the Years ended December 31, 2000, 1999 and 1998 amounted to approximately $153 per year.

       (G)    INCOME TAXES:

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

       (H)    NET INCOME (LOSS) PER SHARE:

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

       (I)    USE OF ESTIMATES:

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (J)    STOCK-BASED COMPENSATION:

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, companies are encouraged, but not required, to adopt a fair value based method of accounting for stock compensation awards. As permitted by SFAS 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method as prescribed in Accounting Principles Board opinion No. 25," Accounting for Stock Issued to Employees" and to provide the disclosures required by SFAS 123 (see Note 13(C)).

(3)    MARKETABLE SECURITIES:

       The cost and fair value of the marketable securities, classified as available-for-sale securities at December 31, 2000 was as follows:

                                                              Gross             Gross
                                                            Unrealized       Unrealized        Fair
                                             Cost         Holding Gains    Holding Losses      Value
                                             ----         -------------    --------------      -----
       Stock based mutual funds             $    500          $ 15            $      -        $     515
       Bond based mutual funds                 1,017            10                   -            1,027
       Certificates of deposits                  999            -                    -              999
                                            --------          ----            ---------       ---------

                                            $  2,516          $ 25            $      -        $   2,541
                                            ========          ====            =========       =========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

       For the year ended December 31, 2000, gross unrealized gains on the sale of available-for-sale securities were $25. The change in net unrealized holding gains is $25 for the year ended December 31, 2000.

(4)    RETAINAGE RECEIVABLE:

       At December 31, 2000, approximately $183 of the retainage receivable is not collectible within one year.

(5)    CONSTRUCTION CONTRACTS:

       Information with respect to contracts in progress at December 31, 2000 and 1999 is as follows:

                                                                     2000                1999
                                                                  ------------       ------------
       Expenditures on uncompleted contracts                        $ 37,625           $  32,644

       Estimated earnings thereon                                      1,402               5,972
                                                                    --------           ---------

                                                                      39,027              38,616

       Less billings applicable thereto                               43,712              43,612
                                                                    --------           ---------

                                                                    $ (4,685)          $  (4,996)
                                                                    =========          ==========
       Included in the accompanying consolidated balance
         sheets under the following captions:

         Costs and estimated earnings in excess of
           billings on uncompleted contracts                        $    138           $     338

         Billings in excess of costs and estimated
           earnings on uncompleted contracts                          (4,823)             (5,334)
                                                                    --------           ---------

                                                                    $ (4,685)          $  (4,996)
                                                                    =========          ==========

       The Company experienced a delay and consequently incurred unexpected costs on one of its projects which resulted in a subsequent acceleration of work to meet the contract schedule. In addition, working out of sequence resulted in additional unanticipated costs of $800 in 1998. The effect of the additional costs incurred was to decrease net income for the year ended December 31, 1998 by $471 ($.09 per share-basic and $.08 per share-diluted). The Company has submitted a proposal in the sum of $3,663 seeking an equitable adjustment for KSW's unanticipated additional costs. In addition, the Company has filed a mechanic's lien to recover its contract balance and unpaid change order proposals, which the General Contractor has bonded. Discovery has been completed and the action placed on the trial calendar. The Company has elected not to record claims until the amount of the claim has been settled (see Note 9(F)). At December 31, 2000 and 1999, approximately $1,937 for billings applicable to the base contract, is included in accounts and retainage receivable relating to this contract.

(6)    PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                                                   2000                1999
                                                                                ------------       ------------
              Machinery and equipment                                             $   559            $    550
              Furniture and fixtures                                                  597                 523
              Leasehold improvements                                                  825                 805
                                                                                  -------            --------

                                                                                    1,981               1,878

              Less accumulated depreciation and amortization                        1,644               1,494
                                                                                  -------            --------

              Net property and equipment                                          $   337            $    384
                                                                                  =======            ========

       Depreciation and amortization expense relating to property and equipment was approximately $170, $173 and $245 for the Years ended December 31, 2000, 1999 and 1998, respectively.

(7)    INCOME TAXES:

       The components of income tax expense (benefit) are as follows:

                                 2000               1999              1998
                               ----------         ---------         ----------
       Current
          Federal                $   (16)          $   119            $    -
          State and local             50               124                 49
                                 -------           -------            -------
                                      34               243                 49
                                 -------           -------            -------

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

       Deferred
          Federal                                                  (122)              565               (373)
          State and local                                           (75)              335               (242)
                                                                -------           -------            -------

                                                                   (197)              900               (615)
                                                                -------           -------            -------

                           Total                                $   163           $ 1,143            $  (566)
                                                                =======           =======            ========

       A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:
                                                                2000               1999              1998
                                                              ----------         ---------         ----------

       Statutory Federal income tax rate (benefit)                (34)%              34%               (34)%
       State and local taxes, net of Federal tax benefit           (7)               12                (12)
       Adjustment of prior year over accrual                        3                -                  (1)
                                                                -------            ------            --------

                                                                  (38)%              46%               (47)%
                                                                =======            ======            ========


       The 2000 tax benefit on state and local taxes is offset by current provisions based on net worth.

       The details of deferred tax assets and liabilities are as follows:
                                                                                    2000                1999
                                                                                 -----------        -----------

       Deferred income tax assets:
             Property and equipment                                                $  283              $   313
             Allowance for doubtful accounts                                           92                   92
             Net operating loss carryforward                                          227                   -
                                                                                   ------              -------
             Total deferred income tax assets                                         602                  405

       Deferred income tax liabilities:
             Amortization of goodwill                                                 405                  405
                                                                                   ------              -------

                   Net deferred income tax asset                                   $  197              $    -
                                                                                   ======              =======


                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


       During 1999, the Company utilized its net operating loss carryforward of approximately $1,800. At December 31, 2000, the Company has a net operating loss carryfoward of approximately $600 through 2015. At December 31, 2000, $227 of the net current portion of deferred income tax asset is recorded as a current asset and $30 net deferred income tax liability is included in long-term liabilities in the accompanying balance sheet.

(8)    ACCUMULATED OTHER COMPREHENSIVE INCOME:

       At December 31, 2000 and 1999, accumulated other comprehensive income, which consists of unrealized holding gains on available for sale securities, is as follows:

                                                  2000                 1999
                                                ---------           ---------

       Beginning balance                        $      -            $     -
       Current period change                          25                  -
                                                --------            --------

       Ending balance                           $     25            $     -
                                                ========            ========

(9)    COMMITMENTS AND CONTINGENCIES:

       (A)    PERFORMANCE BONDS:

              The Company is contingently liable to a surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity. Management believes that all contingent liabilities will be satisfied by performance on the specific bonded contracts involved.

       (B)    OPERATING LEASES:

              The Company is obligated under noncancelable operating leases, including a lease with its chief executive officer, for office space with future rental payments at December 31, 2000 as follows:

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

                   YEAR ENDING
                   DECEMBER 31                          NON-AFFILIATED         RELATED PARTY            TOTAL
                   -----------                          --------------         -------------            -----
                       2001                                   $ 173                $ 103                $  276
                       2002                                     176                  103                   279
                       2003                                     180                    -                   180
                       2004                                      91                    -                    91
                                                              -----                -----                ------

                                                              $ 620                $ 206                $  826
                                                              =====                =====                ======

              In accordance with the lease agreement, the Company has the option to extend its non- affiliated lease an additional five years from June 2004 through June 2009.

              Rent expense for the Years ended December 31, 2000, 1999 and 1998 amounted to approximately $272, $282 and $381, respectively, including $103 to a related party in each year.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

       (E)    CONSULTING AGREEMENTS:

              The Company entered into an agreement for independent advisory and consulting services, from January 1, 1996 through December 31, 1998 with annual payments totalling $75. This agreement also provided the consultant with 15,000 options to purchase shares of the Company's common stock at $1.50 per share. The options were issued pursuant to the 1995 Stock Option Plan (see Note 13(C)). The agreement was not extended after its expiration date.

              During 1998, the Company approved the issuance of 42,000 shares of common stock of which 25,000 shares were issued to these consultants in lieu of cash payments with a fair market value of approximately $67. These transactions have been reflected in the Company's consolidated financial statements for the year ended December 31, 1998 (see Note 13(B)).

       (F)    LEGAL:

              Co-op City. In February 1999, the Company sued the General Contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,771 as adjusted. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,663. Discovery has been completed and the action placed on the trial calendar. The case should be tried within the next twelve months. While the Company and its counsel believe this lawsuit has merit, there is no guarantee the claim will ultimately be successful.

              Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890, plus punitive damages. The December 28, 1995 distribution of stock was described in a Form 10 registration filed with Securities and Exchange Commission. The Company believes

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


              that the lawsuit is totally without merit, has accrued costs for litigation expenses, and is aggressively defending the case. The Company has elected not to record this claim until the amount or the claim has been settled. Discovery has been completed. On March 15, 2001, the Court denied a motion for summary judgment filed by the Plaintiff, and also denied a cross-motion for summary judgment filed by the Company and its Directors, except the Court dismissed the case against merits, and scheduled a further hearing on May 3, 2001.

 (10)  CONCENTRATION RISKS:

       (A)    CREDIT RISK:

              Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts and retainage receivables.

              The Company maintains its cash and cash equivalents accounts at balances which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2000 and 1999, amounts in excess of federally insured limits totaled approximately $3,394 and $6,436, respectively.

              Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Accounts and retainage receivables from the Company's three largest customers totaled approximately $8,027 and $7,611, respectively at December 31, 2000 and 1999.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


       (C)    CONTRACT REVENUE/SIGNIFICANT CUSTOMERS:

              The Company earned approximately 20%, 19% and 15% of its contract revenue in 2000, 23%, 20% and 18% of its contract revenue in 1999 and 29%, 20% and 18% of its contract revenue in 1998 from its three largest customers.

(11)   RETIREMENT PLANS:

       (A)    PROFIT-SHARING/401(K) PLAN:

              The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $62, $51 and $51, as a 25% matching contribution for the Years ended December 31, 2000, 1999 and 1998, respectively.

       (B)    MULTIEMPLOYER PENSION PLANS:

              The Company has made contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. It is not cost effective to accumulate information regarding the pension expense under these plans.

(12)   LINE OF CREDIT - BANK

       On June 30, 2000 the Company instituted a one year renewable line of credit in the amount of $2,000 with Merrill Lynch. The line of credit calls for borrowing at 3% over the 30 day dealer commercial paper rate. At December 31, 2000 the borrowing base rate was approximately equal to prime and there were no outstanding borrowings against this line.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

(13)   STOCKHOLDERS' EQUITY:

       (A)    REPURCHASE OF COMMON STOCK:

              During 1998, the Company purchased 58,000 shares of its common stock under a Board of Directors resolution authorizing the Company to purchase up to 10% of its outstanding shares.

       (B)    ISSUANCE OF COMMON STOCK - EXECUTIVES AND CONSULTANTS:

              During 1998, the Company issued 25,000 shares of common stock to a consultant in lieu of cash payments (see Note 9(E)) and 17,000 shares to executives as bonuses. The consolidated financial statements reflect the effect of 42,000 shares issued per this resolution. The fair market value of these shares at December 31, 1998 was approximately $42.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------

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

              Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. During 2000, 1999 and 1998, 1,667, -0-and 13,333 options, respectively, under the Plan were exercised. During 2000 and 1998 no new options were granted. During 1999, 55,000 options were issued to employees and a director. At December 31, 2000, there were 650,000 exercisable options outstanding, all of which have an exercise price of $1.50 per share.

              The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net income for 1999 would have been $1,338 and the pro forma net income per share - basic and diluted would remain at .25, unchanged.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 54.67%; risk-free interest rate of 7.00%; and expected lives of six years.


       (D)    PREFERRED STOCK:

              The Company is authorized to issue 1,000,000 shares of preferred stock. Through December 31, 2000, no shares of preferred stock have been issued by the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


(14)   BACKLOG:

       At December 31, 2000, the Company had a backlog of $61,662. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced. Backlog consists of the following:

       Estimated revenue to be recognized from:
         Uncompleted contracts in progress                   $ 48,284
         Letters of intent                                     13,378
                                                             --------

                                                             $ 61,662
                                                             ========

(15)   INTERIM FOURTH QUARTER 2000 RESULTS:

       For the quarter ended December 31, 2000, the Company's gross margin decreased 11.34%, as compared to the gross margin for the nine months ended September 2000,resulting in a $19 gross margin loss for the quarter. After taking into account overhead expenses ($969) and income tax benefits ($490), the Company incurred a net loss of $498 during the quarter ended December 31, 2000. Management believes this decrease is attributed to lower than expected productivity and higher labor costs associated with full employment in the construction industry environment and resultant competition for the limited workforce available.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 2001 its behalf by the undersigned, thereunto duly authorized.


                               KSW, INC.



                               By:    /s/ Floyd Warkol
                                    ------------------------
                                        Floyd Warkol
                                        President, Chief Executive Officer,
                                        Secretary and Chairman of the Board of
                                        Directors
                                        March 26, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                      /s/ Floyd Warkol
                                      ----------------------
                                      Floyd Warkol
                                      President, Chief Executive Officer,
                                      Secretary and Chairman of the Board of
                                      Directors
                                      March 26, 2001

                                      /s/ Burton Reyer
                                      ----------------
                                      Burton Reyer
                                      Vice President and Director
                                      March 26, 2001


                                      /s/ Robert Brussel
                                      ------------------
                                      Robert Brussel
                                      Chief Financial Officer and Director
                                      March 26, 2001


                                      /s/ Stanley Kreitman
                                      --------------------
                                      Stanley Kreitman
                                      Director
                                      March 26, 2001


                                      /s/ Daniel Spiegel
                                      ------------------
                                      Daniel Spiegel
                                      Director
                                      March 26, 2001

                                  EXHIBIT INDEX


    No.                             Description
    ---                             -----------


2.1 /\     Form of Modification of Lease Agreement dated as of May 1, 1998

3.i.2 /\   Amended and Restated Articles of Incorporation of the Registrant

3.ii.2 /\  Amended and Restated By-Laws of the Registrant

10.1 /\ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and the Registrant

10.2 /\ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and the Registrant

10.3 /\ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Floyd Warkol

10.4 /\ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Burton Reyer

10.5 /\ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc. the Registrant and Floyd Warkol

10.6 /\ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc. the Registrant and Burton Reyer

21.1 /\    List of Subsidiaries


---------------------------
/\  Previously Filed.