Form 10-Q
period 2001-03-31
KSW INC
filed 2001-05-10
CIK 1004125

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                         OUTSTANDING
                     CLASS                              MARCH 31, 2001
                     -----                              --------------
           COMMON STOCK, $.01 PAR VALUE                   5,470,311


--------------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 14 PAGES.
                        INDEX TO EXHIBITS IS ON PAGE 14.

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
                          ----------------------------

                                TABLE OF CONTENTS
                                                                                 PAGE NO.
-----------------------------------------------------------------------------------------
PART 1     FINANCIAL INFORMATION

Item 1. Financial Statements

                     Consolidated Balance Sheets                                   3
                       March 31, 2001 and December 31, 2000

                     Consolidated Statements of Operations                         4
                       Three months ended March 31, 2001 and 2000

                     Consolidated Statement of Comprehensive Income
                       Three months ended March 31, 2001 and 2000                  5

                     Consolidated Statements of Cash Flows                         6
                       Three months ended March 31, 2001 and 2000

                     Notes to Consolidated Financial Statements                    7

                     Independent Accountants' Review Report                        9

Item 2.              Management's Discussion and Analysis of
                       Financial Condition and Results of Operation                10

Item 3.              Quantitative and Qualitative Disclosures About
                       Market Risk                                                 11

-----------------------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                             12
Item 2               Change in Securities                                          12
Item 3               Defaults Upon Senior Securities                               12
Item 4               Submission of Matter to a Vote of Security Holders            12
Item 5               Other Information                                             12
Item 6               Exhibits and Reports on Form 8-K.                             12

-----------------------------------------------------------------------------------------
SIGNATURES                                                                         13
INDEX TO EXHIBITS                                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31, 2001              Dec. 31, 2000
                                                              --------------              -------------
ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                   $    1,094                     $  3,499
   Marketable Securities                                            1,711                        2,541
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/01 and 12/31/00                                          11,770                       13,704
   Retainage receivable                                             3,405                        3,263
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                585                          138
   Deferred income taxes                                              691                          227
   Prepaid expenses and other receivables                             888                          879
                                                              -----------                   ----------
      Total current assets                                         20,144                       24,251

Property and equipment, net of accumulated
   depreciation of $1,683 and $1,644 at 3/31/01
   and 12/31/00 respectively                                          339                          337

Other Assets:
   Goodwill, net of accumulated amortization
   of $1,339 and $1,323 at 3/31/01 and 12/31/00                     3,629                        3,667
Deferred income taxes                                                 227
Other                                                                   8                            8
                                                              -----------                   ----------
TOTAL ASSETS                                                     $ 24,347                     $ 28,263
                                                              ===========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans payable - current                                     $      801                         -
   Account payable                                                  6,345                   $    8,823
   Retainage payable                                                1,741                        1,781
   Accrued payroll and related benefits                             1,163                        1,148
   Accrued expenses                                                   396                          680
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                               3,788                        4,823
                                                              -----------                   ----------
        Total current liabilities                                  14,234                       17,255
   Long-term liabilities                                               35                           51
                                                              -----------                   ----------
        Total liabilities                                          14,269                       17,306
                                                              -----------                   ----------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares authorized;
     5,470,311 shares issued and outstanding at March 31, 2001
     and December 31, 2000                                             54                           54
   Additional paid-in capital                                       9,729                        9,729
   Retained earnings                                                  333                        1,149
   Net unrealized holding gain (loss) on available for
     sale securities                                                  (38)                          25
                                                              -----------                   ----------
       Total stockholders' equity                                  10,078                       10,957

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 24,347                     $ 28,263
                                                              ===========                   ==========

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                  Three Months            Three Months
                                                              Ended March 31, 2001    Ended March 31, 2000
                                                              --------------------    --------------------
Revenues:
    Contracts                                                    $      10,563            $      12,038
    Fees
                                                                            22                        3
    Interest
                                                                            56                       80
                                                                 --------------          --------------
                                                                         10,641                  12,121
Direct costs                                                             10,948                  10,206
                                                                 --------------          --------------

Gross profit  (loss)                                                       (307)                  1,915

Selling, general and administrative expenses                              1,190                   1,164

Interest                                                                      3                       8
                                                                 --------------          --------------

Income (loss) before provision for income
   taxes (benefit)                                                       (1,500)                    743
Provision for income taxes  (benefit)                                      (684)                    330
                                                                 --------------          --------------

Net income (loss)                                                $         (816)         $          413
                                                                 ==============          ==============

Net income (loss) per common share - basic                       $         (.15)         $          .08
                                                                 ==============          ==============

Net income (loss) per common
   share - diluted                                               $         (.15)         $          .07
                                                                 ==============          ==============
Weighted average common
   shares outstanding - basic                                         5,470,311               5,468,644
                                                                 ==============          ==============

Weighted average common
   shares outstanding diluted                                         5,470,311               5,654,834
                                                                 ==============          ==============



  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                  Three Months            Three Months
                                                              Ended March 31, 2001    Ended March 31, 2000
                                                              --------------------    --------------------
Net Income (Loss)                                                 $       (816)           $       413
Other Comprehensive income (loss):

   Net unrealized holding losses during year                               (63)                    --
                                                                 --------------          -------------

Total Comprehensive income (loss)                                 $       (879)           $       413
                                                                 ==============          =============














  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                  Three Months                    Three Months
                                                                      Ended                           Ended
                                                                 March 31, 2001                   March 31, 2000
                                                                 --------------                   --------------
Cash flows from operating activities:
   Net income  (loss)                                             $      (816)                       $      413
   Adjustments to reconcile net income (loss)
     to cash provided by (used in) operating
     activities:
         Depreciation and amortization                                     77                                84
         Deferred income tax                                             (691)
  Changes  in operating assets and liabilities:
            Accounts and retainage receivable                           1,792                              (673)
            Costs and estimated earnings in
                excess of billings on uncompleted
                contracts                                                (447)                             (212)
            Prepaid expenses and other receivables                         (9)                              (88)
            Accounts and retainage payable                             (2,518)                              714
                     Accrued payroll and related benefits                  15                              (260)
                     Accrued expenses                                    (284)                               62
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts                                                (1,035)                             (381)
                                                                  -----------                        ----------

Net cash used in
   operating activities                                                (3,916)                             (341)
                                                                  -----------                        ----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (41)                              (45)
   Sale of marketable securites                                           767
   Other liabilities                                                      (16)                               23
                                                                  -----------                        ----------
Net cash provide (used) in investing
   activities                                                             710                               (22)
                                                                  -----------                        ----------
Net cash provided by financing activities
   Increase in loan payable current                                       801
                                                                  -----------
Net decrease in cash and cash
   equivalents                                                         (2,405)                             (363)
Cash and cash equivalents, beginning of period                          3,499                             6,651
                                                                  -----------                        ----------

Cash and cash equivalents, end of period                             $  1,094                         $   6,288
                                                                  ===========                        ==========

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


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


b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 Distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit and is aggressively defending the case. On March 15, 2001, the Court denied a motion for summary judgment filed by the Plaintiff, and also denied a cross-motion for summary judgment filed by the Company and its Directors, except the Court dismissed the case against Director


     Robert Brussel. The Court found that there were issues of fact requiring a trial on the merits.

c.   Stroock & Stroock & Lavan, LLP.

(i) On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in paragraph 2(b) above. The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action.


(ii) On March 16, 2001, Stroock commenced an action in the Supreme Court of the State of New York, County of New York against the Company and three of its Directors and Officers seeking the sum of at least $300,000 for legal fees allegedly due in connection with Stroock's prior representation of the Company and its Directors and Officers in the California Creditors Committee Action. The Company believes that this action lacks merit due to Stroock's malpractice described in Subparagraph (i), above. The Company has filed a motion requesting that the New York Action be dismissed on the ground that the California Malpractice Action against Stroock is the appropriate forum to determine what legal fees, if any, are due.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------

To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, comprehensive income, and cash flows for the three months then ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2000, presented herein, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 1, 2001, except for Note 9(F), as to which date is March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.


White Plains, New York
April 25, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the first quarter ended March 31, 2001 decreased 12 % or $1,480,000 to $ 10,641,000 compared to $12,121,000 for the first quarter of 2000 due to the delayed start of several new projects which started either at the end of the first quarter 2001 or will start in the second quarter of 2001. As of March 31, 2001, the Company had a backlog of $54,000,000 compared to $61,000,000 as of March 31, 2000. The Company has already booked an additional $8,000,000 of backlog in the second quarter this year.

COST OF SALES

Cost of sales for the first quarter of 2001 increased by $ 742,000 or 7% to $10,948,000 from $10,206,000 in the first quarter of 2000 as a result of the increase in labor costs discussed below.

GROSS PROFIT

Gross profit decreased by $ 2,222,000 from a profit of $1,915,000 in the first quarter of 2000 to a loss of $307,000 in the first quarter of 2001, due to lower than expected labor productivity on certain projects which the Company is in the process of completing. The Company has factored additional labor costs into its budgets for new projects.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased from $1,164,000 for the first quarter of 2000 to $ 1,190,000 in first quarter of 2001, which represents an increase of $ 26,000 or 2% of expenses for the first quarter of 2001, including $ 34,000 of consulting fees in connection with the Co-Op City litigation described in the notes to financial statements.

PROVISION FOR TAXES

The income tax benefit for the three months ended March 31, 2001 was $(684,000) as compared to a $330,000 provision for the same period in 2000, due to the profit (loss) for the respective periods. The provision (benefit) for both periods is equal to an effective rate of approximately 45%.

NET INCOME

The net loss for the first quarter of 2001 was $ 816,000 compared to a net income of $413,000 for the first quarter of 2000 due to the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

For the first three months of 2001, cash used by operations was $ 3,916,000. For the same period in 2000 the cash used by operations was $341,000. The negative cash flow for the first quarter for 2001 was the result of the losses for that period, the reduction of accounts and retainage payable and the delayed payment of material stored offsite on one of its Federal projects.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up costs for new projects. During the first quarter 2001 the Company used $ 801,000 of its revolving credit of $2,000,000. The Company believes the credit facility will be adequate to fund any expansion for the remainder of the year.

FORWARD-LOOKING STATEMENTS

All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the control of the Company. Actual results may differ materially. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such, speak only as of the date made.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's market risk exposure with respect to financial instruments depends upon changes in the "prime rate" in the United States. We may borrow up to $2,000,000 under our credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30 day dealer commercial paper rate which is approximately equal to prime. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 2 to the Notes To Consolidated Financial Statements.


ITEM 2.   CHANGE IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.   OTHER INFORMATION.

           As a result of the legal proceedings discussed in subparagraphs a, b, & c of Note 2 to the Consolidated Financial Statements, above, the Company has retained the law firm of Weil, Gotshal & Manges, LLP, 767 Fifth Avenue, N.Y., N.Y. 10153 as its outside corporate counsel.


ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 11 - Statement Regarding Computation of Per Share Earnings

(b) The Company did not file any Current Reports on Form 8-K during the first quarter of 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KSW, INC.

Date: May 10, 2001                 /s/ Robert Brussel
                                   --------------------------------------------
                                   Robert Brussel
                                   Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                           DESCRIPTION                        PAGE
------                           -----------                        ------------

  11                 Statement Regarding Computation of
                     Per Share Earnings                                 15