Form 10-Q
period 2001-06-30
KSW INC
filed 2001-08-14
CIK 1004125

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                        OUTSTANDING
                     CLASS                             JUNE 30, 2001
                     -----                             -------------
           COMMON STOCK, $.01 PAR VALUE                  5,470,311

--------------------------------------------------------------------------------

                           THIS IS PAGE 1 OF 16 PAGES.


                        INDEX TO EXHIBITS IS ON PAGE 15.

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
                           ---------------------------
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
PART I               FINANCIAL INFORMATION                             PAGE NO.

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                         June 30, 2001 and December 31, 2000              3

                     Consolidated Statements of Operations
                         Six Months and Second Quarter ended
                         June 30, 2001 and 2000                           4

                     Consolidated Statements of Cash Flows                5
                      Six months ended June 30, 2001 and 2000

                     Consolidated Statement of Comprehensive Income
                         Six months and Second Quarter ended June
                         30, 2001 and 2000                                6

                     Notes to Consolidated Financial Statements           7

                     Independent Accountants' Review Report               9

Item 2.              Management's Discussion and Analysis of              10
                     Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About
                          Market Risk                                     12

--------------------------------------------------------------------------------
PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                    12
Item 2               Change in Securities                                 12
Item 3               Defaults Upon Senior Securities                      12
Item 4               Submission of Matter to a Vote of Security Holders   13
Item 5               Other Information                                    13
Item 6               Exhibits and Reports on Form 8-K.                    13

--------------------------------------------------------------------------------
SIGNATURE                                                                 14

INDEX TO EXHIBITS                                                         15

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              June 30, 2001                  Dec. 31, 2000
                                                              -------------                  -------------
ASSETS                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                   $     1,981                   $     3,499
   Marketable Securities                                               696                         2,541
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/01 and 12/31/00                                           14,008                        13,704
   Retainage receivable                                              2,968                         3,263
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                 308                           138
   Deferred income taxes                                             1,786                           227
   Prepaid expenses and other receivables                              699                           879
                                                               -----------                   -----------
      Total current assets                                          22,446                        24,251

Property and equipment, net of accumulated
   depreciation of $1,722 and $1,644 at 6/30/01
   and 12/31/00, respectively                                          323                           337

Other Assets:
   Goodwill, net of accumulated amortization
   of $1,399 and $1,323 at 6/30/01 and 12/31/00,
   respectfully                                                      3,591                         3,667
Deferred income taxes                                                   68
Other                                                                    8                             8
                                                               -----------                   -----------
TOTAL ASSETS                                                   $    26,436                   $    28,263
                                                               ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable - current                                      $     1,444                             -
   Account payable                                                   6,041                   $     8,823
   Retainage payable                                                 1,698                         1,781
   Accrued payroll and related benefits                              1,171                         1,148
   Accrued expenses                                                    723                           680
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                6,321                         4,823
                                                               -----------                   -----------
        Total current liabilities                                   17,398                        17,255
   Long-term liabilities                                                24                            51
                                                               -----------                   -----------
        Total liabilities                                           17,422                        17,306
                                                               -----------                   -----------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued and
     outstanding at June 30, 2001 and December 31, 2000                 54                            54
   Additional paid-in capital                                        9,729                         9,729
   Retained earnings (deficit)                                        (758)                        1,149
   Net unrealized holding gain (loss) on available for
     sale securities                                                   (11)                           25
                                                               -----------                   -----------
       Total stockholders' equity                                    9,014                        10,957
                                                               -----------                   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    26,436                   $    28,263
                                                               ===========                   ===========

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                            Six Months              Six Months             Three Months             Three Months
                                          Ended 6/30/01           Ended 6/30/00            Ended 6/30/01           Ended 6/30/00
                                          -------------           -------------            -------------           -------------
Revenues:
    Contracts                             $       20,310          $       26,701          $        9,747           $       14,663
    Fees                                              22                      16                       0                       13
    Interest                                          70                     168                      14                       88
                                          --------------          --------------          --------------           --------------
                                                  20,402                  26,885                   9,761                   14,764
Cost of Sales                                     21,480                  23,258                  10,532                   13,052
                                          --------------          --------------          --------------           --------------

GROSS PROFIT (LOSS)                              (1,078)                   3,627                   (771)                    1,712

Selling, general and
 administrative expenses                           2,389                   2,331                   1,199                    1,167
Interest                                              32                      13                      29                        5
                                          --------------          --------------          --------------           --------------

Income (loss) before provision for
 income taxes                                    (3,499)                   1,283                 (1,999)                      540


Provision (benefit) from income                  (1,592)                     584                   (908)                      254
                                          --------------          --------------          --------------           --------------
  taxes

Net income                                $      (1,907)          $          699          $      (1,091)           $          286
                                          ==============          ==============          ==============           ==============
(loss)

Net income (loss) per common
 share - basic                            $        (.35)          $          .13          $        (.20)           $          .05
                                          ==============          ==============          ==============           ==============

Net income (loss) per common
   share - diluted                        $        (.35)          $          .12          $        (.20)           $          .05
                                          ==============          ==============          ==============           ==============

Weighted average common
   shares outstanding - basic                  5,470,311               5,468,644               5,470,311                5,468,644
                                          ==============          ==============          ==============           ==============

Weighted average common
   shares outstanding diluted                  5,470,311               5,659,226               5,470,311                5,663,535
                                          ==============          ==============          ==============           ==============


 See Accountant's review report and notes to consolidated Financial Statements

                            KSW, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months                Six Months
                                                                                     Ended 6/30/01            Ended 6/30/00
                                                                                     -------------            -------------
Cash Flows from operating activities:
Net Income (loss)                                                                   $       (1,907)          $           699
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and Amortization                                                                 154                      166
  Deferred income taxes
Changes in Operating Assets & Liabilities:                                                  (1,627)                       -
  Accounts and Retainage Receivable                                                             (9)                  (2,289)
  Costs and Estimated Earnings in excess of billings
   on uncompleted                                                                             (170)                     (27)
contracts
  Prepaid Expenses and other receivables                                                        180                     (38)
  Accounts and Retainage Payable                                                            (2,865)                    1,258
  Accrued Payroll and Related Benefits                                                           23                      210
  Accrued Expenses                                                                               43                    (215)
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                      1,498                      116
                                                                                    ---------------          ---------------

NET CASH  USED IN OPERATING ACTIVITIES:                                                     (4,680)                    (120)
                                                                                    ---------------          ---------------

Cash Flows from Investing Activities:
  Purchase of Property and Equipment                                                           (64)                     (80)
  Sale of marketable securities                                                               1,809                        -
  Other liabilities                                                                            (27)                       15
                                                                                    ---------------          ---------------

NET CASH PROVIDED BY (USED IN)   INVESTING ACTIVITIES                                         1,718                     (65)
                                                                                    ---------------          ---------------

Cash Flows from Financing Activities:
  Increase in loan payable current                                                            1,444                        -
                                                                                    ---------------          ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     1,444                        -
                                                                                    ---------------          ---------------


Net decrease in Cash & Cash Equivalents                                                     (1,518)                    (185)

Cash & Cash Equivalents, beginning of period                                                  3,499                    6,651
                                                                                    ---------------          ---------------

Cash & Cash Equivalents, end of period                                              $         1,981          $         6,446
                                                                                    ===============          ===============


  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                            Six Months              Six Months             Three Months             Three Months
                                       Ended June 30, 2001     Ended June 30, 2000      Ended June 30, 2001     Ended June 30, 2000
                                       -------------------     -------------------      -------------------     -------------------
Net Income (Loss)                        $     (1,907)            $        699             $     (1,091)          $        286
Other Comprehensive income (loss):

   Net unrealized holding gain
    (loss) during year
                                         ------------             ------------             ------------           ------------
                                                  (36)                      --                       27                     --
                                         ------------             ------------             ------------           ------------
Total Comprehensive income (loss)
                                         $     (1,943)            $        699             $     (1,064)          $        286
                                         ============             ============             ============           ============










 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the six and three month periods ended June 30, 2001 and 2000. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


2. The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations, other than item (b) below. The following are the material lawsuits in which the Company is a party:


a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734. Discovery has been completed and the action placed on the trial calendar. The case should be tried within the next twelve months. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful.


b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 Distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit and is aggressively defending the case. On March 15, 2001, the Court denied a motion for summary judgment filed by the Company and its directors, except the Court dismissed the case against director Robert Brussel. The Court found that there were issues of fact requiring trial on the merits. On May 30, 2001, the Court granted partial summary judgment dismissing Plaintiff's fraudulent conveyance causes of action relating to the distribution and dismissed plaintiff's causes of action for aiding and abetting and for conspiracy to breach fiduciary duties.


c. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in paragraph 2(b) above. The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. Subsequent to the filing of this action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action describe in Note 2 (b), above. The Company has moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relates to the Company's malpractice action in California.


3. OTHER CLAIMS During the course of its work on construction projects, the Company incurs expenses for work outside the scope of its contractual obligations, for which no written acknowledgment of liability for the additional cost from the owner or general contractor yet exists. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America, until written acknowledgment of these claims are received, they are not reflected in the accompanying Financial Statements. At the current time, in addition to the Co-op City claim discussed in Note 2 a on above, these claims total over $4,000,000. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of June 30, 2001, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the three month and six month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 1, 2001, except note 9 (f), as to which the date is March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
July 25, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUES

Total revenues for the second quarter of 2001 decreased by 34% or $5,003,000 to $9,761,000 compared to $14,764,000 for the second quarter of 2000. During the first six months of 2001, revenues decreased 24% or $6,483,000 to $20,402,000 compared to $26,885,000 for the first six months of 2000. These decreases in revenues for the second quarter and the first six months of 2001 were due to the delayed start of several new projects. Future quarters should reflect higher revenues due to increased backlog. As of June 30, 2001, the Company had a backlog of $65,000,000 as compared to $54,000,000 at June 30, 2000.

COST OF SALES

Cost of sales for the second quarter of 2001 decreased by $2,520,000, or 19%, to $10,532,000 from $13,052,000 as a result of the decrease in sales revenue noted above. Cost of sales for the first six months of 2001 decreased by $1,778,000, or 8%, to $21,480,000 from $23,258,000 for the same reason.

GROSS PROFIT

For the second quarter of 2001, there was a gross loss of $771,000 (-8%) as compared to a gross profit of $1,712,000 (12%) for the second quarter of 2000. For the six months ended June 30, 2001, there was a gross loss of $1,078,000 (-5%) as compared to a gross profit of $3,627,000 (13%) for the comparable period in 2000. The gross losses generated in 2001 were due to lower than expected labor productivity on certain projects. The Company has submitted proposals and/or claims for what it believes is work performed outside its contractual obligations; however, in accordance with accounting principles generally accepted in the United States of America no additional revenue has been recorded for these proposals at June 30, 2001 (see Note 3 to Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased from $1,167,000 for the second quarter of 2000 to $1,199,000 for the second quarter of 2001, an increase of $32,000 or 3%. For the six months ended June 30, 2001, SG&A expenses increased $58,000, or 2%, from $2,331,000 to $ 2,389,000. The increases were due to $234,000 of legal and consulting fees ($200,000 of which occurred in the second quarter) in connection with the legal matters described in the notes to Financial Statements.

PROVISION FOR TAXES

The tax benefit for the three months ended June 30, 2001 was $908,000 as compared to a tax provision of $254,000 for the same period in 2000. For the six months ended June 30, 2001, the tax benefit was $1,592,000 compared to a tax provision of $584,000 for the same period in 2000. The tax provision (benefit) for each period in 2001 and 2000 was approximately 46% of net income (loss) before taxes.

NET INCOME

The net loss for the second quarter of 2001 was $1,091,000 compared to a net income of $286,000 for the second quarter of 2000 due to the items mentioned above. For the six months ended June 30, 2001, there was a net loss of $1,907,000 compared to a profit of $699,000 for the same period in 2000, also due to the other items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2001, cash used by operations was $4,680,000. For the same period in 2000 the cash used by operations was $120,000. The decrease in cash flow from operations for 2001 was due to the losses generated, increases in deferred taxes and decreases in accounts payable which were partially offset by an increase in billings in excess of costs and estimated earnings on uncompleted projects. The cash flow was funded in part by the sale of marketable securities in the amount of $1,809,000 and an increase in loans payable current of $1,444,000.

The Company recently extended its line of credit facility with Merrill Lynch for $2,000,000 to December 31, 2001. The line calls for borrowing at 3% over the 30 day dealer Commercial Paper Rate, which at June 30, 2001 was .06% below prime. The line is subject to certain financial covenants.

The Company has no significant capital improvements projected over the next year; however, any substantial increases in revenue may require additional funds for start-up costs.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

           The Company's market risk exposure with respect to financial instruments depends upon changes in the "30 Day Dealer Commercial Paper Rate". The Company may borrow up to $2,000,000 under its credit facility. At June 30, 2001, there was $1,444,000 outstanding under the credit facility which was fully repaid in July 2001. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 2 to Consolidated Financial Statements.


ITEM 2.   CHANGE IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting on May 10, 2001, the stockholders approved the following resolutions:

           a. The stockholders re-elected Floyd Warkol and Burton Reyer as Class III directors to serve for a term of three years. There were 4,504,761 shares voted for the resolution and 153,392 shares voted against it. Continuing as directors of the Company after the meeting were Stanley Kreitman and Daniel Spiegel as Class II directors and Robert Brussel as Class I director.

           b. The stockholders ratified the appointment of Marden, Harrison & Kreuter as independent auditors for the Company for the year 2001. There were 4,650,029 shares voted for the resolution, 2,822 shares voted against it and 5,295 abstentions.


ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits

           Exhibit 11 - Statement Regarding Computation of Per Share Earnings


(b) The Company did not file any Current Reports on Form 8-K during the second quarter of 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  KSW, INC.

Date: August 14, 2001             /s/ Robert Brussel
                                  -------------------------------------------
                                  Robert Brussel
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                             DESCRIPTION                      PAGE
------                             -----------                      ------------

 11          Statement Regarding Computation of Per Share Earnings      16