Form 10-Q
period 2001-09-30
KSW INC
filed 2001-11-14
CIK 1004125

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-27290


                                    KSW, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                     11-3191686
           --------                                     ----------
 (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)


   37-16 23RD STREET, LONG ISLAND CITY, NEW YORK                 11101
   ---------------------------------------------                 -----
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

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                      OUTSTANDING
                   CLASS                          SEPTEMBER 30, 2001
                   -----                          ------------------

       COMMON STOCK, $.01 PAR VALUE                     5,470,311

--------------------------------------------------------------------------------

                           THIS IS PAGE 1 OF 16 PAGES.
                         INDEX TO EXHIBITS IS ON PAGE 15




NY2:\1094795\02\NGQZ02!.DOC\79775.0001

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
-------------------- ----------------------------------------------------------------------- -----------------
PART 1               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheet -                                                   3
                     September 30, 2001 and December 31, 2000

                     Consolidated Statements of Operation -                                         4
                     Nine months and three months ended September 30, 2001
                     and 2000

                     Consolidated Statements of Cash Flows -                                        5
                     Nine months ended September 30, 2001 and 2000

                     Consolidated Statement of Comprehensive Income for the
                     Nine Months and Third Quarter ended September 30, 2001 and 2000                6

                     Notes to Consolidated Financial Statements                                     7
                     Independent Accountants' Review Report

Item 2.              Management's Discussion and Analysis of                                        10
                     Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About                                 12
                     Market Risk

-------------------- ----------------------------------------------------------------------- -----------------
PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                              13

Item 2               Changes in Securities and Use of Proceeds                                      13

Item 3               Defaults Upon Senior Securities                                                13

Item 4               Submission of Matters to a Vote of Security Holders                            13

Item 5               Other Information                                                              13

Item 6               Exhibits and Reports on Form 8-K                                               13

-------------------------------------------------------------------------------------------- -----------------
SIGNATURE                                                                                           14

INDEX TO EXHIBITS                                                                                   15
-------------------------------------------------------------------------------------------- -----------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30, 2001            Dec. 31, 2000
                                                                 ------------------            -------------
ASSETS                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                              $2,298                   $3,499
   Marketable Securities                                                     573                    2,541
   Accounts receivable, less allowance
      for doubtful accounts of $200 at
      9/30/01 and 12/31/00                                                17,220                   13,704
   Retainage receivable                                                    2,434                    3,263
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                                      328                      138
   Deferred Income Taxes                                                   1,571                      227
   Prepaid expenses and other receivables                                    472                      879
                                                                    -------------             ------------
      Total current assets                                                24,896                   24,251

Property and equipment, net of accumulated
   depreciation of $1,748 and $1,644 at 9/30/01
   and 12/31/00,  respectively                                               367                      337
Other Assets:
   Goodwill, net of accumulated amortization of $1,437
   and $1,323 at 9/30/01 and 12/31/00, respectively                        3,553                    3,667
   Deferred Income Taxes                                                      68                        0
   Other                                                                       8                        8
                                                                    -------------             ------------
TOTAL ASSETS                                                             $28,892                  $28,263
                                                                    =============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Account payable                                                       $10,300                   $8,823
   Retainage payable                                                       2,403                    1,781
   Accrued payroll and related benefits                                    1,040                    1,148
   Accrued expenses                                                          508                      680
   Billings in excess of costs and estimated
   earnings on uncompleted contracts                                       5,375                    4,823
                                                                    -------------             ------------
      Total current liabilities                                           19,626                   17,255
   Long-term liabilities                                                      22                       51
                                                                    -------------             ------------
      Total liabilities                                                   19,648                   17,306
                                                                    -------------             ------------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 5,470,311 shares issued
      and outstanding at 9/30/01 and 12/31/00                                 54                       54
   Additional paid-in capital                                              9,729                    9,729
   Retained earnings (deficit)                                              (491)                   1,149
Net unrealized holding gain (loss) on available
   for sale securities                                                       (48)                      25
                                                                    -------------             ------------
      Total stockholders' equity                                           9,244                   10,957
                                                                    -------------             ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $28,892                  $28,263
                                                                    =============             ============

 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                      Nine Months          Nine Months          Three Months          Three Months
                                     Ended 9/30/01        Ended 9/30/00         Ended 9/30/01        Ended 9/30/00
                                     -------------        -------------         -------------        -------------
REVENUES:
   Contracts                               $36,832              $37,785               $16,498              $11,084
   Fees                                         22                   46                     0                   30
    Loss on Sale of
    Marketable Securities                      (82)                   0                   (58)                   0
   Interest                                     78                  236                     8                   68
                                     -------------        -------------         -------------        -------------
                                            36,850               38,067                16,448               11,182
Cost of Sales                               36,246               33,749                14,766               10,491
                                     -------------        -------------         -------------        -------------
GROSS PROFIT                                   604                4,318                 1,682                  691

Selling, general and administrative
  expenses                                   3,549                3,587                 1,160                1,256
Interest                                        40                   20                     8                    7
                                     -------------        -------------         -------------        -------------

Profit/(Loss) before provision
for income taxes                            (2,985)                 711                   514                 (572)

Provision/(benefit)  for income
taxes                                       (1,345)                 327                   247                 (257)
                                     -------------        -------------         -------------        -------------
NET INCOME (LOSS)                          $(1,640)                $384                  $267                $(315)
                                     =============        =============         =============        =============

Net Income/(loss) per common
share - basic                                $(.30)               $0.07                  $.05               $(0.06)
                                     =============        =============         =============        =============

Weighted Average Common
Shares outstanding - basic              $5,470,311           $5,468,644            $5,470,311           $5,468,644
                                     =============        =============         =============        =============

Net Income (loss) per common share
  - diluted                                  $(.30)               $.07                   $.05               $(0.06)
                                     =============        =============         =============        =============

Weighted average common
   shares outstanding diluted            5,470,311            5,656,976             5,470,311            5,654,834
                                     =============        =============         =============        =============


 See Accountant's review report and notes to consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (unaudited)

                                                          Nine Months               Nine Months
                                                          Ended 9/30/01             Ended 9/30/00
                                                          -------------             -------------
Cash flows from operating activities:
   Net income (loss)                                       $         (1,640)         $           384
   Adjustments to reconcile net income (loss)
      to cash provided by (used in) operating
      activities:
        Depreciation and amortization                                   218                      250
        Deferred Income Taxes                                        (1,412)                       0
   Changes in operating assets and liabilities:
      Accounts and retainage receivable                              (2,687)                     379
      Costs and estimated earnings in
         excess of billings on uncompleted
         contracts                                                     (190)                     (76)
      Prepaid expenses and other                                        407                      (41)
      Accounts and retainage payable                                  2,099                      215
      Accrued payroll and related benefits                             (108)                     (10)
      Accrued expenses                                                 (172)                     (37)
      Billings in excess of costs and                                   552                     (214)
                                                          -----------------         ----------------
         estimated earnings on uncompleted
         contracts

NET CASH PROVIDED BY (USED IN)                                       (2,933)                     850
                                                          -----------------         ----------------
   OPERATING ACTIVITIES

Cash flows from investing activities:
   Purchase of property and equipment                                  (134)                    (116)
   Sale of marketable securities                                      1,895                        0
   Other liabilities                                                    (29)                      19
                                                          -----------------         ----------------
NET CASH PROVIDED BY (USED IN) INVESTING                              1,732                      (97)
                                                          -----------------         ----------------
   ACTIVITIES

NET INCREASE (DECREASE) IN CASH AND CASH                            (1,201)                      753
   EQUIVALENTS
Cash and cash equivalents, beginning of period                       3,499                     6,651
                                                          ----------------          ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $          2,298          $          7,404
                                                          ================          ================

 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                           Nine Months           Nine Months            Three Months           Three Months
                                      Ended Sept. 30, 2001   Ended Sept. 30, 2000   Ended Sept. 30, 2001   Ended Sept. 30, 2000
                                      --------------------   --------------------   --------------------   --------------------
Net Income (Loss)                         $      (1,640)         $       384            $         267          $        (315)
Other Comprehensive loss:
    Net unrealized holding
      (losses) during period                        (73)                  --                      (37)                    --
                                          --------------         -----------            --------------         --------------


Total Comprehensive income (loss)         $      (1,713)         $       384            $         230          $        (315)
                                          ==============         ===========            ==============         ==============















 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows the nine and three month periods ended September 30, 2001 and 2000. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 Distribution of stock was made pursuant to a Form 10 Registration filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is totally without merit and is aggressively defending the case. On March 15, 2001, the Court denied a motion for summary judgment filed by the Company and its directors, except the Court dismissed the case against director Robert Brussel. The Court found that there were issues of fact requiring trial on the merits. On May 30, 2001, the Court granted partial summary judgment as to the Company's officers and directors, dismissing Plaintiff's fraudulent conveyance causes of action relating to the distribution. On October 11, 2001, the Court ruled from the bench that it would dismiss all causes of action against the Company's officers and directors which relate to the distribution itself. An order effectuating this ruling awaits the Court's signature.

c. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in paragraph 2(b) above. The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. Subsequent to the filing of this action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action describe in Note 2 (b), above. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relates to the Company's malpractice action in California. On October 24, 2001, the Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counteclaim for legal fees in the California malpractice action.

3. OTHER CLAIMS During the course of its work on construction projects, the Company incurs expenses for work outside the scope of its contractual obligations, for which no written acknowledgment of liability for the additional cost from the owner or general contractor yet exists. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America, until written acknowledgment of these claims are received, they are not reflected in the accompanying Financial Statements. At the current time, in addition to the Co-op City claim discussed in Note 2 (a) above, these claims total over $4,000,000. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

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

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
October 25, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the third quarter of 2001 increased by $5,266,000 or 47% to $16,448,000 from $11,182,000 for the third quarter of 2000. During the first nine months of 2001, revenues decreased by $1,217,000 or 3% to $36,850,000 from $38,067,000 for the first nine months of 2000. The increase in revenues for the third quarter was due to the start of several new projects during the second and third quarter of 2001. The decrease in revenues for the first nine months was due to the delayed start of some of these projects which affected the first and second quarters of 2001. As of September 30, 2001, the Company had a backlog of $52,000,000 as compared to a backlog of $62,000,000 as of September 30, 2000.

COST OF SALES

Cost of sales for the third quarter of 2001 increased by $4,275,000 or 41% to $14,766,000 from $10,491,000 for the third quarter of 2000. Cost of sales for the first nine months of 2001 increased by $2,497,000 or 7% to $36,246,000 from $33,749,00 for the first nine months of 2000. The increases were due to the increase in sales revenues for the third quarter of 2001 and the reduction of the gross profit percentage noted below for the first six months of 2001.

GROSS PROFIT

Gross profit for the third quarter of 2001 increased by $991,000 or 143% to $1,682,000 from $691,000 in the third quarter of 2000. During the first nine months of 2001 gross profit decreased by $3,714,000 to $604,000 compared to $4,318,000 for the first nine months of 2000. Gross profit percentage for the third quarter of 2001 increased to 10.2% as compared to 6.2% for the third quarter of 2000. Gross profit percentage for the first nine months of 2001 was 1.6% as compared to 11.3% for the first nine months of 2000. Starting with the third quarter of 2000 and continuing through the second quarter of 2001 the Company experienced an erosion to its gross profit percentage due to lower than anticipated productivity and higher labor costs on several projects (see note 3 to Consolidated Financial Statements). These projects were substantially complete at September 30, 2001, and while they had a negative impact on the third quarter, it was more than offset by higher gross profits on new projects. The Company in accordance with accounting principals generally accepted in the United States, has not booked any revenue for the claims noted in notes 2a and 3 to financial statements; however, the related costs are reflected in the applicable periods when they were incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the third quarter of 2001 decreased by $96,000 or 8% to $1,160,000 from $1,256,000 for the third quarter of 2000. The SG&A expense for the third quarter of 2001 included legal fees of $130,000 compared to $280,000 in the third quarter of 2000 for the Co-Op City and Helionetics legal proceedings (see Notes To Consolidated Financial Statements). For the nine months ended September 30, 2001, the SG&A expenses were $3,549,000 as compared to $3,587,000 for the comparable period in the prior year, a decrease of $38,000 or 1%. The legal expenses relating to the Co-op City and Helionetics legal proceedings were $364,000 and $280,000 for the nine months ended September 30, 2001 and 2000, respectively.

PROVISION FOR TAXES

The tax provision for the three months ended September 30, 2001 was $247,000 as compared to a benefit of $257,000 for the same period in 2000, due to the profit
(loss) for respective periods. The tax benefit for the nine months ended September 30, 2001 was $1,345,000 compared to a provision of $327,000 for the same period in 2000, also due to the income (loss) for the respective periods. In all periods the tax provision/benefit was approximately 46% of the income
(loss) before provision for income taxes.

NET INCOME (LOSS)

The net income for the third quarter of 2001 was $267,000 compared to a loss of $315,000 for the third quarter of 2000 due to the items mentioned above. For the nine months ended September 30, 2001 there was a net loss of $1,640,000 compared to net income of $384,000 for the same period in 2000.

LIQUIDITY AND CASH FLOW

For the first nine months of 2001, cash used in by operations was $2,933,000. For the same period in 2000 the cash provided by operations was $850,000. The cash flow for both periods was due, primarily to the profit (loss) and deferred taxes for the respective period.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure with respect to financial instruments depends upon changes in the 30 Day Dealer Commercial Paper rate which at October 18, 2001 was 2.4%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the "30 Day Dealer Commercial Paper Rate." The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

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

(b) The Company did not file any Current Reports on Form 8-K during the third quarter of 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           KSW, INC.

Date: November 9, 2001                     /s/ Robert Brussel
                                           ------------------------------------
                                           Robert Brussel
                                           Chief Financial Officer

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