Form 10-K
period 2001-12-31
KSW INC
filed 2002-03-19
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 2002 was $4,102,733.25 (based on a price of $0.75 per share).

As of March 18, 2002, there were 5,470,311 shares of Common Stock, $.01 par value per share, outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE


PART I
         ITEM 1.           BUSINESS.....................................................................3

         ITEM 2.           PROPERTIES...................................................................7

         ITEM 3.           LEGAL PROCEEDINGS............................................................7

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................9

PART II

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........9

         ITEM 6.           SELECTED FINANCIAL DATA.....................................................10

         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS..................................................................11

         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................16

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................16

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE..................................................................16

PART III

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................17

         ITEM 11.          EXECUTIVE COMPENSATION......................................................19

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............23

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................24




PART IV

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............25

SIGNATURES.............................................................................................F-23


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

         Total revenues for 2001 were $ 51,005,000. Some of the Company's ongoing projects include the following: The Children's Hospital at New York Presbyterian, Harborside Financial Center in Jersey City, N.J., and the New Federal Court House and U.S. Post Office/Courthouse, both in Brooklyn, NY. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company may use additional funds, if available, to expand its business into new geographic areas in the Northeastern United States or to acquire businesses which would be complementary to its current lines of business. The Company may also pursue acquisitions outside its current lines of business for greater diversification. The Company's common stock is traded on the NASDAQ Electronic Bulletin Board under the symbol "KSWW."

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

         The Company's management pioneered the concept of managing the mechanical trade portion of construction. On larger complex projects (generally those having a mechanical portion valued over $10 million), such as the ongoing Children's Hospital Project at New York Presbyterian, it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors or construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company or its subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. This coordination makes a significant difference in keeping a project on schedule and within budget.

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

         The Company provides a guaranteed maximum price ("GMP") to the owners for its scope of responsibility. The Company controls the GMP by obtaining accurate maximum price quotes from potential suppliers and subcontractors, requiring payment and performance bonds from major subcontractors and adding a contingency allowance to these before quoting the GMP. The Company also works to control costs because it is a mechanical contractor and can perform the guaranteed work on its own. These costs are subject to certain risk factors discussed below.

         Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business. While trade management projects provide a net profit margin similar to that for contracting projects, there is generally less risk associated with trade management projects because there is a contingency fund which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses. While there is no assurance that any cost overrun will not exceed this contingency, they have not done so to date.

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

         The Company believes it has been successful in the competitive bidding process because it is selective in the projects on which it bids and has highly skilled personnel familiar with the local market. The Company strives to avoid costly bidding errors by becoming thoroughly familiar with all aspects of a project and developing a comprehensive project budget using its proven cost estimation system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs against the estimates. The Company's costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

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

         Backlog. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $ 52,000,000 as of December 31, 2001, compared to $ 62,000,000 at December 31, 2000.

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

         Competition. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, some of these large competitors are unfamiliar with the New York City metropolitan area. The Company competes in New York City with respect to such companies because of its reputation in the area and its knowledge of the local labor force. There are many smaller contractors and subcontractors in the New York City metropolitan area. The Company believes there are barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

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

         Employees. At December 31, 2001, the Company had 48 permanent, full time employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

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

         For the year ended December 31, 2001, work under contracts with three customers: Tishman Construction Co., J.A. Jones Construction Group, LLC., and Bovis Lend Lease, Inc., amounted to 23%, 16%, and 14% of the Company's total revenues, respectively.

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

         Other Matters. The Company does not own any patents, patent rights, or similar intellectual property, and none are material to its business. The Company's business is not subject to large seasonal variations. During 2000 the Company spent $125,000 on investigating the feasibility of entering the commercial fuel cell energy business. The Company expended no funds for research and development in 2001 and anticipates none in 2002.

ITEM 2.  PROPERTIES

         Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases an office and warehouse space in Long Island City, consisting of 18,433 square feet. The lease has an annual rent of $173,000. The lease has two five year options with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases on real estate taxes over the base year taxes, maintenance, insurance and utilities. The Company has exercised the first five year option under the Modification of Lease Agreement, which extends the lease term through June 2004.

         The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices, 10,000 square foot of shop space and an adjacent 5,000 square foot storage yard. This lease is a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently $20,000 per year), maintenance, insurance and utilities. The lease will expire on December 31, 2002. See "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations, other than item (b) below. The following are the material lawsuits in which the Company is a party:


a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County, to recover the sum of $5,770,919. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, and claims to recover for work beyond the scope of the Company's contract. Discovery has been completed and the action placed on the trial calendar. The case should be tried within the next twelve months. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful, or that the full amount of damages sought will be awarded.

b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc., the

         Company's former parent. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 distribution of stock was made pursuant to a Form 10 Registration Statement filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is without merit and is aggressively defending the case. On March 15, 2001, the Court denied a motion for summary judgment filed by the Company and its directors, except the Court dismissed the case against director Robert Brussel. The Court found that there were issues of fact requiring trial on the merits. On May 30, 2001, the Court granted partial summary judgment as to the Company's officers and directors, dismissing Plaintiff's fraudulent conveyance causes of action relating to the distribution. On October 11, 2001, the Court dismissed all causes of action against the Company's officers and directors which relate to the distribution itself. The Committee's remaining claims are against the Company and allege (i) that the Company aided and abetted and conspired with Helionetics, Inc. in the breach of a fiduciary duty in that the distribution allegedly was made in violation of California Corporations Code and (ii) that the redemption by the Company of 333 shares of the Company's stock held by Helionetics, Inc. as part of the distribution was a fraudulent conveyance. A hearing will be held within the next three months to determine valuation issues including the issue of Helionetics solvency on the date of distribution.


c. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in item (b) above. The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. Subsequent to the filing of this action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action described in item (b), above. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. The

         California Superior Court denied Stroock's motion to delay discovery until after the Creditors' Committee action and discovery is now underway.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 2001.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

         At March 18, 2002, the Company had 5,470,311 shares of KSW Common Stock issued and outstanding held by approximately 5,800 shareholders of record.

         Currently, the Company intends to retain earnings, if any, for future growth, and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company did not pay dividends in 2000 or 2001.

         The following information on high and low trading ranges is provided for 2001 and 2000 based on intraday trading information:

                                                          2001                                   2000
                                                          ----                                   ----
                Quarter                         High                Low                High                Low
                -------                         ----                ---                ----                ---
First...............................          $  1.37            $   .62             $  3.38            $  1.31
Second..............................          $  1.01            $   .56                2.75               1.69
Third...............................          $   .92            $   .47                2.50               1.69
Fourth..............................          $   .92            $   .59                2.13               1.25

ITEM 6. SELECTED FINANCIAL DATA

         The following summary of certain financial information relating to the Company for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 is derived from, and is qualified by reference to, the financial statements for those years, audited by Marden, Harrison & Kreuter CPAs, P.C. each of which is included herein or in prior year's annual reports on Form 10-K, and should be read in conjunction with such financial information.

                                                                For The Year Ended December 31,
                                                                -------------------------------
                                                   (Dollars in thousands, except share and per share amounts)
                                               2001            2000         1999             1998            1997
Income Statement:
Revenues.........................            $51,005         $52,548      $44,847          $39,631         $66,184
Direct costs.....................             49,153          48,249       38,029           36,434          62,005
Gross profit.....................              1,852           4,299        6,818            3,197           4,179
Operating expenses...............              4,547           4,728        4,308            4,397           4,030
Selling, general, administration,
   depreciation, interest and                  3,329           4,565        5,451            3,831           4,020
   income tax expenses...........
Income (loss) before income taxes
                                             (2,695)           (429)        2,510          (1,200)             149
Net (loss) income................            (1,477)           (266)        1,367            (634)             159
Net (loss) income per share - Basic
                                               (.27)           (.05)          .25            (.12)             .03

Net (loss) income per share -
   Diluted.......................              (.27)           (.05)          .25            (.11)             .03
Number of shares used in computation
Basic............................          5,470,311       5,468,991    5,468,644        5,463,505       5,528,311
Diluted..........................          5,470,311       5,641,050    5,468,644        5,655,195       5,796,893
Balance Sheet Data:
Total assets.....................             27,620          28,263       26,147           21,273          26,269
Working capital..................              5,213           6,996        7,023            5,194           5,809
Current liabilities..............             18,149          17,255       14,912           11,388          15,700
Long-term liabilities............                 19              51           40               57              70
Stockholders' equity.............              9,452          10,957       11,195            9,828          10,499

Other Data:
Current ratio....................             1.29:1          1.41:1       1.47:1           1.46:1          1.37:1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2001, 2000 and 1999.

Overview

         The Company's contracts most often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the "percentage of completion" method of accounting. The Company begins to recognize profit on its contracts when it first incurs direct costs. Contract costs include all direct material and labor costs and those other direct costs related to contract performance including, but not limited to, subcontractors' costs and supplies. General and administrative costs are charged to expense as incurred. Pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, may be retained by the customer until the project is completed and all obligations of the contractor are performed. The Company has not been subject to a material loss in connection with such retentions, although at times legal procedures have been required to collect retentions due the Company.

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated:

                                                2001                       2000                       1999
                                                ----                       ----                       ----
                                        Amount       Percent       Amount       Percent      Amount       Percent
                                        ------       -------       ------       -------      ------       -------
                                                                  (dollars in thousands)
Net Sales:

Contracts ........................      $ 50,973          99.9     $ 52,502          99.9     $ 44,506         99.2

Fees .............................            32            .1           46            .1          341           .8
                                        --------       -------     --------       -------     --------      -------
Total ............................        51,005         100.0       52,548         100.0       44,847        100.0
Costs of sales ...................        49,153          96.4       48,249          91.8       38,029         84.8
                                        --------       -------     --------       -------     --------      -------
Gross profit .....................         1,852           3.6        4,299           8.2        6,818         15.2
Expenses
     Selling, general,
     administrative and interest
     expenses ....................         4,547           8.9        4,728           9.0        4,308          9.6
                                        --------       -------     --------       -------     --------      -------

Income/(loss) before provision for
income taxes .....................        (2,695)          (53)        (429)          (.8)       2,510          5.6


Provision for income taxes .......        (1,218)         (2.4)        (163)          (.3)       1,143          2.6
                                        --------       -------     --------       -------     --------      -------


Net income/(loss) ................      $ (1,477)          2.9     $   (266)          (.5)    $  1,367          3.0
                                        ========       =======     ========       =======     ========      =======

                                    KSW, INC.
                       COMPUTATION OF NET INCOME PER SHARE
                        (000's EXCEPT PER SHARE AMOUNTS)

                                              BASIC       DILUTED        BASIC        DILUTED       BASIC        DILUTED
                                              2001          2001          2000         2000          1999         1999
                                              ----          ----          ----         ----          ----         ----
Weighted average common shares........         5,470        5,470        5,469         5,469        5,469         5,469
Common stock & common stock equivalents
    using the treasury stock method...                                                   172
                                           --------     --------      --------      --------     --------      --------
Total shares outstanding for purposes of
    Calculating basic & diluted
    earnings/(loss) per share.........         5,470       5,470         5,469         5,641        5,469         5,469
                                           =========    =========     =========     ========     ========      ========
Net income (loss) as reported.........     $ (1,477)    $ (1,477)        $(266)       $(266)       $1,367       $ 1,367
                                           =========    =========     =========     ========     ========      ========
Net income (loss) per share-basic and
    diluted...........................        $(.27)      $(.27)         $(.05)       $(.05)       $  .25       $   .25
                                           =========    =========     =========     ========     ========      ========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Total revenue decreased by $1,543,000 or 2.9% to $51,005,000 for the year ended December 31, 2001, compared to $52,548,000 for the year 2000. Total revenue during the first half of 2001 was substantially less than the second half due to the delayed start of several new projects which did not generate substantial revenues until the third quarter of 2001. Revenue in the second half of 2001 increased to $30,603,000, compared to $20,402,000 for the first half, a 50% increase. At December 31, 2001 the Company had backlog of $52,000,000.

         Cost of sales increased by $904,000 or 1.9% from $48,249,000 for the year ended December 31, 2000 compared to $49,153,000 for the year ended December 31, 2001, even though revenue decreased, due to the higher labor costs in the first half of 2001 which are described in the following paragraph.

         For the year ended December 31, 2001 the Company had a gross profit of $1,852,000 or 3.6% compared to $4,299,000 or 8.2% for the year 2000. In the fourth quarter of 2001 the gross profit was $1,248,000 or 8.8% compared to a gross loss of $19,000 or 0.1% for the same period last year. Starting with the third quarter of 2000 and continuing through the first half of 2001 the Company experienced an erosion of its gross profit percentage due to lower than anticipated productivity and higher labor costs on several projects. While there continued to be some erosion during the completion of the projects in the third and fourth quarter of 2001, they were more than offset by higher gross margins on newer projects.

         Selling, general and administrative expenses decreased by $181,000 or 3.8% from $ 4,728,000 for the year ended December 31, 2000 compared to $4,547,000 for the year ended December 31, 2001. During the fourth quarter ended December 31, 2001 selling, general and administrative expenses were $958,000 compared to $1,121,000 for the same period in 2000, a reduction of $163,000 or

14.5%. Included in the above expenses were legal fees of $401,000 in 2000 ($119,000 in the fourth quarter) and $653,000 in 2001 ($280,000 in the fourth quarter, of which $250,000 represents an accrual for anticipated future costs). The reason for the reduction of selling, general and administrative costs in the fourth quarter, in spite of the increased legal costs, was the commencement of new trade management projects. On these projects, certain administrative costs are job costed instead of being carried in selling, general and administrative costs.

         The income tax benefit for the year ended December 31, 2001 was $1,218,000 or 45% of taxable loss compared to $163,000 or 38% of taxable loss for the year ended December 31, 2000 The percentages were affected by certain state and local taxes paid based on net worth.

         As a result of all of the items mentioned above the Company lost $1,477,000 in 2001 compared to a loss of $266,000 in 2000. During the fourth quarter of 2001 the Company had a net profit of $163,000 compared to a net loss of $650,000 in 2000.

         During the year ended December 31, 2001 the Company earned 23%, 16% and 14% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of its contract revenue in any given year.



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

         Selling, general and administrative expenses increased by $420,000 or 9.7% to $4,728,000 as compared to $4,308,000 in 1999; however, as a percentage of revenue they decreased to 9.0% of revenue as compared to 9.6% last year. The increases in selling, general and administrative expenses were due to $401,000 expensed for legal and consulting fees during 2000 for the Helionetics and Co-Op City lawsuits described in Item 3. In addition, the Company spent $125,000 during 2000 investigating the feasibility of installing systems utilizing fuel cell energy and other alternative sources. Without these costs the selling, general and administrative costs would have decreased by $106,000 or 2.5% and would have been 8.0% of revenue compared to 9.6% in 1999.

         The income tax benefit for 2000 was $163,000 (38% of loss before taxes) as compared to a tax provision of $1,143,000 in 1999 (46% of income before taxes). This was due to certain state and local taxes paid during 2000 which were based on net worth.

         As a result of all the items previously mentioned, there was a net loss of $266,000 in 2000 compared to a net profit of $1,364,000 in 1999. During the fourth quarter 2000 the Company had a net loss of $650,000 due to the items mentioned above.

         During 2000 the Company earned 20%, 19% and 15% of its revenue from its three largest customers.

Liquidity and Capital Resources

         The Company is currently providing value engineering assistance, which assists owners and developers in reducing costs while maintaining quality, on several important projects now in development. As a result, the Company believes that it is positioned to obtain new contracts and generate increased revenues over the next year.

         The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits.

         The Company believes its current cash resources are adequate to fund a moderate increase in sales volume in the next year. However, the Company's capital resources may not be sufficient to sustain a substantial increase in growth. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations exclusively in the New York City metropolitan region.

         The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on December 31, 2002. The line of credit calls for borrowing at 3% over the 30 day dealer commercial paper rate. This borrowing rate at December 31, 2001 was approximately equal to prime. As of December 31,

2001, there was $190,000 of outstanding loans against the facility.

         The Company currently has no significant capital expenditure commitments.

Forward Looking Statements

         Certain statements contained under "Item 1. Business" and this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, continue "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "forsee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others:

o The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs due to shortages of skilled labor. While the Company employs a comprehensive labor tracking system and has striven to maintain productivity levels, there is no assurance that these factors will not affect productivity in the future.

o Recent federal government tariff increases on foreign steel imports are likely to raise the costs of piping, which is the primary material supplied by the Company on projects, and which may impact the Company's profit margins.

o A prolonged economic downturn could result in a decrease in construction spending in the private and public sections which could reduce the Company's revenues in years subsequent to 2002.

o The Company relies on certain customers for a significant share of our revenues. The loss of any of these customers could adversely affect the Company's business and its operating results.

o The Company faces intense competition due to the highly competitive nature of the mechanical contracting market that could limit its ability to increase its market share and its revenues.

o The Company's continued ability to obtain bonding is critical to its ability to bid on most public work and on certain types of private projects. The inability to obtain bonding in the future could adversely impact the Company's revenues.

o During the construction period, owners or general contractors may request that the Company perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and, sometimes litigation. Slow receipt on collections may also result from general contractor or owner financial difficulties. The failure of an owner or general contractor to issue change orders or make payments could delay receipt of revenue and require litigation to collect sums due the Company.

o Although the Company's operations are not directly affected by inflation, both New York City and New York State have large debt service burdens. Inflationary pressures have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn could have a negative impact on the Company's revenues.

o The attack of September 11, 2001 has reportedly had an adverse effect on public budgets and the availability of private funds for construction. If these effects continue, any reduction in construction spending could have a negative impact on the Company's revenues in years subsequent to 2002.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not utilize futures, options or other derivative instruments. As of December 31, 2001, the Company has invested $644,000 in managed stock funds selected by Merill Lynch.


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

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

Name                          Age               Title
----                          ---               -----
Floyd Warkol                  54                Chief Executive Officer, President, Secretary and
                                                Chairman of theBoard of Directors

Burton Reyer                  67                Vice President and Director

Robert Brussel                59                Chief Financial Officer and Director

Stanley Kreitman              68                Director

Daniel Spiegel                76                Director

         Mr. Floyd Warkol has been principally employed as Chairman of the Board since December 15, 1995 and as President, Secretary and Chief Executive Officer of KSW and as Chairman and Chief Executive Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Warkol's term expires on the date of the 2004 Annual Meeting.

         Mr. Burton Reyer has been principally employed as Vice President and Director of KSW and as President and Chief Operating Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Reyer's term expires on the date of the 2004 Annual Meeting.

         Mr. Robert Brussel has been principally employed as Chief Financial Officer and Director of KSW and Chief Financial Officer of its subsidiary KSW Mechanical Services, Inc. since January 1994. Mr. Brussel's term expires on the date of the 2003 Annual Meeting.

         Mr. Daniel Spiegel has been a Director of KSW since January 1996. He had been principally employed as Senior Vice President of Tishman Realty & Construction Company, Inc. from 1970 until March 1995. He is presently a consultant to various construction-related companies. Mr. Spiegel's term expires on the date of the 2002 Annual Meeting.

         Mr. Stanley Kreitman was elected to the Board of Directors on May 18, 1999. Since 1994, Mr. Kreitman has been Chairman of Manhattan Associates, an investment firm and is a Board member of the N.Y.C. Department of Corrections.

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

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and stockholders of more than ten percent of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during the year ended December 31, 2001, its executive officers, directors and stockholders of more than ten percent of the Company complied with all applicable Section 16(a) filings requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth remuneration paid to executive officers of the Company for the years ended December 31, 2001, 2000 and 1999.

                                                                 Annual
                                                                 ------
                                                                 Compensation
                                                                 ------------
         Name and Principal Position                  Year       Salary                 Bonus
         ---------------------------                  -----      ------                 -----
         Floyd Warkol                                 2001       $420,000               $0
         Chairman of the Board, President,            2000       $420,000               $0
         Secretary and Chief Executive Officer        1999       $420,000               $252,605

         Burton Reyer                                 2001       $240,000               $0
         Vice President                               2000       $240,000               $0
                                                      1999       $240,000               $146,245


         Robert Brussel                               2001       $145,000               $30,000
         Chief Financial Officer                      2000       $145,000               $30,000
                                                      1999       $135,000               $37,500


         James Oliviero                               2001       $160,000               $30,000
         General Counsel and Director of Investor     2000       $160,000               $30,000
         Relations                                    1999       $150,000               $37,500


         The Company and KSW Mechanical entered into a two-year employment contract and a noncompetition agreement with Mr. Warkol for the term of January 1, 1999 through December 31, 2000. The employment contract provided for base annual compensation of $420,000. In addition, Mr. Warkol was entitled to receive, each year, an amount equal to 9.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Warkol, annual pretax profits excluded the effect of any income or expense on the Co-op City project, and excluded any bonuses due to Mr. Warkol or Mr. Reyer. Mr. Warkol was entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by the employee (at a cost of $3,595 per year) and a car with a chauffeur. Mr. Warkol was entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reported in which event he was entitled to receive full pay and benefits for the remainder of the term of the contract. The Company was not entitled to discharge Mr. Warkol for disability until he had been disabled for 180 consecutive days. Mr. Warkol's estate was entitled to two months pay in the event of his death. Mr. Warkol agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment agreement and for two years thereafter.

         The Company and KSW Mechanical entered into a two-year employment contract and a noncompetition agreement with Mr. Reyer for the term January 1, 1999 through December 31, 2000. The employment contract provided for base annual compensation of $240,000. In addition, Mr. Reyer was entitled to receive an amount each year, equal to 5.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Reyer, annual pretax profits excluded the effect of any income or expense on the Co-op City project and shall exclude any bonuses due Mr. Reyer and Mr. Warkol. Mr. Reyer was entitled to medical insurance, disability insurance with payments equal to 60% of base compensation and a $500,000 policy of life insurance payable as directed by the employee. Mr. Reyer was entitled to terminate his employment for good reason, i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company was not entitled to discharge Mr. Reyer for disability until he has been disabled for 180 consecutive days. Mr. Reyer's estate was entitled to two months pay in the event of his death. Mr. Reyer agreed that he will not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment agreement and for two years thereafter.

         The Company has not entered into new employment agreements with Mr. Warkol or Mr. Reyer. During 2001 and 2002, Mr. Warkol and Mr. Reyer continued in the same capacities and continue to receive the same financial renumeration as under the prior employment agreements.

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

         Stock options are exercisable for a duration determined by the Compensation Committee, but in no event more than ten years after the date of grant. Options shall be exercisable at such rate and times as may be fixed by the Compensation Committee on the date of grant. The aggregate fair market value (determined at the time the option is granted) of the KSW Common Stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year (under all stock option plans of the Company and its subsidiaries) shall not exceed $100,000. To the extent that this limitation is exceeded, such excess options shall be treated as nonqualified stock options for purposes of the Stock Option Plan and the Internal Revenue Code of 1986, as amended (the "Code").

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

         No options were granted during 2001.

         The following table shows the number of options which have been exercised during the past fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                            Number of Securities Underlying
                    Shares Acquired                            Unexercised Options/SARs          Value of Unexercised in-the-Money
Name                 on Exercise (#)   Value Realized ($)       at Fiscal Year-End (#)          Options/SARs at Fiscal Year-End ($)
----                 ---------------   ------------------       ----------------------          -----------------------------------
                                                             Exercisable      Unexercisable      Exercisable      Unexercisable
                                                             -----------      -------------      -----------      -------------
Floyd Warkol......         0                    0              300,000              0                N/A               N/A
Burton Reyer......         0                    0              150,000              0                N/A               N/A
Robert Brussel....         0                    0               25,000              0                N/A               N/A
James Oliviero....         0                    0               20,000              0                N/A               N/A
Daniel Spiegel             0                    0               20,000              0                N/A               N/A
Stanley Kreitman           0                    0               13,333            6,667              N/A               N/A

                                PERFORMANCE GRAPH


         The following graph compares the cumulative total returns for our common stock for the five year period ending December 31, 2001 with the NASDAQ Market Index and an index of all Publicly traded companies in the Plumbing, Heating and Air-Conditioning industry (SIC Code 1711) (the "Peer Index"). Total return equals change in stock price plus dividends paid and assumes the investment of $100 in the Company's common stock and in each index on January 1, 1997 and that all dividends are reinvested. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessary indicative of future investment performance.

                             5/09/97    12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
         KSW, INC.             100.00     120.71     35.71      47.86      51.43       26.79
        PEER INDEX             100.00     118.78     83.15      53.47      19.45       16.13
    NASDAQ MARKET INDEX        100.00     125.21     176.60     311.48     195.78     156.06

Source: Media General Financial Services, Inc.

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

(1) Includes 50,000 shares owned by the Floyd and Barbara Warkol Charitable Foundation, of which Mr. Warkol is a Trustee.

(2) Includes 1,540 shares owned by Mr. Reyer's wife.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Floyd Warkol, President of the Company, and a charitable foundation he controls, jointly are the shareholders of a corporation which owns the property that the Company leases in Bronx, New York. The lease payments on such property were $103,000 for 2001. See "Properties."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1. and 2. Financial statement and financial statement schedules.

         See Index to consolidated financial statements and financial statement schedules on page F-1 of this form 10-K.

         3.       Exhibits

                                  EXHIBIT INDEX

    No.                                 Description
    ---                                 -----------

3.1^^             Amended and Restated Articles of Incorporation of the
                  Registrant

3.2^              Amended and Restated By-Laws of the Registrant

10.1^ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and the Registrant

10.2^^ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and the Registrant

10.3+ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Floyd Warkol

10.4+ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., the Registrant and Burton Reyer

10.5++ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc. the Registrant and Floyd Warkol

10.6++ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc. the Registrant and Burton Reyer

10.7++            Form of Modification of Lease Agreement dated as of May 1,
                  1998

21.1^             List of Subsidiaries


^ Previously filed as an exhibit to the Company's Registration Statement on Form 10, filed on November 24, 1995.
^^ Previously filed as an exhibit to Amendment No. 1 to the Company Registration Statement on Form 10, filed on December 28, 1995.
+ Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on March 27, 1996.
++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on March 30, 1999.

(b)      Reports on Form 8-K.

         The Company did not file Current Reports on Form 8-K during the fourth quarter of 2001.

                          INDEX TO FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   ----

Independent auditors' report                                        F-2

Consolidated financial statements:

   Consolidated balance sheets                                    F-3-4

   Consolidated statements of operations                            F-5

   Consolidated statements of comprehensive income                  F-6

   Consolidated statements of stockholders' equity                  F-7

   Consolidated statements of cash flows                          F-8-9

   Notes to consolidated financial statements                    F-10-22

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
February 1, 2002

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                                 (in thousands)
                          ----------------------------

                                                   2001                2000
                                               -------------      -------------
      A S S E T S
      -----------

Current assets:
   Cash and cash equivalents                     $    715           $   3,499
   Marketable securities                              641               2,541
   Accounts receivable, net                        17,639              13,704
   Retainage receivable                             2,549               3,263
   Costs and estimated earnings in excess
     of billings on uncompleted contracts              26                 138
   Deferred income taxes                            1,067                 227
   Prepaid expenses and other receivables             725                 879
                                                 --------           ---------

                Total current assets               23,362              24,251





Property and equipment, net                           333                 337





Other assets:
   Goodwill, net                                    3,514               3,667
   Deferred income taxes and other                    411                   8
                                                 --------           ---------

     Total assets                                $ 27,620           $  28,263
                                                 ========           =========

                                                                                    2001                2000
                                                                                -------------      -------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
   Loans payable                                                                 $     190           $       -
   Accounts payable                                                                 11,375               8,823
   Retainage payable                                                                 1,774               1,781
   Accrued payroll and benefits                                                        747               1,148
   Accrued expenses                                                                    374                 680
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                               3,689               4,823
                                                                                  --------           ---------

                Total current liabilities                                           18,149              17,255

Long-term liabilities                                                                   19                  51
                                                                                  --------           ---------

                Total liabilities                                                   18,168              17,306
                                                                                  --------           ---------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                         54                  54
   Additional paid-in capital                                                        9,729               9,729
   Retained earnings (deficit)                                                        (328)              1,149
   Accumulated other comprehensive income:
     Net unrealized holding gain (loss) on available for sale securities                (3)                 25
                                                                                  --------           ---------

                Total stockholders' equity                                           9,452              10,957
                                                                                  --------           ---------

                Total liabilities and stockholders' equity                        $ 27,620           $  28,263
                                                                                  ========           =========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)
                ------------------------------------------------

                                                                2001               2000                1999
                                                            -----------         ----------         -----------
Revenues:
   Contracts                                                $    50,980         $   52,201         $    44,379
   Fees                                                              32                 46                 341
   Interest and other                                                (7)               301                 127
                                                            -----------         ----------         -----------

                  Total revenues                                 51,005             52,548              44,847

Direct costs                                                     49,153             48,249              38,029
                                                            -----------         ----------         -----------

Gross profit                                                      1,852              4,299               6,818
                                                            -----------         ----------         -----------

Selling, general and administrative expenses                      4,499              4,706               4,279
Interest expense                                                     48                 22                  29
                                                            -----------         ----------         -----------

                                                                  4,547              4,728               4,308
                                                            -----------         ----------         -----------

Income (loss) before income taxes                                (2,695)              (429)              2,510

Income tax expense (benefit)                                     (1,218)              (163)              1,143
                                                            -----------         ----------         -----------

Net income (loss)                                           $    (1,477)        $     (266)        $     1,367
                                                            ============        ===========        ===========

Net income (loss) per common share - basic                  $     (.27)         $     (.05)        $       .25
                                                            ===========         ===========        ===========

Net income (loss) per common share - diluted                $     (.27)         $     (.05)        $       .25
                                                            ===========         ===========        ===========

Weighted average common shares outstanding -
   basic                                                      5,470,311          5,468,991         5,468,644

Weighted average common shares outstanding -
   diluted                                                    5,470,311          5,641,050         5,468,644

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)
                ------------------------------------------------

                                                              2001                  2000               1999
                                                           ----------            ---------          ---------
Net income (loss)                                          $ (1,477)              $  (266)           $ 1,367

Other comprehensive income:
   Net unrealized holding gain (loss) arising
    during the year                                             (28)                   25                 -
                                                           --------               -------            -------

Total comprehensive income (loss)                          $ (1,505)              $  (241)           $ 1,367
                                                           =========              ========           =======











                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED DECEMBER 31, 2001, 2000AND 1999
                        (in thousands, except share data)
                        ---------------------------------

                                        Common Stock, $.01 par,     Additional     Retained      Net unrealized holding
                                     25,000,000 shares authorized     Paid-In      Earnings     gain (loss) on available
                                     ----------------------------
                                       Shares             Amount      Capital       (Deficit)      for sale securities     Total
                                       ------             ------      -------       ---------      -------------------     -----
Balances, December 31, 1998            5,468,644      $      54      $   9,726      $      48                $  -       $   9,828

Net income                                     -              -              -          1,367                   -           1,367
                                       ---------      ---------      ---------      ---------           ---------       ---------

Balances, December 31, 1999            5,468,644             54          9,726          1,415                   -          11,195

Exercise of stock options                  1,667              -              3              -                   -               3

Net loss                                       -              -              -           (266)                  -            (266)

Unrealized gain on available for sale
  securities                                   -              -              -              -                  25              25
                                       ---------      ---------      ---------      ---------           ---------       ---------

Balances, December 31, 2000            5,470,311             54          9,729          1,149                  25          10,957
                                                                                                                             (266)

Net loss                                       -              -              -         (1,477)                  -          (1,477)

Unrealized loss on available for sale
   securities                                  -              -              -              -                 (28)            (28)
                                       ---------      ---------      ---------      ---------           ---------       ---------

Balances, December 31, 2001            5,470,311      $      54      $   9,729      $    (328)          $      (3)      $   9,452
                                       =========      =========      =========      =========           =========       =========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------

                                                              2001                 2000              1999
                                                           ------------         ------------      ------------
Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities:

     Net income (loss)                                      $  (1,477)           $  (266)          $  1,367

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

       Depreciation and amortization                              304                323                326
       Deferred income taxes                                   (1,243)              (197)               900
       Increase in allowance for
         doubtful accounts                                       -                    -                  40

       Changes in assets (increase) decrease:
         Accounts receivable                                   (3,935)            (3,098)            (1,434)
         Retainage receivable                                     714                859               (375)
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                   112                200                 54
         Prepaid expenses and other receivables                   154               (661)                 9

       Changes in liabilities increase (decrease):
         Accounts payable                                       2,552              2,553                806
         Retainage payable                                         (7)                 7               (468)
         Accrued payroll and benefits                            (401)               (17)               739
         Accrued expenses                                        (306)               311                180
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                   (1,134)              (511)             2,267
         Long-term liabilities                                    (32)               (19)               (17)
                                                            ---------            -------           --------

                Net cash provided by (used in)
                  operating activities                         (4,699)              (516)             4,394
                                                            ---------            -------           --------

   Cash flows from investing activities:
     Sale (purchase) of marketable securities                   1,872             (2,516)               -
     Purchase of property and equipment                          (147)              (123)              (147)
                                                            ---------            -------           --------

                Net cash provided by (used in)
                  investing activities                          1,725             (2,639)              (147)
                                                            ---------            -------           --------

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------

                                                                2001               2000              1999
                                                              ----------         --------           --------
   Cash flows from financing activities:
     Exercise of stock options                                      -                  3                  -
     Increase in loans payable                                      190                -                  -
                                                               --------           -------            -------

                Net cash provided by financing activities           190                 3                 -
                                                               --------           -------            -------

Net increase (decrease) in cash and cash equivalents             (2,784)           (3,152)             4,247

Cash and cash equivalents, beginning of year                      3,499             6,651              2,404
                                                               --------           -------            -------

Cash and cash equivalents, end of year                         $    715           $ 3,499            $ 6,651
                                                               ========           =======            =======

Supplemental disclosure of cash flow information:

   Cash paid during the year for:

     Interest                                                  $     48           $    22            $    29

     Income taxes                                              $     12           $   690            $    35



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(1)    Principles of consolidation and nature of operations:

       The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2)    Summary of significant accounting policies:

       (A)    Cash and cash equivalents:

              The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, there were no cash equivalents.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------

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

       (C)    Marketable securities:

              Marketable securities, consisting of managed security accounts, are classified as "available-for-sale" securities and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings. Unrealized holding gains and losses are reported as a separate component of stockholders' equity.

       (D)    Allowance for doubtful accounts:

              The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts is $200 as of December 31, 2001 and 2000.

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

              The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. At December 31, 2001, 2000 and 1999, no impairment of goodwill was determined by management.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(2)    Summary of significant accounting policies - cont'd:

       (F)    Goodwill - cont'd:

              Goodwill at December 31, 2001 and 2000 is as follows:

                                                                                    2001                2000
                                                                                  ----------         ----------
                   Goodwill                                                        $ 4,990             $ 4,990

                   Less: accumulated amortization                                    1,476               1,323
                                                                                   -------             -------

                     Goodwill, net                                                 $ 3,514             $ 3,667
                                                                                   =======             =======

              Amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $153 per year.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(2)    Summary of significant accounting policies - cont'd:

       (J)    Stock-based compensation:

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under SFAS 123, companies are encouraged, but not required, to adopt a fair value based method of accounting for stock compensation awards. As permitted by SFAS 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method as prescribed in Accounting Principles Board opinion No. 25," Accounting for Stock Issued to Employees" and to provide the disclosures required by SFAS 123 (see Note 13(A)).

(3)    Marketable securities:

       The cost and fair value of the marketable securities, classified as available-for-sale securities at December 31, 2001, was as follows:

                                                              Gross             Gross
                                                            Unrealized       Unrealized        Fair
                                             Cost         Holding Gains    Holding Losses      Value
                                             ----         -------------    --------------      -----
       Managed stock funds                 $    644            $ -                $(3)        $  641
                                           ========            ====               ====        ======

       The cost and fair value of the marketable securities, classified as available-for-sale securities at December 31, 2000, was as follows:

                                                              Gross             Gross
                                                            Unrealized       Unrealized        Fair
                                             Cost         Holding Gains    Holding Losses      Value
                                             ----         -------------    --------------      -----
       Stock based mutual funds             $    500          $ 15            $               $     515
       Bond based mutual funds                 1,017            10                   -            1,027
       Certificates of deposits                  999            -                    -              999
                                            --------          ----            ---------       ---------

                                            $  2,516          $ 25            $      -        $   2,541
                                            ========          ====            =========       =========

       For the years ended December 31, 2001 and 2000, gross unrealized gains on the sale of available-for-sale securities were $-0- and $25, respectively. For the years ended December 31, 2001 and 2000, gross unrealized losses on the sale of available-for-sale securities were $3 and $-0-, respectively. The change in net unrealized holding gains (losses) is $(28) and $25 for the years ended December 31, 2001 and 2000, respectively.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(4)    Retainage receivable:

       At December 31, 2001 and 2000, approximately $336 and $183, respectively, of the retainage receivable is not collectible within one year.

(5)    Construction contracts:

       Information with respect to contracts in progress at December 31, 2001 and 2000 is as follows:

                                                                                   2001                2000
                                                                                ------------       ------------
       Expenditures on uncompleted contracts                                      $ 28,408           $  37,625

       Estimated earnings thereon                                                    4,144               1,402
                                                                                  --------           ---------

                                                                                    32,552              39,027

       Less billings applicable thereto                                             36,215              43,712
                                                                                  --------           ---------

                                                                                  $ (3,663)          $  (4,685)
                                                                                  =========          ==========
       Included in the accompanying consolidated balance sheets under the following captions:

         Costs and estimated earnings in excess of
           billings on uncompleted contracts                                      $     26           $     138

         Billings in excess of costs and estimated
           earnings on uncompleted contracts                                        (3,689)             (4,823)
                                                                                  --------           ---------

                                                                                  $ (3,663)          $  (4,685)
                                                                                  =========          ==========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------

(6)    Property and equipment:

       Property and equipment at December 31, 2001 and 2000 consists of the following:

                                                                                   2001                2000
                                                                                ------------       ------------
              Machinery and equipment                                             $   676            $    559
              Furniture and fixtures                                                  624                 597
              Leasehold improvements                                                  828                 825
                                                                                  -------            --------

                                                                                    2,128               1,981

              Less accumulated depreciation and amortization                        1,795               1,644
                                                                                  -------            --------

              Net property and equipment                                          $   333            $    337
                                                                                  =======            ========

       Depreciation and amortization expense relating to property and equipment was approximately $151, $170 and $173 for the years ended December 31, 2001, 2000 and 1999, respectively.

(7)    Income taxes:

       The components of income tax expense (benefit) are as follows:

                                                                2001               2000              1999
                                                              ----------         ---------         ----------
       Current
          Federal                                              $      -           $   (16)           $   119
          State and local                                            54                50                124
                                                               --------           -------            -------

                                                                     54                34                243
                                                               --------           -------            -------

       Deferred
          Federal                                                  (760)             (122)               565
          State and local                                          (512)              (75)               335
                                                               --------           -------            -------

                                                                 (1,272)             (197)               900
                                                               --------           -------            -------

                           Total                               $ (1,218)          $  (163)           $ 1,143
                                                               =========          ========           =======

       A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                                2001               2000              1999
                                                              ----------         ---------         ----------

       Statutory Federal income tax rate (benefit)                (34)%             (34)%               34%
       State and local taxes, net of Federal tax benefit          (11)               (7)                12
       Adjustment of prior year over accrual                      -                   3                 -
                                                                -------            ------            --------

                                                                  (45)%             (38)%               46%
                                                                =======            =======           ======

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(7)    Income taxes - cont'd:

       The 2001 and 2000 tax benefits on state and local taxes is offset by current provisions based on net worth.

       The details of deferred tax assets and liabilities are as follows:

                                                                                    2001                2000
                                                                                 -----------        -----------
       Deferred income tax assets:
             Property and equipment                                                $  278              $   283
             Allowance for doubtful accounts                                           92                   92
             Net operating loss carryforward                                        1,585                  227
                                                                                   ------              -------
             Total deferred income tax assets                                       1,955                  602

       Deferred income tax liabilities:
             Amortization of goodwill                                                (486)                (405)
                                                                                   ------              -------

                   Deferred income tax asset, net                                  $1,469              $   197
                                                                                   ======              =======

       For the years ended December 31, 2001 and 2000, the Company incurred net operating loss carryfowards of approximately $2,900 and $600, respectively, which expire through the year ending December 31, 2016. At December 31, 2001, $1,067 of the net current portion of deferred income tax assets is recorded as a current asset, and $402 net long-term deferred income tax asset is included in long-term assets in the accompanying balance sheet. At December 31, 2000, $227 of the net current portion of deferred income tax assets is recorded as a current asset and $30 net deferred income tax liability is included in long-term liabilities in the accompanying balance sheet.

(8)    Accumulated other comprehensive income:

       At December 31, 2001 and 2000, accumulated other comprehensive income, which consists of unrealized holding gains on available for sale securities, is as follows:

                                                                                   2001                 2000
                                                                                 ---------           ---------
       Beginning balance                                                         $     25            $      -
       Current period change                                                          (28)                 25
                                                                                 --------            --------

       Ending balance                                                            $     (3)           $     25
                                                                                 =========           ========

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(9)    Commitments and contingencies - cont'd:

       (B)    Operating leases:

              The Company is obligated under non-cancelable operating leases, including a lease with its chief executive officer, for office space with future rental payments at December 31, 2001 as follows:

                   Year ending
                   December 31                          Non-affiliated         Related Party            Total
                   -----------                          --------------         -------------            -----
                       2002                                   $ 176                $ 103                 $ 279
                       2003                                     180                    -                   180
                       2004                                      91                    -                    91
                                                              -----                -----                 -----

                                                              $ 447                $ 103                 $ 550
                                                              =====                =====                 =====

              In accordance with the lease agreement, the Company has the option to extend its non- affiliated lease an additional five years from June 2004 through June 2009.

              Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $276, $272 and $282, respectively, including $103 to a related party in each year.

       (C)    Employment agreements:

              KSW Mechanical Services, Inc. has entered into employment agreements with two of its officers for the period January 1999 through December 2000. These agreements provide for aggregate base annual compensation of $660 each year plus 15% of income before taxes in excess of $250. The officers are also entitled to medical insurance, disability insurance and life insurance. The Company has not entered into new employment agreements with these individuals. During 2001, they continued in the same capacities and continued to receive the same financial remuneration as under the prior employment agreements. During 2001, officers' combined compensation was a base salary of $660. No bonuses were paid in 2000 and 2001.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------

(9)    Commitments and contingencies - cont'd:

       (E)    Legal:

              The Company is not aware of any pending or threatened legal proceedings, which could have a material adverse effect on its financial position or results of operations, other than item (b) below. The following are the material lawsuits in which the Company is a party:

              (a) Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County, to recover the sum of $5,771. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,663, and claims to recover for work beyond the scope of the Company's contract. Discovery has been completed and the action placed on the trial calendar. The case should be tried within the next twelve months. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful, or that the full amount of damages sought will be awarded. At December 31, 2001 and 2000, approximately $1,937 of billings applicable to the base contract is included in accounts and retainage receivable relating to this contract.

              (b) Helionetics Creditors Committee v. Barnes, et al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc., the Company's former parent. The complaint alleges that the December 28, 1995 distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890, plus punitive damages. The December 28, 1995 distribution of stock was made pursuant to a Form 10 Registration Statement filed with and declared effective by the Securities and Exchange Commission. The Company believes that the lawsuit is without merit and is aggressively defending the case. On March 15, 2001, the Court denied a motion for summary judgment filed by the Company and its directors, except the Court dismissed the case against director Robert Brussel. The Court found that there were issues of fact requiring trial on the merits. On May 30, 2001, the Court granted partial summary judgment as to the Company's officers and directors, dismissing Plaintiff's fraudulent conveyance causes of action relating to the distribution. On October 11, 2001, the Court dismissed all causes of action against the Company's officers and directors, which relate to the distribution itself. The Committees' remaining claims are against the Company and allege (i) that the Company aided and abetted and conspired with Helionetics, Inc. in the breach of fiduciary duty in that the distribution allegedly was made in violation of California Corporations Code and
                    (ii) that the redemption by the Company of 333 shares of the Company's stock held by Helionetics, Inc. as part of the distribution was a fraudulent conveyance. A hearing will be held within the next three months to determine valuation issues, including the issue of Helionetics solvency on the date of distribution.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(9)    Commitments and contingencies - cont'd:

       (E)    Legal - cont'd:

              (c) Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Strook & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in Note 9(E)(b). The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. Subsequent to the filing of this action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action described in Note 9(E)(b), above. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. The California Superior Court denied Stoock's motion to delay discovery until after the Creditors Committee action and discovery is now underway.

 (10)  Concentration risks:

       (A)    Credit risk:

              Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts and retainage receivables.

              The Company maintains its cash and cash equivalents accounts at balances, which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2001 and 2000, amounts in excess of federally insured limits totaled approximately $495 and $3,394, respectively.

              Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $9,728 and $8,027 at December 31, 2001 and 2000, respectively.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(10)   Concentration risks - continued:

       (B)    Labor concentrations:

              The Company's direct labor is supplied primarily by unions through collective bargaining agreements expiring through June 2002. Although the Company's past experience was favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

       (C)    Contract revenue/significant customers:

              The Company earned approximately 23%, 16% and 14% of its contract revenue in 2001, 20%, 19% and 15% of its contract revenue in 2000, and 23%, 20% and 18% of its contract revenue in 1999, from its three largest customers.

(11)   Retirement plans:

       (A)    Profit-sharing/401(k) plan:

              The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $63, $62 and $51 as a 25% matching contribution for the years ended December 31, 2001, 2000 and 1999, respectively.

       (B)    Multiemployer pension plans:

              The Company has made contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. It is not cost effective to accumulate information regarding the pension expense under these plans.

(12)   Line of credit - bank

       On December 31, 2001, the Company renewed its line of credit in the amount of $2,000 with Merrill Lynch for an additional year. The line of credit calls for borrowings at 3% over the 30 day dealer commercial paper rate. At December 31, 2001 and 2000 the borrowing base rate was approximately equal to prime, and there was $190 and $-0-, respectively, borrowed against this line.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------


(13)   Stockholders' equity:

       (A)    Stock option plan:

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

              Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. During 2001, 2000 and 1999, -0-, 1,667, and -0- options, respectively, under the Plan were exercised. During 2001 and 2000, no new options were granted. During 1999, 55,000 options were issued to employees and a director. At December 31, 2001, there were 650,000 exercisable options outstanding, all of which have an exercise price of $1.50 per share.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)
                          ----------------------------

(13)   Stockholders' equity - cont'd:

       (A)    Stock option plan - cont'd:

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 54.67%; risk-free interest rate of 7.00%; and expected lives of six years.

       (B)    Preferred stock:

              The Company is authorized to issue 1,000,000 shares of preferred stock. Through December 31, 2000, no shares of preferred stock have been issued by the Company.

(14)   Backlog:

       At December 31, 2001, the Company had a backlog of $51,906. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.

(15)   Impact of recently issued accounting standards:

       In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that all goodwill not be amortized, but tested periodically for impairment and provide guidelines for new disclosure requirements. The standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units, and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. Management believes that the implementation of SFAS No. 142 will result in a significant write-down of goodwill upon adoption.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 19, 2001 its behalf by the undersigned, thereunto duly authorized.

                                  KSW, INC.

                                  By:    /s/ Floyd Warkol
                                       ------------------------
                                       Floyd Warkol
                                       President, Chief Executive Officer,
                                       Secretary and Chairman of the Board of
                                       Directors
                                       March 19, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ Floyd Warkol
                                        ----------------------
                                        Floyd Warkol
                                        President, Chief Executive Officer,
                                        Secretary and Chairman of the Board of
                                        Directors
                                        March 19, 2002

                                        /s/ Burton Reyer
                                        -----------------------
                                        Burton Reyer
                                        Vice President and Director
                                        March 19, 2002

                                        /s/ Robert Brussel
                                        -----------------------
                                        Robert Brussel
                                        Chief Financial Officer and Director
                                        March 19, 2002

                                        /s/ Stanley Kreitman
                                        Stanley Kreitman
                                        Director
                                        March 19, 2002


                                        /s/ Daniel Spiegel
                                        Daniel Spiegel
                                        Director
                                        March 19, 2002