Form 10-Q
period 2002-03-31
KSW INC
filed 2002-05-14
CIK 1004125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


              QUARTERLY REPORT PURS UANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                       OUTSTANDING
                     CLASS                            MARCH 31, 2002
                     -----                            --------------

           COMMON STOCK, $.01 PAR VALUE                  5,470,311


                           THIS IS PAGE 1 OF 17 PAGES.
                         INDEX TO EXHIBITS IS ON PAGE 16

================================================================================

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                PAGE NO.
--------------------------------------------------------------------------------------------
PART 1     FINANCIAL INFORMATION

Item 1.    Financial Statements

                     Consolidated Balance Sheets -                                 3
                     March 31, 2002 and December 31, 2001

                     Consolidated Statements of Operations -                       4
                     Three months ended March 31, 2002
                     and 2001

                     Consolidated Statement of Comprehensive Loss
                     Three months ended March 31, 2002 and 2001                    5

                     Consolidated Statements of Cash Flows
                     Three months ended March 31, 2002 and 2001                    6

                     Notes to Consolidated Financial Statements                    7

                     Independent Accountants' Review Report                        10

Item 2.              Management's Discussion and Analysis of                       11
                     Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About                13
                     Market Risk
--------------------------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                             14
Item 2               Changes in Securities and Use of Proceeds                     14
Item 3               Defaults Upon Senior Securities                               14
Item 4               Submission of Matters to a Vote of Security Holders           14
Item 5               Other Information                                             14
Item 6               Exhibits and Reports on Form 8-K                              14
--------------------------------------------------------------------------------------------
SIGNATURE                                                                          15
INDEX TO EXHIBITS                                                                  16
--------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31, 2002                 Dec. 31, 2001
                                                              --------------                 -------------
ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                   $       752                    $      715
   Marketable securities                                               637                           641
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/02 and 12/31/01                                           16,894                        17,639
   Retainage receivable                                              2,813                         2,549
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                  83                            26
   Deferred income taxes                                               848                         1,067
   Prepaid expenses and other receivables                              614                           725
                                                              -------------                 -------------
      Total current assets                                          22,641                        23,362

Property and equipment, net of accumulated
   depreciation of $1,826 and $1,795 at 3/31/02
   and 12/31/01,  respectively                                         357                           333
Other Assets:
   Goodwill, net of accumulated amortization of $4,990
   and $1,476 at 3/31/02 and 12/31/01 respectively                       0                         3,514
   Deferred income taxes                                             2,261                           402
   Other                                                                 9                             9
                                                              -------------                 -------------
TOTAL ASSETS                                                       $25,268                       $27,620
                                                              =============                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans payable - current                                      $        0                    $      190
   Accounts payable                                                  9,974                        11,375
   Retainage payable                                                 1,817                         1,774
   Accrued payroll and related benefits                                780                           747
   Accrued expenses                                                    560                           374
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                4,490                         3,689
                                                              -------------                 -------------
        Total current liabilities                                   17,621                        18,149
   Long-term liabilities                                                16                            19
                                                              -------------                 -------------
        Total liabilities                                           17,637                        18,168
                                                              -------------                 -------------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 3/31/02 and 12/31/01                            54                            54
   Additional paid-in capital                                        9,729                         9,729
   Retained earnings (deficit)                                      (2,168)                         (328)
  Net unrealized holding gain (loss) on available
   for sale securities                                                  16                            (3)
                                                              -------------                 -------------
       Total stockholders' equity                                    7,631                         9,452
                                                              -------------                 -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  25,268                     $  27,620
                                                              =============                 =============


 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                  Three Months            Three Months
                                                              Ended March 31, 2002    Ended March 31, 2001
                                                              --------------------    --------------------
Revenues:
    Contracts                                                    $      13,077           $      10,563
    Fees                                                                    47                      22
    Interest                                                                13                      56
                                                                 --------------          --------------
                                                                         13,137                  10,641
Direct costs                                                             11,617                  10,948
                                                                 --------------          --------------

Gross profit  (loss)                                                      1,520                   (307)
Selling, general and administrative expenses                              1,451                   1,190
Interest                                                                     13                       3
                                                                 --------------          --------------

Income (loss) before provision for
income
   taxes (benefit)                                                           56                  (1,500)
Provision for income taxes (benefit)                                         41                    (684)
                                                                 --------------          --------------
Income before cumulative effect of change in
   accounting principle                                                      15            $       (816)

Cumulative effect of change in accounting for
    goodwill, net of tax benefit of $1,659                               (1,855)           $          0
                                                                 --------------          --------------
Net loss
                                                                   $     (1,840)           $       (816)
                                                                 ==============          ==============

Net income (loss) per common share -
    basic & Diluted before cumulative effect of
    change in accounting principle                                 $          0            $       (.15)
Cumulative effect of change in accounting for
    goodwill                                                               (.34)                      0
                                                                 --------------          --------------
Basic and diluted loss per common share                            $       (.34)           $       (.15)
                                                                 ==============          ==============

 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                 Three Months             Three Months
                                                             Ended March 31, 2002     Ended March 31, 2001
                                                             --------------------     --------------------
       Net Loss                                                 $      (1,840)           $         (816)
       Other Comprehensive income (loss):

          Net unrealized holding gains (losses) during
           period                                                          19                       (63)
                                                               --------------            --------------

       Total Comprehensive loss                                 $      (1,821)           $         (879)
                                                               ==============            ==============









 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months              Three Months
                                                                  Ended 3/31/02              Ended 3/31/01
                                                                  -------------              -------------
Cash flows from operating activities:
   Net (loss)                                                       $  (1,840)                $     (816)
   Adjustments to reconcile net (loss)
     to cash provided by (used in) operating
     activities:
         Depreciation and amortization                                     31                         77
         Write off of goodwill                                          3,514
         Deferred income taxes                                         (1,640)                      (691)
  Changes in operating assets and liabilities:
     Accounts and retainage receivables                                   481                      1,792
     Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                       (57)                      (447)
     Prepaid expenses and other receivables                               111                         (9)
     Accounts and retainage payable                                    (1,358)                    (2,518)
       Accrued payroll and related benefits                                33                         15
       Accrued expenses                                                   186                       (284)
      Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                                      801                     (1,035)
                                                                 ------------              -------------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                   262                     (3,916)
                                                                 ------------              -------------

Cash flows from investing activities:
  Purchase of property and equipment                                      (55)                       (41)
  Sale of marketable securities                                            23                        767
  Other liabilities                                                        (3)                       (16)
                                                                 ------------              -------------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                             (35)                       710
                                                                 ------------              -------------

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES
    INCREASE (DECREASE) IN LOAN PAYABLE CURRENT                          (190)                       801
                                                                 ------------              -------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             37                     (2,405)
Cash and cash equivalents, beginning of period                            715                      3,499
                                                                 ------------              -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      752                 $    1,094
                                                                 ============              =============

 See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2002 and 2001. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2. The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

      a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734. Discovery has been completed and the action placed on the trial calendar. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful. A Court conference is scheduled for May 16, 2002 for the purpose of setting a trial date.

      b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc., the Company's former parent. The complaint alleges that the December 28, 1995 Distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and seeks compensatory damages of $10,890,000, plus punitive damages. The December 28, 1995 distribution of stock was made pursuant to a Form 10 Registration Statement filed with and declared effective by the Securities and Exchange Commission. On March 15, 2001, the Court dismissed the case against director Robert Brussel. On May 30, 2001, the Court granted partial summary judgment as to the Company's officers and directors, dismissing Plaintiff's fraudulent conveyance causes of action relating to the distribution. On October 11, 2001, the Court dismissed all causes of action against the Company's officers and directors which relate to the distribution itself. On March 21, 2002 the Company and its Officers and Directors reached a settlement of all of the creditors committee's claims against them. This Agreement, which is subject to Court approval, provides for a payment of $250,000 within two business days after Court approval, and for an additional payment of up to $250,000 to be paid out of future profits to the extent such profits are realized and so long as the payment does not place the Company in violation of its covenants with its lender. This obligation shall continue from quarter to quarter until the entire $250,000 is paid. The Agreement also provides that if the creditors committee settles its case against the Company's former counsel, Stroock & Stroock & Lavan, LLP, ("Stroock") and the Company is not required to release any of its claims against Stroock discussed in Note 2.c (below), the Company shall receive 50 percent of any monies collected (without deduction or offset) above $1 million up to $1.5 million, for a maximum recoupment of $250,000. In the event that the Committee resolves its case against Stroock or collects judgment from Stroock and the Company is required, as a part thereof, to dismiss or relinquish any of its claims against Stroock, then the Company shall receive 50 percent of any monies collected (without deduction or offset) from the first dollar collected up to $1 million (for a maximum recoupment of $500,000), plus 15 percent of any monies collected (without deduction or offset) above $1 million up to $4 million (for a maximum additional payment of $450,000), plus 5 percent of any monies collected (without deduction or offset) above $4 million. Should there be a resolution with Stroock by which over $1 million is collected, KSW will recover more than the sum it paid pursuant to the settlement with the Creditors Committee. Two Officers which are Directors of the Company have agreed to defer a total of $50,000 from their 2002 compensation to assist the Company in the settlement.

      c. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in Note 2(b) above. The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. Subsequent to the filing of this action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action describe in Note 2 (b), above. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relates to the Company's malpractice action in California. On October 24, 2001, the Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. Discovery is underway in this action.

      3. OTHER CLAIMS During the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for the additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America, until written acknowledgment of these claims are received, they are not reflected in the accompanying Financial Statements. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

      4.    Change in Accounting Principles

            During 2001, the FASB issued SFAS142 "Goodwill and Other Intangible Assets" which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142 the amortization of goodwill ceased as of January 1, 2002 and a test for impairment was established whereby the fair market value of goodwill was compared to its carrying value.

            Since the goodwill was attributable to the entire Company and the fair market value of the Company as reflected in the market value of its stock was below its tangible net worth, the entire goodwill was written off during the first quarter.

            Amortization expense for the first quarter of 2002 would have been $38,000 and the annual amortization for 2002 and the next five years would have been $153,000 per year.

            Actual results for the three month periods ended March 31, 2002 and 2001 and pro forma results had we applied the non-amortization provisions of SFAS 142 in those periods are as follows (in thousands, except per share amounts):

                                                               Three Months             Three Months
                                                           Ended March 31, 2002     Ended March 31, 2001
                                                           --------------------     --------------------
       Reported Net Loss                                        $     (1,840)           $       (816)
       Add: Goodwill amortization net of taxes                         1,855                      38
                                                               --------------          --------------
       Adjusted net income (loss)                               $         15            $       (778)
                                                               ==============          ==============
       Basic and diluted earnings (loss) per share:
          Reported net (loss)                                   $       (.64)           $       (.15)
         Goodwill amortization net of taxes                              .64                     .01
                                                               --------------          --------------
       Adjusted net income (loss)                               $          0            $       (.14)
                                                               ==============          ==============

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------

To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of March 31, 2002, and the related consolidated statements of operations, comprehensive loss and cash flows, for the three months ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 1, 2002, we expressed an unqualified opinion on those consolidated financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
April 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the first quarter ended March 31, 2002 increased 23% or $2,496,000 to $13,137,000 compared to $10,641,000 for the first quarter of 2001.
During the first quarter of 2002 the Company was able to obtain substantial revenues from new projects which started during the latter part of 2001 and continued through 2002. As of March 31, 2002, the Company had a backlog of $41,000,000 compared to $54,000,000 as of March 31, 2001.

COST OF SALES

Cost of sales for the first quarter of 2002 increased by $669,000 or 6% to $11,617,000 from $10,948,000 in the first quarter of 2001 as a result of the increase in volume.

GROSS PROFIT

Gross profit increased by $1,827,000 from a loss of $307,000 in the first quarter of 2001 to a profit of $1,520,000 in the first quarter of 2002, due to higher productivity on the Company's new projects. The gross profit percentage for 2002 was 11.6% compared to a gross loss percentage of 2.9% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased from $1,190,000 for the first quarter of 2001 to $1,451,000 in first quarter of 2002, which represents an increase of $261,000 or 22%. Included in the SG&A expenses for 2002 was $450,000 which represented the accrued cost to the Company for the settlement of the Helionetics Creditors Committee lawsuit. (see note 2b) Without this cost, the SG&A for the first quarter of 2002 would have been $1,001,000, a reduction of $189,000 or 16%. This would be 7.6% of revenue compared to 11.2% of revenue in 2001.

PROVISION FOR TAXES

The tax provision for the three months ended March 31, 2002 was $41,000 as compared to a benefit of $684,000 for the same period in 2001, due to the profit
(loss) for the respective periods. The provision for 2002 was at a higher effective rate because the state and local taxes were based on net worth and not income.

CHANGE IN ACCOUNTING FOR GOODWILL

The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year as to the "fair market value" verses the carrying value. Since the goodwill applied to the entire Company as a whole and the fair market value of the Company as represented by its market capitalization was below its tangible net worth, the goodwill of $3,514,000 ($1,855,000 net of taxes), was written off during the first quarter 2002 due to the one time change in accounting principles. See Note 4 to consolidated financial statements.

NET INCOME

The Company showed a net loss for the first quarter of 2002 of $1,840,000 (after giving effect to the $1,855,000 goodwill adjustment net of tax benefit of $1,659,000 and the $450,000 accrual for the Helionetics settlement) compared to a loss of $816,000 for the first quarter of 2001. Without the one-time adjustments the Company would have had a net income of $258,000 (net of tax effect) for the first quarter of 2002 or $.05 per share.

LIQUIDITY AND CASH FLOW

For the first three months of 2002 cash provided by operations was $262,000 due to the net income generated. The write off of goodwill was a non- cash transaction and the Helionetics settlement has not yet been funded. Cash used for operations in the first quarter of 2001 was $3,916,000, due to losses in that period, as well as reductions in accounts and retainage payable, and the delay in payment for material stored offsite for use on one of the Company's federal projects.

While no significant capital improvements are projected over the next year, cash may be needed to fund the start-up of new projects. At March 31, 2002 the Company had no outstanding balance on its $2,000,000 line of credit; however, part of the line was used during the quarter to fund short-term cash flow fluctuations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "forsee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, ability to obtain bonding, inflation, the adverse effect of the attack of September 11, 2001 on public budgets and insurance costs, the availability of private funds for construction, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2001. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure with respect to financial instruments depends upon changes in the 30 day dealer commercial paper rate which at April 25, 2002 was 1.78%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30 day dealer commercial paper rate which was approximately equal to prime at April 25, 2002. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate charges.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


See Note 2 to Consolidated Financial Statements.


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit 11 - Statement Regarding Computation of Per Share Earnings

(b) Reports on Form 8-K:

Current Report on Form 8-K, dated March 28, 2002 and filed on April 22, 2002 and Current Report on Form 8-K/A, dated March 28, 2002 and filed on April 26, 2002, each reporting, under Item 5, (i) the Company's announcement that it has reached a settlement with the Creditors Committee of Helionetics of an action which alleged that the 1995 distribution by Helionetics of Company stock to its shareholders was a fraudulent conveyance and (ii) the Company's appointment of Russell S. Molina to its Board of Directors as a Class I Director.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   KSW, INC.
Date: May 9, 2002
                                   /s/ Robert Brussel
                                   --------------------------------------------
                                   Robert Brussel
                                   Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                   SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                         DESCRIPTION                         PAGE
------                         -----------                         ------------

  11       Statement Regarding Computation of Per Share Earnings        17