Form 10-Q
period 2002-06-30
KSW INC
filed 2002-08-12
CIK 1004125

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

                  For the quarterly period ended June 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                                    Outstanding
                  -----                                   June 30, 2002
         Common stock, $.01 par value                       5,470,311
--------------------------------------------------------------------------------
                           This is page 1 of 17 pages.
                         Index to exhibits is on page 17

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
                           ---------------------------

                                TABLE OF CONTENTS

                                                                      Page No. 2

--------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets -                              3
                  June 30, 2002 and December 31, 2001

                  Consolidated Statements of Operations -                    4
                  Six and three months ended June 30, 2002
                  and 2001

                  Consolidated Statement of Comprehensive Income (Loss) -
                  Six and three months ended June 30, 2002 and 2001          5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2002 and 2001                    6

                  Notes to Consolidated Financial Statements                 7

                  Independent Accountants' Review Report                     10

Item 2.           Management's Discussion and Analysis of                    11
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About             13
                  Market Risk
--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                          14
Item 2            Changes in Securities and Use of Proceeds                  14
Item 3            Defaults Upon Senior Securities                            14
Item 4            Submission of Matters to a Vote of Security Holders        14
Item 5            Other Information                                          14
Item 6            Exhibits and Reports on Form 8-K                           14
--------------------------------------------------------------------------------
SIGNATURE                                                                    16
INDEX TO EXHIBITS                                                            17
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                    June 30, 2002 Dec. 31, 2001
                                                    ------------- -------------
ASSETS                                               (unaudited)

Current assets:
   Cash and cash equivalents                              $  2,611     $    715
   Marketable securities                                       544          641
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/02 and 12/31/01                                   14,909       17,639
   Retainage receivable                                      2,683        2,549
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                         513           26
   Deferred income taxes                                       838        1,067
   Prepaid expenses and other receivables                      826          725
                                                          --------     --------
      Total current assets                                  22,924       23,362

Property and equipment, net of accumulated
   depreciation of $1,858 and $1,795 at 6/30/02
   and 12/31/01,  respectively                                 327          333
Other Assets:
   Goodwill, net of accumulated amortization of $4,990
   and $1,476 at 6/30/02 and 12/31/01 respectively               -        3,514
   Deferred income taxes                                     2,154          402
   Other                                                         9            9
                                                          --------     --------
Total Assets                                              $ 25,414     $ 27,620
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans payable - current                                $      0     $    190
   Accounts payable                                         10,102       11,375
   Retainage payable                                         2,312        1,774
   Accrued payroll and related benefits                        529          747
   Accrued expenses                                            511          374
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                        4,218        3,689
                                                          --------     --------
        Total current liabilities                           17,672       18,149
   Long-term liabilities                                        13           19
                                                          --------     --------
        Total liabilities                                   17,685       18,168
                                                          --------     --------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 6/30/02 and 12/31/01                    54           54
   Additional paid-in capital                                9,729        9,729
   Deficit                                                  (2,022)        (328)
   Net unrealized holding loss on available
    for sale securities                                        (32)          (3)
                                                          --------     --------
       Total stockholders' equity                            7,729        9,452
                                                          --------     --------

   Total Liabilities and Stockholders' Equity             $ 25,414     $ 27,620
                                                          ========     ========

See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                              Six Months         Six Months        Three Months     Three Months
                                             Ended 6/30/02      Ended 6/30/01      Ended 6/30/02    Ended 6/30/01
                                             -------------      -------------      -------------    -------------
Revenues:
    Contracts                                   $ 27,847           $ 20,332           $ 14,723          $  9,747
    Interest                                          17                 70                  4                14
                                                --------           --------           --------          --------
                                                  27,864             20,402             14,727             9,761

Direct costs                                      25,025             21,480             13,408            10,532
                                                --------           --------           --------          --------

Gross profit  (loss)                               2,839             (1,078)             1,319              (771)

Selling, general and administrative
  expenses                                         2,473             2 ,389              1,022             1,199
Interest                                              18                 32                  5                29
                                                --------           --------           --------          --------

Income (loss) before provision for                   348             (3,499)               292            (1,999)
   income taxes (benefit)

Provision for income taxes  (benefit)                187             (1,592)               146              (908)
                                                --------           --------           --------          --------

Income before cumulative effect
   of change in accounting                           161             (1,907)               146            (1,091)
   principle
Cumulative effect of change in
   accounting for goodwill, net of tax
   benefit of $1,659                              (1,855)                 -                  -                 -
                                                --------           --------           --------          --------


Net income (loss)                               $ (1,694)          $ (1,907)          $    146          $ (1,091)
                                                ========           ========           ========          ========

Earnings (loss) per common  share-
   basic &  diluted before cumulative
   effect of change in accounting
   principle                                    $    .03           $   (.35)          $    .03          $   (.20)
Cumulative effect of change in
   accounting for goodwill                          (.34)                 -                  -                 -
                                                --------           --------           --------          --------



Basic and diluted earnings (loss) per
   common share                                 $   (.31)          $   (.35)          $    .03          $   (.20)
                                                ========           ========           ========          ========

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                            Six Months       Six Months       Three Months     Three Months
                                          Ended 6/30/02    Ended 6/30/01      Ended 6/30/02    Ended 6/30/01
                                          -------------    -------------      -------------    -------------
Net income (loss)                           $(1,694)          $(1,907)          $   146           $(1,091)

Other Comprehensive income (loss):

Net unrealized holding gains
    (losses) during  period                     (29)              (36)              (48)               27
                                            -------           -------           -------           -------
Total Comprehensive income (loss)           $(1,723)          $(1,943)          $    98           $(1,064)
                                            =======           =======           =======           =======












  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Six Months        Six Months
                                                             Ended 6/30/02      Ended 6/30/01
                                                             -------------      -------------
Cash flows from operating activities:
   Net loss                                                      $(1,694)          $(1,907)
   Adjustments to reconcile net loss
     to cash provided by (used in) operating
     activities:
         Depreciation and amortization                                63               154
         Write off of goodwill                                     3,514                 -
         Deferred income taxes                                    (1,495)           (1,627)
         Realized loss on sale of marketable securities               46                 -
Changes in operating assets and liabilities:
     Accounts and retainage receivables                            2,596                (9)
     Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                 (487)             (170)
     Prepaid expenses and other receivables                         (101)              180
     Accounts and retainage payable                                 (735)           (2,865)
     Accrued payroll and related benefits                           (218)               23
     Accrued expenses                                                137                43
      Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                                 529             1,498
                                                                 -------           -------

Net cash provided by (used in)
   operating activities                                            2,155            (4,680)
                                                                 -------           -------

Cash flows from investing activities:
       Purchase of property and equipment                            (57)              (64)
       Sale of marketable securities                                  (6)            1,809
       Other liabilities                                              (6)              (27)
                                                                 -------           -------
Net cash provided by (used in) investing
   activities                                                        (69)            1,718
                                                                 -------           -------

Net cash provided by (used in) financing
    activities
    Increase (decrease) in loan payable current                     (190)            1,444
                                                                 -------           -------

Net increase (decrease) in cash and cash
   equivalents                                                     1,896            (1,518)
Cash and cash equivalents, beginning of period                       715             3,499
                                                                 -------           -------

Cash and cash equivalents, end of period                         $ 2,611           $ 1,981
                                                                 =======           =======

  See Accountants' review report and notes to Consolidated Financial Statements

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. In the opinion of the Company's Management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, and the results of operations, comprehensive income (loss) for the six and three month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


2. The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:


         a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734. Discovery has been completed and the action placed on the trial calendar. While the Company and its counsel believe the lawsuit has merit, there is no guaranty the claim will ultimately be successful. Trial is scheduled to commence on September 17, 2002.


         b. Helionetics Creditors Committee v. Barnes, et. al. On April 26, 1999, the Company and six current or former officers and directors were named in a lawsuit in U.S. Bankruptcy Court, Central District of California, instituted by the Creditors Committee of Helionetics, Inc., the Company's former parent. The complaint alleges that the December 28, 1995 distribution by Helionetics of KSW, Inc. stock to Helionetics' shareholders was a fraudulent conveyance, and sought compensatory damages of $10,890,000, plus punitive damages. The Company has reached a settlement with the Creditors Committee. Under the terms of the settlement, KSW, Inc. will pay the Creditors Committee an amount reasonably equivalent to what it would have incurred defending the action. In return, KSW, Inc. will be entitled to share in the proceeds of any recovery by the Creditors Committee from the remaining defendant, KSW, Inc.'s former counsel, Stroock & Stroock & Lavan, LLP through the bankruptcy action or, by virtue of the Company's pending malpractice action against Stroock & Stroock & Lavan, LLP. (discussed in
                  Note 2c below). The details of the settlement were reported in the Company's Form 8-K dated June 18, 2002.

         c. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the Helionetics Creditors Committee Action described in Note 2(b) above. The Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. Subsequent to the filing of this action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action described in Note 2b, above. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. Discovery is underway in this California action.

3. OTHER CLAIMS During the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for the additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America, until written acknowledgment of these claims are received, they are not reflected in the accompanying Financial Statements. Included in these claims is a lawsuit pending in the Supreme Court of the State of New York filed by the Company against the General Contractor on the N.Y.U. Palladium project. That action seeks to recover the Company's contract balance of $806,000, change proposals totaling $287,000 and costs incurred by the Company due to unanticipated delays and inefficiencies totaling $679,000. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

4.       Change in Accounting Principles

         During 2001, the Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142 the amortization of goodwill ceased as of January 1,

         2002 and a test for impairment was established whereby the fair market value of goodwill was compared to its carrying value.

         Since the goodwill was attributable to the entire Company and the fair market value of the Company as reflected in the market value of its stock was below its tangible net worth, the entire goodwill was written off during the first quarter.

         Amortization expense for the second quarter of 2002 would have been $38,000 and the annual amortization for 2002 and the next five years would have been $153,000 per year.

         Actual results for the three and six month periods ended June 30, 2002 and 2001 and pro forma results had we applied the non-amortization provisions of SFAS 142 in those periods are as follows (in thousands, except per share amounts):

                                                   Six Months          Six Months       Three Months      Three Months
                                                  Ended 6/30/02       Ended 6/30/01     Ended 6/30/02     Ended 6/30/01
                                                  -------------       -------------     -------------     -------------
Reported net income (loss)                            $(1,694)          $  (1,907)          $   146          $  (1,091)
Add: Goodwill amortization net of
   taxes                                                1,855                  76                 0                 38
                                                      -------           ---------           -------          ---------
Adjusted net income (loss)                            $   161           $  (1,831)          $   146          $  (1,053)
                                                      =======           =========           =======          =========

Basic and diluted earnings (loss) per share:
Reported net income (loss) per share                  $  (.31)          $    (.35)          $   .03          $    (.20)
Goodwill amortization per share,
   net of  taxes                                           34                 .01                 -                .01
                                                      -------           ---------           -------          ---------
Adjusted earnings income (loss) per
   share                                              $   .03           $    (.34)          $   .03          $    (.19)
                                                      =======           =========           =======          =========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------

To the Board of Directors and Stockholders
KSW, Inc.
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of June 30, 2002, and the related consolidated statements of operations and comprehensive income (loss) for the three month and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we were not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2001, presented herein, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 1, 2002, we expressed an unqualified opinion on those consolidated financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
July 30, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


Results of Operations

Revenues

Total revenues for the second quarter of 2002 increased by 51% or $4,966,000 to $14,727,000 compared to $9,761,000 for the second quarter of 2001. During the first six months of 2002, revenues increased 37% or $7,462,000 to $27,864,000 compared to $20,402,000 for the first six months of 2001. During the second quarter of 2002 the Company was able to obtain substantial revenue from new projects which started during the latter part of 2001 and continued through the first six months of 2002. As of June 30, 2002, the Company had backlog of $28,000,000 as compared to $65,000,000 as of June 30, 2001.

Cost of Sales

Cost of sales for the second quarter of 2002 increased by $2,876,000, or 27%, to $13,408,000 from $10,532,000 in the second quarter of 2001 as a result of the increase in sales revenue noted above. Cost of sales for the first six months of 2002 increased by $3,545,000, or 17%, to $25,025,000 from $21,480,000 for the same period of 2001 for the same reason.

Gross Profit

For the second quarter of 2002, there was a gross profit of $1,319,000 or 9% as compared to a gross loss of $771,000 or -8% for the second quarter of 2001. For the six months ended June 30, 2002, there was a gross profit of $2,839,000 or 10% as compared to a gross loss of $1,078,000 or -5% for the same period in 2001. The increased gross profit during 2002 was due to higher productivity on the Company's new projects.


Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased from $1,199,000 for the second quarter of 2001 to $1,022,000 for the second quarter of 2002, which represents a decrease of $177,000 or 15%. For the six months ended June 30, 2002, SG&A expenses increased $84,000, or 4%, for the same period in 2001, from $2,389,000 for the same period during 2001 to $ 2,473,000. During the six months ended June 30, 2002, the Company had legal expenses of $204,000 ($189,000 in the second quarter) and settlement costs of $450,000 (all in the first quarter), compared to legal expenses of $234,000 ($200,000 in the second quarter) for the same period in 2001. These costs were in connection with the

Helionetics Creditors Committee lawsuit and the Co-op City lawsuit described in Notes 2a and 2b to Consolidated Financial Statements. Without these costs the SG & A for the first six months of 2002 would have been $1,819,000 or 6.5% of revenue as compared to $2,155,000 or 10.6% of revenue for the same period for 2001. In the second quarter of 2002 the SG&A would have been $833,000 or 5.7% of revenue compared to $999,000 or 10.2% of revenue for the second quarter of 2001.

Provision for Taxes

The tax provision for the three months ended June 30, 2002 was $146,000 as compared to a tax benefit of $908,000 for the same period in 2001. For the six months ended June 30, 2002, the tax provision was $187,000 compared to a tax benefit of $1,592,000 for the same period in 2001. The tax provision (benefit) for each period is based on approximately 46% of net income (loss) before taxes. However, because of the utilization of carryover losses in 2002 the state and local taxes were based on net worth, which resulted in a higher effective tax rate.

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

Net Income

The net income for the second quarter of 2002 was $146,000 compared to a net loss of $1,091,000 for the second quarter of 2001 due to the items mentioned above. For the six months ended June 30, 2002, there was a net loss of $1,694,000 compared to a loss of $1,907,000 for the same period in 2001, also due to the items mentioned above. Without the Helionetics settlement, legal fees and write off of goodwill the net income for the six months ended June 30, 2002 would have been $514,000 or $.09 per share. Without the additional legal fees of $189,000 in the second quarter of 2002, the net income would have been $248,000 or $.05 per share. Both calculations assume a 46% tax provision.

Liquidity and Capital Resources

For the first six months of 2002, cash provided by operations was $2,155,000. For the same period in 2001 the cash used by operations was $4,680,000. The improved cash flow was a result of profits generated before writeoff of goodwill and utilization of carry forward losses, as well as improved collections of receivables.

The Company extended its line of credit facility with Merrill Lynch for $2,000,000 to December 31, 2002. The line calls for borrowing at 3% over the 30 day dealer Commercial Paper Rate, and is subject to certain financial covenants. The Company has no significant capital improvements projected over the next year; however, any substantial increases in revenue may require additional funds for start-up costs.

Forward-Looking Statements

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "forsee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, ability to obtain bonding, inflation, the adverse effect of the attack of September 11, 2001 on public budgets and insurance costs, the availability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2001. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK
         -----------


The Company's market risk exposure with respect to financial instruments depends upon changes in the "30 Day Dealer Commercial Paper Rate" which at July 23, 2002 was 1.76%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30 day dealer commercial paper rate which at July 23, 2002 was approximately equal to prime. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There was no outstanding debt under this facility at June 30, 2002.

PART II - Other Information
---------------------------

Item 1.   Legal Proceedings


See Note 2 to Consolidated Financial Statements.


Item 2.   Change in Securities and use of proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's annual meeting on May 13, 2002, the stockholders approved the following resolutions:

         a. The stockholders re-elected Daniel Spiegel and Stanley Kreitman as Class II directors to serve for a term of three years. There were 5,014,456 votes for Mr. Spiegel's election and 6,993 votes against. There were 5,014,313 votes for Mr. Kreitman's election and 7,146 votes against. Continuing as directors of the Company after the meeting were Floyd Warkol and Burton Reyer as Class II directors and Robert Brussel and Russell Molina as a Class I directors.



         b. The stockholders ratified the appointment of Marden, Harrison & Kreuter as independent auditors for the Company for the year 2002. There were 5,016,184 shares voted for the resolution, 3,953 shares voted against it and 1,312 abstentions.


Item 5.    Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 11 - Statement Regarding Computation of per Share Earnings

         Exhibit 99.1 - Certification of Chief Executive Officer

         Exhibit 99.2 - Certification of Chief Financial Officer

(b) The Company filed the following Current Reports on Form 8-K during the second quarter of 2002:

         (i) Current report on form 8-K dated April 29, 2002, reporting, under Item 5, the settlement of the Helionetics Creditors Committee action and the appointment of Russell A. Molina to the Board of Directors;

         (ii) Current report on form 8-K/A Amendment No. 1, dated March 28, 2002, amending current report on form 8-K dated April 29, 2002; and

         (iii) Current report on Form 8-K dated June 18, 2002, reporting, under Item 5, court approval of the settlement of the Helionetics Creditors Committee action and filing a copy of the settlement agreement as an exhibit thereto.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KSW, INC.



Date:  August 9, 2002
                                /s/ Robert Brussel
                                --------------------------------------------
                                Robert Brussel
                                Chief Financial Officer

                                (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                           Description
------                           -----------

    11     Statement Regarding Computation of Per Share Earnings

    99.1   Certification of Chief Executive Officer

    99.2   Certification of Chief Financial Officer