Form 10-Q
period 2002-09-30
KSW INC
filed 2002-11-14
CIK 1004125

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                        OUTSTANDING AT
                CLASS                                 NOVEMBER 11, 2002
                -----                                 -----------------
     COMMON STOCK, $.01 PAR VALUE                          5,470,311


--------------------------------------------------------------------------------
                           THIS IS PAGE 1 OF 25 PAGES.
                         INDEX TO EXHIBITS IS ON PAGE 22

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                        --------------------------------

                                TABLE OF CONTENTS

                                                                                     PAGE NO. 2
_______________________________________________________________________________________________
PART 1     FINANCIAL INFORMATION

Item 1.    Consolidated  Financial Statements

                     Consolidated Balance Sheets -                                            3
                     September 30, 2002 and December 31, 2001

                     Consolidated Statements of Operations -                                  4
                     Nine and three months ended September 30, 2002
                     and 2001

                     Consolidated Statement of Comprehensive Income
                     (Loss) -
                     Nine and three months ended September 30, 2002 and 2001                  5

                     Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2002 and 2001                            6

                     Notes to Consolidated Financial Statements                               7

                     Independent Accountants' Review Report                                  11

Item 2.              Management's Discussion and Analysis of                                 12
                     Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About                          15
                     Market Risk

Item 4.              Controls and Procedures                                                 15
_______________________________________________________________________________________________
PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                                       15
Item 2               Changes in Securities and Use of Proceeds                               16
Item 3               Defaults Upon Senior Securities                                         16
Item 4               Submission of Matters to a Vote of Security Holders                     16
Item 5               Other Information                                                       16
Item 6               Exhibits and Reports on Form 8-K                                        16
_______________________________________________________________________________________________
SIGNATURE                                                                                    17
CERTIFICATIONS                                                                               18
INDEX TO EXHIBITS                                                                            22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   September 30, 2002            Dec. 31, 2001
                                                   ------------------            -------------
ASSETS                                                 (unaudited)
Current assets:
   Cash and cash equivalents                          $     2,229                 $      715
   Marketable securities                                      449                        641
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     9/30/02 and 12/31/01                                  11,692                     17,639
   Retainage receivable                                     2,834                      2,549
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                        685                         26
   Deferred income taxes                                      692                      1,067
   Prepaid expenses and other receivables                     790                        725
                                                      -----------                 ----------
      Total current assets                                 19,371                     23,362

Property and equipment, net of accumulated
   depreciation of $1,890 and $1,795 at 9/30/02
   and 12/31/01,  respectively                                297                        333
Other Assets:
   Goodwill, net of accumulated amortization of $4,990
   and $1,476 at 9/30/02 and 12/31/01 respectively              -                      3,514
   Deferred income taxes                                    2,217                        402
   Other                                                        8                          9
                                                      -----------                 ----------
TOTAL ASSETS                                          $    21,893                 $   27,620
                                                      ===========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans payable - current                            $         0                 $      190
   Accounts payable                                         8,007                     11,375
   Retainage payable                                        1,607                      1,774
   Accrued payroll and related benefits                       349                        747
   Accrued expenses                                           455                        374
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                       3,654                      3,689
                                                      -----------                 ----------
        Total current liabilities                          14,072                     18,149
   Long-term liabilities                                       10                         19
                                                      -----------                 ----------
        Total liabilities                                  14,082                     18,168
                                                      -----------                 ----------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 9/30/02 and 12/31/01                   54                         54
   Additional paid-in capital                               9,729                      9,729
   Deficit                                                 (1,902)                      (328)
   Net unrealized holding loss on available
    for sale securities                                       (70)                        (3)
                                                      -----------                 ----------
       Total stockholders' equity                           7,811                      9,452
                                                      -----------                 ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    21,893                 $   27,620
                                                      ===========                 ==========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                     Nine Months         Nine Months         Three Months        Three Months
                                                    Ended 9/30/02       Ended 9/30/01       Ended 9/30/02       Ended 9/30/01
                                                    -------------       -------------       -------------       -------------
Revenues:
    Contracts                                           $38,494            $ 36,854            $ 10,600             $16,498
    Loss on Sale of Marketable
      Securities                                           (70)                (82)                (23)                (58)
    Interest                                                 20                  78                   3                   8
                                                    -------------       -------------       -------------       -------------
     Total  Revenues                                     38,444              36,850              10,580              16,448

Direct costs                                             34,373              36,246               9,348              14,766
                                                    -------------       -------------       -------------       -------------

Gross profit                                              4,071                 604               1,232               1,682

Expense:
 Selling, general and administrative                      3,453               3,549                 980               1,160

  Interest                                                   22                  40                   4                   8
                                                    -------------       -------------       -------------       -------------
   Total Expense                                          3,475               3,589                 984               1,168
                                                    -------------       -------------       -------------       -------------
Income (loss) before provision for income
   taxes (benefit)                                          596             (2,985)                 248                 514

Provision for income taxes      (benefit)                   315             (1,345)                 128                 247
                                                    -------------       -------------       -------------       -------------
Income (loss) before cumulative effect of
   change in accounting principle                           281             (1,640)                 120                 267
Cumulative effect of change in accounting for
   goodwill, net of tax benefit of $1,659               (1,855)                -                      -                   -
                                                    -------------       -------------       -------------       -------------
Net income (loss)                                      $(1,574)           $ (1,640)               $ 120                $267
                                                    =============       =============       =============       =============
Earnings (loss) per common share- basic & diluted
   before cumulative effect of
   change in accounting principle                        $  .05             $ (.30)              $  .02              $  .05
Cumulative effect of change in accounting
   principle                                              (.34)                -                      -                   -
                                                    -------------       -------------       -------------       -------------
Basic and diluted earnings (loss) per  common
   share                                                $ (.29)             $ (.30)               $ .02               $ .05
                                                    =============       =============       =============       =============
Basic and diluted weighted average shares
outstanding                                           5,470,311           5,470,311           5,470,311           5,470,311


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)


                                                 Nine Months        Nine Months       Three Months       Three Months
                                                Ended 9/30/02      Ended 9/30/01      Ended 9/30/02     Ended 9/30/01
                                                -------------      -------------      -------------     -------------
       Net income (loss)                           $(1,574)          $ (1,640)              $ 120             $  267

 Other comprehensive loss:
 Net unrealized holding losses
     on available for sale securities
     during  period                                    (67)               (73)               (38)               (37)
                                                -------------      -------------      -------------     -------------
 Total Comprehensive income (loss)                 $(1,641)          $ (1,713)              $  82             $  230
                                                =============      =============      =============     =============









          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                   Nine Months                Nine Months
                                                                  Ended 9/30/02              Ended 9/30/01
                                                                  -------------              -------------
Cash flows from operating activities:
   Net loss                                                        $    (1,574)               $    (1,640)
   Adjustments to reconcile net loss
     to cash provided by (used in) operating
     activities:
         Depreciation and amortization                                      95                        218
         Write off of goodwill                                           3,514                                      -
         Deferred income taxes                                          (1,380)                    (1,412)
         Realized loss on sale of marketable securities                     70                          -
Changes in operating assets and liabilities:
     Accounts and retainage receivables                                  5,662                     (2,687)
     Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                       (659)                      (190)
     Prepaid expenses and other receivables                                (65)                       407
     Accounts and retainage payable                                     (3,535)                     2,099
     Accrued payroll and related benefits                                 (398)                      (108)
    Accrued expenses                                                        81                       (172)
      Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                                       (35)                       552
                                                                   -----------                -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                  1,776                     (2,933)
                                                                   -----------                -----------
Cash flows from investing activities:
       Purchase of property and equipment                                  (59)                      (134)
       Sale (purchase) of marketable securities,net                        ( 4)                     1,895
                                                                   -----------                -----------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                              (63)                     1,761
                                                                   -----------                -----------
Cash flows from financing activities:
    Decrease in loan payable                                              (190)                         0
    Other liabilities                                                      ( 9)                       (29)
                                                                   -----------                -----------
NET CASH (USED IN) FINANCING
    ACTIVITIES                                                            (199)                       (29)
                                                                   -----------                -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                           1,514                     (1,201)
Cash and cash equivalents, beginning of period                             715                      3,499
                                                                   -----------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     2,229                $     2,298
                                                                   ===========                ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                      $        22                $        40
     Taxes                                                         $        27                $        10


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.         Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, and the results of operations, comprehensive income
(loss) for the nine and three month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


2.         Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2001. The Company has made no significant change in these policies during 2002, except for the following change in accounting principle.

During 2001, the Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, the amortization of goodwill ceased as of January 1, 2002 and a test for impairment was established whereby the fair market value of goodwill was compared to its carrying value.

Since the goodwill was attributable to the entire Company and the fair market value of the Company as reflected in the market value of its stock was below its tangible net worth, the entire goodwill was written off during the first quarter.

Amortization expense for the third quarter of 2002 would have been $38,000 and the annual amortization for 2002 and the next five years would have been $153,000 per year.

Actual results for the nine and three month periods ended September 30, 2002 and 2001 and pro forma results had we applied the non-amortization provisions of SFAS 142 in those periods are as follows (in thousands, except per share amounts):

                                                    Nine Months        Nine Months       Three Months       Three Months
                                                   Ended 9/30/02      Ended 9/30/01      Ended 9/30/02     Ended 9/30/01
                                                   -------------      -------------      -------------     -------------
       Reported net income (loss)                    $  (1,574)        $  (1,640)         $      120         $       267
       Add: Goodwill amortization, net of taxes          1,855               114                  -                   38
                                                     ----------        ----------         -----------        ------------
       Adjusted net income (loss)                    $     281         $  (1,526)         $      120         $       305
                                                     ==========        ==========         ===========        ============
       Basic and diluted earnings (loss) per share:
       Reported net income (loss) per share          $    (.29)        $    (.30)         $      .02         $       .05
       Goodwill amortization per share, net of
           taxes                                           .34               .02                  -                  .01
                                                     ----------        ----------         -----------        ------------
       Adjusted earnings income (loss) per share     $     .05         $    (.28)         $      .02         $       .06
                                                     ==========        ==========         ===========        ============


3.         Contingencies

Except as listed below, the Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

           a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County, to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which this claim is not reflected in the Company's Financial Statements. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty the claim for unanticipated costs will ultimately be successful. This case was tried for 9 days in September 2002 and adjourned by the Court to January 2003 for further trial proceedings.

           b. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the now settled Helionetics Creditors Committee Action. That action had claimed that Helionetics' distribution of the Company's stock to Helionetics' shareholders was a fraudulent conveyance. The Company's Complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its Directors and Officers in the Helionetics Creditors Committee Action. The Company seeks to recoup its legal fees paid for the distribution, the fees spent in defense of the Helionetics Creditors Committee Action, and the settlement payment made by the Company and its Directors to settle that action (a total of approximately $ 1,800,000.), plus punitive damages. Subsequent to the filing of this malpractice action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly due in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the New York Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. Discovery is underway in this California action. Trial is scheduled for March 2003.

           c. Other Proposals and Claims. During the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements reflect the amounts the Company believes it is probable it will receive on these proposals. During the course of its work on construction projects, the Company may also incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for the additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America, until written acknowledgment of the validity of the claims are received, they are not reflected in the accompanying financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.


           d.         World Trade Center (WTC) Business Recovery Grant Program

                      The WTC Business Recovery Grant Program (the "Program") is a program established by the New York State Urban Development Corporation d/b/a the Empire State Development Corporation to provide assistance to certain businesses that have been adversely impacted as a result of the events of September 11, 2001. The Program was amended during August 2002 to include businesses working in the area designated as the Restricted Zone as of September 11, 2001 under a contractual agreement if they meet certain qualifying criteria of the Program. The maximum relief a company can receive from this section of the Program is $300,000.

                      Pursuant to the above mentioned program, the Company is seeking reimbursement of its economic losses which exceed the maximum relief amount of $300,000 relating to two projects that the Company believes would meet the eligibility criteria. The Company is still pursuing previously submitted insurance claims pertaining to these two projects. No amounts have been recorded in the accompanying consolidated financial statements for these potential grant or insurance proceeds.

                      The Company is in the process of submitting its grant application for this program.



           4.         New Accounting Standards

                      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company is currently evaluating the impact of SFAS No. 146 on the Company's financial position and results of operations.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
KSW, Inc.:

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and subsidiary (the "Company") as of September 30, 2002, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2002 and the statement of cash flows for the nine months ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we were not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The 2001 consolidated financial statements of KSW, Inc. and subsidiary were audited or reviewed by other accountants, whose reports dated February 1, 2002 and October 25, 2000, on those consolidated financial statements.




/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Total revenues for the third quarter of 2002 decreased by 35.7% or $5,868,000 to $10,580,000 compared to $16,448,000 for the third quarter of 2001. During the first nine months of 2002, total revenues increased 4.3% or $1,594,000 to $38,444,000 compared to $36,850,000 for the first nine months of 2001. During the third quarter of 2002, revenue decreased as a result of market conditions as well as ongoing contracts nearing completion and new projects not yet commenced. For the nine months ended September 30, 2002, new projects which started during the latter part of 2001 and continued through the first nine months of 2002 resulted in the increase in revenue for the period. As of September 30, 2002, the Company had backlog of $25,000,000 as compared to $52,000,000 as of September 30, 2001. The Company is actively seeking new contracts to add to its backlog.

COST OF SALES

Cost of sales for the third quarter of 2002 decreased by $5,418,000, or 36.7%, to $9,348,000 from $14,766,000 in the third quarter of 2001 as a result of the decrease in sales revenue noted above. Cost of sales for the first nine months of 2002 decreased by $1,873,000, or 5.2%, to $34,373,000 from $36,246,000 for the same period of 2001 due to more profitable contracts performed during 2002.

GROSS PROFIT

For the third quarter of 2002, there was a gross profit of $1,232,000 or 11.6% as compared to a gross profit of $1,682,000 or 10.2% for the third quarter of 2001. For the nine months ended September 30, 2002, there was a gross profit of $4,071,000 or 10.6% as compared to a gross profit of $ 604,000 or 1.6% for the same period in 2001. The increased gross profit during 2002 was due to higher productivity on the Company's new projects and finalization of contract prices related to proposals on completed contracts.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased from $1,160,000 for the third quarter of 2001 to $980,000 for the third quarter of 2002, which represents a decrease of $180,000 or 15.5%. For the nine months ended September 30, 2002, SG&A expenses decreased $96,000, or 2.7%, for the same period in 2001, from $3,549,000 for the same period during 2001 to $ 3,453,000. During the nine months ended September 30, 2002, the Company had legal expenses of $262,000 ($58,000 in the third quarter) and settlement costs of $450,000 (all in the first quarter), compared to legal expenses of $373,000 ($139,000 in the third quarter) for the same period in 2001. These costs were in connection with the Helionetics Creditors Committee lawsuit and the Co-op City lawsuit described in Notes 3a and 3b to the consolidated financial statements. Without these costs the SG & A for the first nine months of 2002 would have been $2,741,000 or 7.1% of revenue as compared to $3,176,000 or 8.6% of revenue for the same period for 2001. In the third quarter of 2002 the SG&A would have been $922,000 or 8.7% of revenue compared to $1,021,000 or 6.2% of revenue for the third quarter of 2001.

PROVISION FOR TAXES

The tax provision for the three months ended September 30, 2002 was $128,000 as compared to $247,000 for the same period in 2001. For the nine months ended September 30, 2002, the tax provision was $315,000 compared to a tax benefit of $1,345,000 for the same period in 2001. The tax provision (benefit) for each period is based on approximately 46% of pretax income (loss). However, because of the utilization of carryover losses in 2002 the state and local taxes were based on net worth, which resulted in a higher effective tax rate.

CHANGE IN ACCOUNTING FOR GOODWILL

The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year as to the "fair market value" verses the carrying value. Since the goodwill applied to the entire Company as a whole and the fair market value of the Company as represented by its market capitalization was below its tangible net worth, the goodwill of $3,514,000 ($1,855,000 net of taxes), was written off during the first quarter 2002 due to the one time change in accounting principles (see Note 2 to the consolidated financial statements).

NET INCOME

The net income for the third quarter of 2002 was $120,000 compared to a net income of $267,000 for the third quarter of 2001 due to the items mentioned above. For the nine months ended September 30, 2002, there was a net loss of $1,574,000 compared to a net loss of $1,640,000 for the same period in 2001, also due to the items mentioned above. Without the Helionetics settlement, legal fees and write off of goodwill the net income for the nine months ended September 30, 2002 would have been $665,000 or $.12 per share. Without the additional legal fees of $58,000 in the third quarter of 2002, the net income would have been $151,000 or $.03 per share. Both calculations assume a 46% tax provision.


LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 2002, cash provided by operations was $1,776,000. For the same period in 2001 the cash used by operations was $2,933,000. The improved cash flow was a result of profits generated before the effect of the change in accounting for goodwill and utilization of carry forward losses, as well as improved collections of receivables.

The Company has a line of credit facility with Merrill Lynch for $2,000,000 which was scheduled to expire on December 31, 2002. The Company and the financial institution have agreed to extend the term of this agreement through December 31, 2003. The line calls for borrowing at 3% over the 30-day dealer Commercial Paper Rate that approximates the prime-lending rate of 4.25% at November 7, 2002, and is subject to certain financial covenants.

The Company has no significant capital improvements projected over the next year; however, any substantial increases in revenue may require additional funds for start-up costs.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, ability to obtain bonding, inflation, the adverse effect of the attack of September 11, 2001 on public budgets and insurance costs, the availability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2001. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at November 7, 2002 was 1.28%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate that at November 7, 2002 was approximately equal to prime (4.25%). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There was no outstanding debt under this facility at September 30, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

 (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating disclosure controls and procedures.

           Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

  (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls in connection with the preparation of this quarterly report on Form 10-Q.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit 11 - Statement Regarding Computation of per Share Earnings

        Exhibit 99.1 - Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 - Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following Current Report on Form 8-K during the third quarter of 2002:

        (i) Current report on Form 8-K, dated September 30, 2002, reporting the retirement of the Company's Chief Financial Officer and Board Member, Robert Brussel, and the appointment of Richard W. Lucas as his successor as Chief Financial Officer. This form also reported that to insure auditor independence, the Company had replaced the Company's former outside auditor for whom Mr. Lucas had previously worked, and engaged the firm of Rosen Seymour Shapss Martin and Company, LLP as the Company's new independent auditor for 2002.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     KSW, INC.

Date: November 11, 2002
                                     /s/Richard W. Lucas
                                     -------------------------------------------
                                     Richard W. Lucas
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                 CERTIFICATIONS

           I, Floyd Warkol, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of KSW, Inc.

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions to significant deficiencies and material weaknesses.

      Date: November 11, 2002

      By: /s/ Floyd Warkol
          --------------------------------------
          Floyd Warkol, Chief Executive Officer

                                 CERTIFICATIONS

           I, Richard W. Lucas, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of KSW, Inc.

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions to significant deficiencies and material weaknesses.

      Date: November 11, 2002

      By: /s/ Richard W. Lucas
          ------------------------------------------
          Richard W. Lucas, Chief Financial Officer

                                    KSW, INC.

                                INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                         DESCRIPTION                                PAGE
------                         -----------                                ------------
  11      Statement Regarding Computation of Per Share Earnings               23

99.1      Certification by the Chief Executive Officer pursuant to
          18 U.S.C.ss.1350, as adopted byss.906 of the Sarbanes-Oxley
          Act of 2002.                                                        24

99.2      Certification by the Chief Financial Officer pursuant to
          18 U.S.C.ss.1350, as adopted byss.906 of the Sarbanes-Oxley
          Act of 2002.                                                        25
