Form 10-K
period 2002-12-31
KSW INC
filed 2003-03-31
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ____________

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-27290

                                _________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes __ No [X]

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2003 was $ 4,649,764 (based on a price of $ .85 per share).

As of March 28, 2003, there were 5,470,311 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                TABLE OF CONTENTS

                                                                                                                         PAGE
PART I....................................................................................................................3

           ITEM 1.            BUSINESS....................................................................................3

           ITEM 2.            PROPERTIES..................................................................................7

           ITEM 3.            LEGAL PROCEEDINGS...........................................................................7

           ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................9

PART II...................................................................................................................9

           ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................9

           ITEM 6.            SELECTED FINANCIAL DATA....................................................................11

           ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......14

           ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................23

           ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................23

           ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......23

PART III.................................................................................................................23

           ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................23

           ITEM 11.           EXECUTIVE COMPENSATION.....................................................................25

           ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                              MATTERS....................................................................................32

           ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................33

PART IV..................................................................................................................33


           ITEM 14.      CONTROLS AND PROCEDURES.........................................................................33

           ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................34

SIGNATURES...............................................................................................................37



                                     PART I

ITEM 1.    BUSINESS

           GENERAL. KSW, Inc., a Delaware corporation (the "Company" or "KSW"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $500,000. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company conducts operations through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical").

           Total revenues for 2002 were $50,313,000 as compared to $51,012,000 for 2001 and $52,247,000 for 2000. Some of the Company's ongoing projects include the following: The Children's Hospital at New York Presbyterian, Long Island Jewish Hospital Energy Center, Apartment Buildings at 1930 Broadway and 10 Liberty Street and the New Federal Court House and U.S. Post Office/Courthouse, both in Brooklyn, NY. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           The Company's primary business is providing heating, ventilation and air conditioning ("HVAC") systems and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. These contracts sometimes are awarded by competitive bids, since many of the owners are public entities. Other contracts are obtained through negotiation with private parties.

           The Company provides value engineering assistance, whereby the Company uses its experienced staff to streamline HVAC systems and process piping systems by recommending changes which reduce costs but still yield the same results as the original plans. The Company believes that this service can provide more bidding opportunities in the future.

           The Company's management pioneered the concept of managing the mechanical trade portion of construction. On larger complex projects (generally those having a mechanical portion valued over $10 million), such as the ongoing Children's Hospital Project at New York Presbyterian and the Long Island Jewish Hospital Energy Center it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors or construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives.

           As a mechanical trade manager, the Company's subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. This coordination makes a significant difference in keeping a project on schedule and within budget.

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

           The Company believes it has been successful in the competitive bidding process because it is selective in the projects on which it bids and has highly skilled personnel familiar with the local market. The Company strives to avoid costly bidding errors by becoming thoroughly familiar with all aspects of a project and developing a comprehensive project budget using its proven cost estimating system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs compared to the estimates. The Company's costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

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

           BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $ 26,500,000 as of December 31, 2002, compared to approximately $ 52,000,000 at December 31, 2001 and approximately $62,000,000 at December 31, 2000. Backlog has decreased primarily as a result of market conditions which were impacted by a slower economy and the attacks on September 11, 2001, causing fewer contracts to bid. The Company is actively seeking new contracts to add to its backlog. Management believes that its value engineering services will lead to a greater number of contracts to bid, since the Company is able to be part of the initial planning of a project.

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

           EMPLOYEES. At December 31, 2002, the Company had approximately 45 permanent, full time employees. The Company also employs field employees who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of construction work under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

           The Company pays for benefits payable to union employees through the payment of funds to a trust established by the union. The Company's obligation is to pay a percentage of the wages of union workers to the trust fund. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full time permanent employees with medical insurance benefits and a discretionary matching 401(k) plan. The Company has in the past, and did so in 2002, matched 25% of the employees' 401(k) contributions.

           DEPENDENCE UPON CUSTOMERS. The Company seeks large, multi-year contracts. At any given time, a material portion of the Company's contracting business may be for one large contract for one customer.

           For the year ended December 31, 2002, work under contracts with three customers: Bovis Lend Lease, Inc., J.A. Jones Construction Group, LLC., and Jeffrey M. Brown Associates, Inc. amounted to 37%, 14%, and 10% of the Company's total revenues, respectively.

           For the year ended December 31, 2001, work under contracts with three customers: Tishman Construction Co., J.A. Jones Construction Group, LLC., and Bovis Lend Lease, Inc., amounted to 23%, 16%, and 14% of the Company's total revenues, respectively.

           For the year ended December 31, 2000, work under contracts with three customers: Turner Construction, J.A. Jones - GMO, LLC., and Bovis Lend Lease, Inc. amounted to 20%, 19%, and 15% of the Company's total revenues, respectfully.

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

           On most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is primarily based upon the Company's net worth, working capital, the surety's relationship with management and the number and size of projects under construction. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount less than 1% of the amount of the contract to be performed. Since inception, the Company has not encountered difficulties in obtaining Payment and Performance Bonds nor has the bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2002, approximately $10,250,000 of the Company's $26,500,000 backlog is bonded.

           OTHER MATTERS. The Company does not own any patents, patent rights, or similar intellectual property, and none are material to its business. The Company's business is not subject to large seasonal variations. The Company expended no funds for research and development in both 2001 and 2002, and anticipates no research and development expenses in 2003.

ITEM 2     PROPERTIES

           Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases an office and warehouse space in Long Island City, consisting of 18,433 square feet. The lease has an annual base rent of $173,000. The lease has two five year options with yearly rent increases of approximately 2%. The lease is also a triple net lease and thus the Company will pay any increases on real estate taxes over the base year taxes, maintenance, insurance and utilities. The Company has exercised the first five year option under the Modification of Lease Agreement, which extends the lease term through June 2004.

           The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices, 10,000 square foot of shop space and an adjacent 5,000 square foot storage yard. This lease is also a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently approximately $19,700 per year), maintenance, insurance and utilities. The lease expired on December 31, 2002 and is currently on a month to month basis. The landlord has served a notice terminating this monthly tenancy effective March 31, 2003. The Company is pursuing an alternate location for its pipe fabrication which was performed at this location. See Item 13 "Certain Relationships and Related Transactions."

ITEM 3     LEGAL PROCEEDINGS

Except as listed below, the Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the significant proceedings in which the Company is a party:


a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the

     Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 14 days and adjourned by the Court to May 2003 for further trial proceedings. The financial statements at December 31, 2002 and 2001, included approximately $1,937,000 consisting of accounts receivable applicable to the base contract of approximately $437,000 and unpaid final retainage billings of approximately $1,500,000.

b. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the matter involving Helionetics Creditors Committee which was settled in May 2002. That action had claimed that Helionetics' distribution of the Company's stock to Helionetics' shareholders was a fraudulent conveyance. The Company's complaint also alleges malpractice in connection with Stroock's representation of the Company and three of its directors and officers in the Helionetics Creditors Committee Action. The Company's action seeks to recoup its legal fees paid for the distribution, the fees spent in defense of the Helionetics Creditors Committee Action, and the $ 450,000 payment made by the Company and its directors to settle that action (a total of approximately $ 1,800,000.), plus punitive damages. Subsequent to the filing of this malpractice action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300,000" for legal fees allegedly earned in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the New York Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. Discovery is complete in this California action. Trial is scheduled for April 1, 2003.


c. Other Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements include the amounts the Company believes it will ultimately receive on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgment of the validity of the claims are received, they are not recognized in the accompanying financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.



d.   World Trade Center (WTC) Business Recovery Grant Program
     --------------------------------------------------------

     The WTC Business Recovery Grant Program (the "Program") was established by the New York State Urban Development Corporation (d/b/a the Empire State Development Corporation) to provide assistance to certain businesses that have been adversely impacted as a result of the events of September 11, 2001. The Program was amended during August 2002 to include businesses working in the area designated as the Restricted Zone as of September 11, 2001 under a contractual agreement if they meet certain qualifying criteria of the Program. In the fourth quarter of 2002, the Company received $338,000 from the Program for economic losses incurred on two projects.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the NASDAQ's Electronic Bulletin Board under the symbol "KSWW."

           At March 28, 2003, the Company had 5,470,311 shares of KSW Common Stock issued and outstanding held by approximately 5,800 shareholders of record.

           Currently, the Company intends to retain earnings, if any, for future growth, and does not anticipate paying dividends on its Common Stock in the near future. The Company did not pay dividends in 2002 or 2001.

           The following information on high and low bid information is provided for 2002 and 2001 based on intraday trading information:


                                                                2002                                         2001
                                                                ----                                         ----
                    Quarter                          High                   Low                   High                   Low
                    -------                          ----                   ---                   ----                   ---

First.....................................       $    1.04           $        .70           $      1.37         $        .62
Second....................................       $    1.05           $        .70           $      1.01         $        .56
Third.....................................       $    1.05           $        .80           $       .92         $        .47
Fourth....................................       $     .90           $        .90           $       .92         $        .59



ITEM 6.    SELECTED FINANCIAL DATA

           The following summary of certain financial information relating to the Company for the year ended December 31, 2002, is derived from, and is qualified by reference to, the financial statements for the year audited by Rosen Seymour Shapss Martin & Company, LLP. The information for the years ended December 31, 2001, 2000, 1999, and 1998 is derived from, and is qualified by reference to, the financial statements for those years audited by Marden, Harrison & Kreuter CPAs, P.C. Previous year amounts have been reclassified to conform to the December 31, 2002 presentation. Each of the previously mentioned financial statements is included herein or in prior year's annual reports on Form 10-K, and should be read in conjunction with such financial information.

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

INCOME STATEMENT:                                 2002               2001               2000               1999            1998

Revenues...............................           $50,313            $51,012            $52,247            $44,720         $39,535
Costs of revenues......................            44,673             49,153             48,249             38,029          36,434
Gross profit...........................             5,640             1,859  (1)          3,998              6,691           3,101
Selling, general, administration,
expenses............................                4,196              4,499              4,706              4,280           4,364
Operating income (loss)...........                  1,444             (2,640)              (708)             2,411          (1,263)
Other income (expense)...........                    (107)               (55)               279                 99              63
Income (loss) before income taxes......             1,337             (2,695)              (429)             2,510          (1,200)
Provision (benefit) for income
   taxes..............................              1,714  (2)        (1,218)              (163)             1,143            (566)
Income (loss) before cumulative effect of
   change in accounting principle......              (377)            (1,477)              (266)             1,367            (634)
Cumulative effect of change in
   accounting principle net........                (1,888) (3)            -                  -                  -               -
Net (loss) income......................            (2,265)            (1,477)              (266)             1,367            (634)
Net (loss) income per share - Basic....              (.41)              (.27)              (.05)               .25            (.12)
   Diluted.............................              (.41)              (.27)              (.05)               .25            (.11)



      ----------------
     (1) For the years ended December 31, 2001 and 2000 the Company experience a gross profit erosion primarily due to lower than anticipated productivity and higher labor costs on several projects which commenced during the later half of 2000 and completed during 2001. As a result of these contract losses, the Company has changed its estimating and bidding practices, as discussed in the Management Discussions and Analysis section.


     (2) During the year ended December 31, 2002, the Company, at the recommendation of its outside auditors, recorded a valuation allowance totaling $1,045 against its deferred tax assets.

     (3) For the year ended December 31, 2002, the Company recorded a cumulative effect of a change in accounting principle for the write-off of goodwill as a result of the adoption of SFAS 142 which increased the net loss by $1,888.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   2002             2001               2000               1999              1998
Number of shares used in computation :
Basic..................................       5,470,311          5,470,311          5,468,991          5,468,644         5,463,505
Diluted................................       5,470,311          5,470,311          5,641,050          5,468,644         5,655,195

BALANCE SHEET DATA:
Total assets...........................          17,171             27,620             28,263             26,147            21,273
Working capital........................           3,495              5,213              6,996              7,023             5,194
Current liabilities....................          10,029             18,149             17,255             14,912            11,388
Long-term liabilities..................               -                 19                 51                 40                57
Stockholders' equity...................           7,142              9,452             10,957             11,195             9,828

OTHER DATA:
Current ratio..........................          1.35:1             1.29:1             1.41:1             1.47:1            1.46:1

            Selected Quarterly Data
            -----------------------

            (dollars in thousands, except per share amounts and stock prices)

                                                      First           Second             Third           Fourth
                                                     quarter         quarter            quarter         quarter            Total

                                                       2002            2002               2002            2002              2002
                                                       ----            ----               ----            ----              ----

Revenues                                        $     13,137     $       14,757     $    10,600      $    11,819       $    50,313

Gross profit                                    $      1,520     $        1,349     $     1,252      $     1,519       $     5,640

Net income (loss) before cumulative effect of
change in accounting principle                  $         15     $          146     $       120      $      (658) (1)  $      (377)

Cumulative effect of change in
  accounting principle, net                     $     (1,855)    $           -      $        -       $       (33)      $    (1,888)

Net income (loss)                               $     (1,840)    $          146     $       120      $      (691)      $    (2,265)


--------------------
(1) During the fourth quarter of 2002, the Company, at the recommendation of its outside auditors, recorded a valuation allowance totaling $1,045 against its deferred tax assets.

            Selected Quarterly Data
            -----------------------

(dollars in thousands, except per share amounts and stock prices)

                                               First             Second              Third              Fourth
                                               quarter           quarter             quarter            quarter           Total
                                               2002              2002                2002               2002               2002
                                               ----              ----                ----               ----               ----
Per share of common stock earnings (losses)
before cumulative change in
accounting principle:

Basic                                            $  (.34)    $      .03    $          .02     $           (.12)   $        (.41)

Diluted                                          $  (.34)    $      .03    $          .02     $           (.12)   $        (.41)


Per share of common stock earnings (losses):
Basic                                            $  (0.34)   $     0.03    $         0.02     $           0.03    $       (0.26)
Diluted                                          $  (0.34)   $     0.03    $         0.02     $           0.03    $       (0.26)

Dividends                                        $      -    $        -    $            -     $              -    $          -
Stock prices:
High                                             $   1.04    $     1.05    $         1.05     $            .90
Low                                              $    .70    $      .70    $          .80     $            .90




                                               First             Second              Third              Fourth
                                               quarter           quarter             quarter            quarter             Total
                                               2001              2001                2001               2001               2001
                                               ----              ----                ----               ----               ----

Revenues                                         $ 10,584      $   9,747     $     16,523     $        14,158      $     51,012
Gross profit                                        (363) (2)       (786) (2)$      1,757     $         1,251      $      1,859
Net income (loss)                                $  (816)      $  (1,091)    $        267     $           163      $     (1,477)
Per share of common stock earnings (losses):
Basic                                            $  (.15)      $    (.20)    $        .05     $           .03      $       (.27)
Diluted                                          $  (.15)      $    (.20)    $        .05     $           .03      $       (.27)

Dividends                                        $    -        $        -    $         -      $             -      $          -
Stock prices:
High                                             $  1.37       $     1.01    $         .92    $           .92
Low                                              $   .62       $      .56    $         .47    $           .59



-----------------------
(2) During the first half of 2001, the Company completed certain contracts which experienced gross profit erosion due to lower than anticipated productivity and higher labor costs. As a result of these contract losses, the Company has changed its bidding and estimating practices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2002, 2001 and 2000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

           The Company's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

           The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

           The Company believes its critical accounting policies and estimates include the accounting for revenue recognition for construction contracts, accounting for intangible assets and goodwill, and accounting for income taxes.

           Accounting for revenue recognition for construction contracts
           -------------------------------------------------------------

           The Company recognizes revenue for long-term construction contacts not yet completed using the "percentage of completion" method, measured by the percentage of total costs incurred to date to estimated total costs at the completion of each contract. When the Company bids projects, a comprehensive budget is prepared dividing the project into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates.

As projects progress, the Company's project managers plan, schedule and oversee operations and review project costs compared to the estimates. Management reviews on a bi-weekly basis the progression of the contract with the project manager. An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts. The results of these procedures, determine the estimated total costs at completion, based on facts and circumstances known at the time. Any revision in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known.

           Accounting for intangible assets and goodwill
           ---------------------------------------------

           During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, the amortization of goodwill ceased as of January 1, 2002 and a test for impairment was established. SFAS 142 requires that goodwill be tested annually using a two step process. The first step is to identify a potential impairment. The second step measures the amount of impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset.

           The Company performed an impairment test on its goodwill during the first quarter of 2002. Since the goodwill recorded was attributed to the entire Company (a single reporting unit), and the fair value of the Company as reflected in the market value of its stock was significantly below its net worth including goodwill, the entire goodwill was written off during the first quarter of 2002.




           Accounting for income taxes
           ---------------------------

           Judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002, the Company, at the recommendation of its outside auditors, recorded a valuation allowance against its net deferred tax assets totaling $1,045,000. In the event that actual results differ from these estimates, the Company may be required to record an additional adjustment to the valuation allowance on its deferred tax assets, which could have a material effect on the Company's financial condition and results of operations.


RESULTS OF OPERATIONS

           The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated:

                                                         2002                           2001                            2000
                                                         ----                           ----                            ----

                                                AMOUNT         PERCENT         AMOUNT         PERCENT          AMOUNT      PERCENT
                                                ------         -------         ------         -------          ------      -------
                                                                           (DOLLARS IN THOUSANDS)

REVENUES...............................     $   50,313          100.0       $   51,012         100.0      $   52,247         100.0
COSTS OF REVENUES.................              44,673           88.8           49,153          96.4          48,249          92.3
                                            ----------      ----------      ----------     ----------     ----------     ----------
GROSS PROFIT...........................          5,640           11.2            1,859           3.6           3,998           7.7
EXPENSES
      Selling, general, administrative
      expenses.........................          4,196            8.3            4,499           8.8           4,706           9.0
                                            ----------      ----------      ----------     ----------     ----------     ----------

OPERATING INCOME (LOSS).........                 1,444            2.9           (2,640)         (5.2)           (708)         (1.3)
OTHER INCOME (EXPENSES)........                   (107)           (.2)             (55)         (.1)             279           (.5)
                                            ----------      ----------      ----------     ----------     ----------     ----------
INCOME/(LOSS) BEFORE PROVISION FOR INCOME
TAXES..................................          1,337            2.7           (2,695)         (5.3)           (429)          (.8)

PROVISION FOR INCOME TAXES.............          1,714            3.4           (1,218)         (2.4)           (163)          (.3)
                                            -----------     ----------       ----------     ----------     ----------     ---------

INCOME BEFORE CUMULATIVE CHANGE IN
ACCOUNTING PRINCIPLE                              (377)           (.7)          (1,477)         (2.9)           (266)          (.5)
CUMULATIVE CHANGE IN ACCOUNTING FOR
GOODWILL, NET OF TAX BENEFIT........            (1,888)          (3.8)            -                -            -               -
                                            -----------     ----------      -----------    ----------     -----------    ----------
NET LOSS............................        $   (2,265)          (4.5)       $  (1,477)         (2.9)     $     (266)          (.5)
                                            ===========     ==========      ==========     ==========     ===========    ==========


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

           Revenues decreased by $ 699,000 or (1.4)% to $ 50,313,000 for the year ended December 31, 2002, compared to $ 51,012,000 for the year 2001. New projects started in the latter part of 2001 were completed during 2002 and a majority of new projects included in the Company's backlog at December 31, 2002 have not commenced. Revenue for the fourth quarter of 2002 was $11,819,000, a reduction of $2,339,000 as compared to the fourth quarter of 2001 totaling $14,158,000. This decline was a result of market conditions which were impacted by a slower economy and the attack on September 11, 2001 causing fewer contracts to bid. At December 31, 2002 the Company had backlog of $26,500,000. The Company is actively seeking new contracts to add to its backlog. Revenues during the first half of 2001 were substantially less than the second half due to the delayed start of several new projects which did not generate substantial revenues until the third quarter of 2001.

           Costs of revenues decreased by $4,480,000 or (9.1%) to $44,673,000 for the year ended December 31, 2002, compared to $49,153,000 for the year ended December 31, 2001, primarily due to the higher labor costs in the first half of 2001. As a result of these higher labor costs, the Company has changed its bidding and estimating practices. The Company has also been more selective in projects that it bids which are highly labor intensive.

           For the year ended December 31, 2002 the Company had a gross profit of $5,640,000 or 11.2% ,compared to $1,859,000 or 3.6% for the year 2001. The increase in gross profit can be attributed to gross profits from newer contracts started in 2001 and completed during 2002, which did not have the erosion of gross profit due to labor costs which will be discussed later in this paragraph. In addition, the Company received $338,000 from the WTC Business Recovery

Program of which $176,000 was allocated to costs of revenues in 2002. In the fourth quarter of 2002, the gross profit was $1,519,000 or 12.9% as compared to $1,251,000 or 8.8% for the same period in 2001. Starting with the third quarter of 2000 and continuing through the first half of 2001 the Company experienced an erosion of its gross profit percentage due to lower than anticipated productivity and higher labor costs on several projects. As a result of losses on these contracts, the Company has changed its bidding and estimating practices. The Company is more selective in bidding on projects that are highly labor intensive. While there continued to be some erosion during the completion of the projects in the third and fourth quarter of 2001, they were more than offset by higher gross margins on newer projects.

           For the year ended December 31, 2002, selling, general and administrative expenses decreased by $303,000 or (6.7%) to $4,196,000 from $4,499,000 for the year ended December 31, 2001. During the fourth quarter ended December 31, 2002 selling, general and administrative expenses were $ 743,000 compared to $ 950,000 for the same period in 2001, a decrease of $207,000 or (21.8%). Included in the above expenses were legal fees of $770,000 in 2002 of which $450,000 applied to a settlement in the Helionetics Creditors Committee Action, ($58,000 in the fourth quarter), and $ 653,000 in 2001 ($ 280,000 in the fourth quarter, of which $250,000 represented an accrual for anticipated future costs). In 2002, the Company received $338,000 from the WTC Business Recovery Grant Program of which $162,000 was allocated to overhead costs. During 2002, total general and administration salaries decreased by approximately $338,000 as compared to 2001, which is largely due to the Company utilizing a portion of its office staff on its trade management projects. This decrease in salary expense was offset by medical insurance costs in 2002 which were approximately $200,000 higher than 2001.

           Other expenses increased to $107,000 in 2002 as compared to $55,000 in 2001, largely due to a reduction in interest income, which is a result of lower interest rates and lower cash balances throughout the year.

           Income taxes for the year ended December 31, 2002 were $1,714,000 or
128.2 % of the taxable income compared to an income tax benefit for the year ended December 31, 2001 of $1,218,000 or 45.2% of the taxable loss. The 2002 income tax expense contains a $1,045,000 valuation allowance against the Company's deferred tax assets. Without this valuation allowance, the income tax expense as a percentage of taxable income would have been approximately 50%. In addition, the percentages in both years were affected by certain state and local taxes paid based on net worth.

           The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by its market capitalization was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,888,000 net of taxes), was written off during the first quarter of 2002.

           As a result of all of the items mentioned above the Company incurred a loss of $2,265,000 in 2002 compared to a loss of $1,477,000 in 2001.

           Without the Helionetics settlement, legal fees, write off of goodwill and the deferred tax valuation allowance, the net income for the year ended December 31, 2002 would have been $ 1,084,000 or $.20 per share, assuming a 46% tax provision related to the increase in income.

           During the year ended December 31, 2002 the Company earned 37%, 14% and 10% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of its contract revenue in any given year.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

           Revenues decreased by $1,235,000 or 2.4% to $51,012,000 for the year ended December 31, 2001, compared to $52,247,000 for the year 2000. Revenues during the first half of 2001 was substantially less than the second half due to the delayed start of several new projects which did not generate substantial revenues until the third quarter of 2001. Revenue in the second half of 2001 increased to $30,603,000, compared to $20,402,000 for the first half, a 50% increase. At December 31, 2001 the Company had backlog of $52,000,000.

           Costs of revenues increased by $904,000 or 1.9% from $48,249,000 for the year ended December 31, 2000 compared to $49,153,000 for the year ended December 31, 2001, even though revenue decreased, due to the higher labor costs in the first half of 2001 which are described in the following paragraph.

           For the year ended December 31, 2001, the Company had a gross profit of $1,859,000 or 3.6% compared to $3,998,000 or 7.7% for the year 2000. In the fourth quarter of 2001, the gross profit was $1,251,000 or 8.8% compared to a gross loss of $19,000 or 0.1% for the same period in 2000. Starting with the third quarter of 2000 and continuing through the first half of 2001 the Company experienced an erosion of its gross profit percentage due to lower than anticipated productivity and higher labor costs on several projects. While there continued to be some erosion during the completion of the projects in the third and fourth quarter of 2001, they were more than offset by higher gross margins on newer projects.

           Selling, general and administrative expenses decreased by $207,000 or 4.4% from $ 4,706,000 for the year ended December 31, 2000 compared to $4,499,000 for the year ended December 31, 2001. During the fourth quarter ended December 31, 2001, selling, general and administrative expenses were $950,000 compared to $1,119,000 for the same period in 2000, a reduction of $169,000 or 15.1%. Included in the above expenses were legal fees of $401,000 in 2000 ($119,000 in the fourth quarter) and $653,000 in 2001 ($280,000 in the fourth quarter, of which $250,000 represents an accrual for anticipated future costs). The reason for the reduction of selling, general and administrative costs in the fourth quarter, in spite of the increased legal costs, was the commencement of new trade management projects. On these projects, certain administrative costs are job costed instead of being carried in selling, general and administrative costs.

           For the year ended December 31, 2001, the Company had total other income (expenses),net of $(55,000) as compared to total other income (expenses),net of $279,000. This difference is largely due to interest income earned on certificates of deposits in 2000 which matured in 2001. In addition, proceeds from those certificates were used for operations as well as the purchase of managed stock funds. These stock funds generated a $100,000 realized loss on the sale of marketable securities in 2001.

           The income tax benefit for the year ended December 31, 2001 was $1,218,000 or 45% of taxable loss compared to $163,000 or 38% of taxable loss for the year ended December 31, 2000 The percentages were affected by certain state and local taxes paid based on net worth.

           As a result of all of the items mentioned above the Company lost $1,477,000 in 2001 compared to a loss of $266,000 in 2000. During the fourth quarter of 2001, the Company had a net profit of $163,000 compared to a net loss of $650,000 in 2000.

           During the year ended December 31, 2001 the Company earned 23%, 16% and 14% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of its contract revenue in any given year.



LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal capital requirements have been to fund working capital needs. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations and expansion. As of December 31, 2002, total cash was $2,516,000, a $1,801,000 increase over the $715,000 reported as of December 31, 2001.

Cash provided by (used in) operations
-------------------------------------

           Net cash provided by operations was $1,678,000 in 2002. Net cash used in operations was $4,567,000 in 2001 and $497,000 in 2000. The increase in 2002 was primarily due to the increase in operating income and the Company's ability to collect its accounts receivable in a more timely manner. During 2001 and the later half of 2000, the Company experienced an erosion of gross profits on several projects due to lower productivity and higher labor costs. These projects were completed during 2001. The Company believes it has changed its bidding and estimating practices to minimize these problems in the future. In addition, during 2001 and 2000, the Company incurred legal expenses of $653,000 and $401,000, respectively, to defend itself in various legal actions.



Cash provided by (used in) investing activities
-----------------------------------------------

           Net cash used in investing activities was $55,000 in 2002 and $2,639,000 in 2000. In 2001, net cash provided by investing activities was $1,625,000. During 2000, the Company started investing its excess cash in certificates of deposits and managed stock funds, which resulted in net purchases of marketable securities of $2,516,000. During 2001, the certificate of deposits matured and the proceeds were used to fund the operating losses. The Company continued its practice of investing its excess cash in managed stock funds during 2002 and 2001.

Cash provided by (used in) financing activities
-----------------------------------------------

           Net cash provided by financing activities was $178,000 in 2002 and $158,000 in 2001. These increases were primarily due to the Company utilizing its line of credit. The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on December 31, 2003. The line of credit calls for borrowing at 3% over the 30 day dealer commercial paper rate ( 4.29% at December 31, 2002). At December 31, 2002 and 2001, there were $387,000 and $190,000, respectively, of outstanding borrowing against the facility. During 2000, cash used in operating activities was $16,000, primarily due to the repayment of long term liabilities.

           The Company's backlog at December 31, 2002 was $26,500,000 as compared to $52,000,000 at December 31, 2000. The Company is actively seeking new contracts, but due to the September 11, 2001 attacks and the current economic conditions there are fewer contracts to bid. The Company believes its current cash resources are adequate to fund a moderate decrease in sales volume next year. However, the Company's capital resources may not be sufficient to sustain a substantial revenue decrease.

           The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At December 31, 2002, approximately $10,250,000 of the Company's backlog of $26,500,000 is bonded.

           The Company believes its current cash resources are adequate to fund its working capital requirements in the next year. However, the Company's capital resources may not be sufficient to sustain a substantial increase in growth or substantial decline in revenue. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations primarily in the New York City metropolitan area.

           The Company currently has no significant capital expenditure commitments.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company material obligations and commitments to make future payments under contracts:

                                                                                   PAYMENTS DUE BY PERIOD
                                                                                   ----------------------

                CONTRACTUAL OBLIGATIONS          TOTAL                  LESS THAN 1 YEAR               1 - 3 YEARS
                -----------------------          -----                  ----------------               -----------
           Operating leases                   $ 271,000 (1)                  $ 180,000                 $ 91,000
           Line of Credit                       387,000 (2)                    387,000                      -
                                              ---------                      ----------                 ---------
           Total contractual cash
           obligations                        $ 658,000                      $ 567,000                  $ 91,000
                                              =========                      ==========                 =========



(1 )The Company is obligated to pay monthly rental payments of approximately $15,000 and has the option to extend this lease an additional five years from June 2004 to June 2009.

(2) The Company has a $2,000,000 line of credit with Merrill Lynch which expires December 2003. The line of credit calls for borrowings at 3% over the 30 Day Dealer Commercial Paper Rate (4.29% at December 31, 2002).



FORWARD LOOKING STATEMENTS

Certain statements contained under "Item 1. Business" and this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others:

o The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs due to shortages of skilled labor and unforeseen jobsite conditions. While the Company employs a comprehensive labor tracking system and has striven to maintain productivity levels, there is no assurance that these factors will not affect productivity in the future.

o Recent federal government tariff increases on foreign steel imports are likely to raise the costs of piping, which is the primary material supplied by the Company on projects, and which may impact the Company's profit margins.

o A prolonged economic downturn could result in a decrease in construction spending in the private and public sections which could reduce the Company's revenues.

o The Company relies on certain customers for a significant share of its revenues. The loss of any of these customers could have a material adverse effect on the Company's business and its operating results.

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

o The attack of September 11, 2001 has reportedly had an adverse effect on public budgets and the availability of private funds for construction. If these effects continue, any reduction in construction spending could have a negative impact on the Company's revenues.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company does not utilize futures, options or other derivative instruments. As of December 31, 2002, the Company has invested $ 473,000 in managed stock funds selected by Merrill Lynch.

           The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at December 31, 2002 was 1.29%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.29% at December 31, 2002). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There was $387,000 outstanding debt under this facility at December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Financial Statements are submitted in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Required.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Board of Directors of the Company is divided into three classes, with each class serving for three years or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company and the proposed directors is as follows:

NAME                 AGE     TITLE
----                 ---     -----

Floyd Warkol         55      Chief Executive Officer, President, Secretary
                             and Chairman of the Board of Directors -
                             Class III Director through the 2004 annual meeting.

Burton Reyer         68      Vice President and Class III Director through the
                             2004 annual meeting.

Richard Lucas        36      Chief Financial Officer

Stanley Kreitman     69      Class I Director through 2005 annual meeting

Russell Molina       35      Class II Director through 2003 annual meeting

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

           Mr. Richard Lucas has been principally employed as Chief Financial Officer of KSW and Chief Financial Officer of its subsidiary KSW Mechanical Services, Inc. since August 2002. Mr. Lucas was previously employed from July 1988 through July 2002 by Marden Harrison & Kreuter CPAs P.C., the Company's former independent certified public accountants.

           Mr. Stanley Kreitman was elected to the Board of Directors on May 18, 1999. Since 1994, Mr. Kreitman has been Chairman of Manhattan Associates, an investment firm and is a Board member of the N.Y.C. Department of Corrections. He is a published author and lecturer on business investment matters. He is a member of the Board of Directors of Medallion Funding Corp. (NASDAQ), Ports Systems Corp. (AMEX) and CCA Industries, Inc. (NASDAQ). Mr. Kreitman's term expires on the date of the 2005 Annual Meeting.

           Mr. Russell Molina was appointed to the Board of Directors on April 18, 2002. He is currently President of Custom Rubber Products in Houston, Texas. Prior to October 2002, he was President of T.H. Lehman & Co., Inc. Mr. Molina's term expires on the date of the 2003 annual meeting.

           COMMITTEES OF THE BOARD OF DIRECTORS. A Compensation Committee approves the salary, incentives and benefit plans for directors, officers and other employees, and the granting of options and other compensation matters. The Compensation Committee consists of nonemployee Director, Stanley Kreitman. An Audit Committee, also composed of nonemployee Directors, Stanley Kreitman and Russell Molina oversees actions taken by the Company's independent auditors and reviews the Company's financial controls.

           CLASSIFIED BOARD OF DIRECTORS. The Company's Board of Directors is divided into three classes of Directors serving staggered three-year terms.

           COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and stockholders of more than ten percent of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during the year ended December 31, 2002, its executive officers, directors and stockholders of more than ten percent of the Company complied with all applicable Section 16(a) filings requirements.

ITEM 11.   EXECUTIVE COMPENSATION

           The following table sets forth remuneration paid to executive officers of the Company for the years ended December 31, 2002, 2001, and 2000.

                                                                   ANNUAL
                                                                 COMPENSATION
 NAME AND PRINCIPAL POSITION                         YEAR         SALARY            BONUS
 ---------------------------                         ----         ------            -----
 Floyd Warkol                                        2002         $381,600          $0
 Chairman of the Board, President, Secretary and     2001         $420,000          $0
 Chief Executive Officer                             2000         $420,000          $0

 Burton Reyer                                        2002         $228,400          $0
 Vice President                                      2001         $240,000          $0
                                                     2000         $240,000          $0

 Robert Brussel                       (A)            2002         $  98,077         $30,000
 Chief Financial Officer                             2001         $145,000          $30,000
 (Retired Effective August 2002)                     2000         $145,000          $37,500

 Richard  Lucas                      (B)             2002         $  46,846         $     -
 Chief Financial Officer                             2001         $     N/A         $     N/A
                                                     2000         $     N/A         $     N/A

 James Oliviero                                      2002         $160,000          $30,000
 General Counsel and Director of Investor Relations  2001         $160,000          $30,000
                                                     2000         $160,000          $30,000


(A) During August 2002, Mr. Brussel retired from his position of Chief Financial Officer and as a member of the Company's Board of Directors.

(B) Mr. Lucas joined the Company during July 2002 and was appointed Chief Financial Officer upon Mr. Brussel's departure.

                              EMPLOYMENT AGREEMENTS

           The Company and its subsidiary, KSW Mechanical Services, Inc., entered into a two-year employment contract and a noncompetition agreement with Mr. Warkol for the term of January 1, 1999 through December 31, 2000. The employment contract provided for base annual compensation of $420,000. In addition, Mr. Warkol was entitled to receive, each year, an amount equal to 9.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Warkol, annual pretax profits excluded the effect of any income or expense on the Co-op City project, and excluded any bonuses due to Mr. Warkol or Mr. Reyer. Mr. Warkol was entitled to medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by the employee (at a cost of $3,595 per year) and a car with a chauffeur. Mr. Warkol was entitled to terminate his employment for "good reason," i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reported in which event he was entitled to receive full pay and benefits for the remainder of the term of the contract. The Company was not entitled to discharge Mr. Warkol for disability until he had been disabled for 180 consecutive days. Mr. Warkol's estate was entitled to two months pay in the event of his death. This original employment agreement also stated that Mr. Warkol could not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment agreement and for two years thereafter. This non-compete provision expired effective December 2002.

           The Company and its subsidiary, KSW Mechanical Services, Inc., entered into a two-year employment contract and a noncompetition agreement with Mr. Reyer for the term January 1, 1999 through December 31, 2000. The employment contract provided for base annual compensation of $240,000. In addition, Mr. Reyer was entitled to receive an amount each year, equal to 5.5% of the Company's annual profits, before taxes, which are in excess of $250,000. For the purposes of computing the amount due Mr. Reyer, annual pretax profits excluded the effect of any income or expense on the Co-op City project and shall exclude any bonuses due Mr. Reyer and Mr. Warkol. Mr. Reyer was entitled to medical insurance, disability insurance with payments equal to 60% of base compensation and a $500,000 policy of life insurance payable as directed by the employee. Mr. Reyer was entitled to terminate his employment for good reason, i.e., a substantial change in the nature or status of his responsibilities or the person to whom he reports, in which event he is entitled to receive full pay and benefits for the remainder of the term of the contract. The Company was not entitled to discharge Mr. Reyer for disability until he has been disabled for 180 consecutive days. Mr. Reyer's estate was entitled to two months pay in the event of his death. This original employment agreement also stated that Mr. Reyer could not compete in the mechanical contracting business in the New York City metropolitan area for the term of his employment agreement and for two years thereafter. This non-compete provision expired effective December 2002.

           The Company and its subsidiary, KSW Mechanical Services, Inc. have not entered into new employment agreements with Mr. Warkol or Mr. Reyer. From January 2001 to present, Mr. Warkol and Mr. Reyer continue in the same capacities and continue to receive the same base financial renumeration as under the prior employment agreements. Mr. Warkol and Mr. Reyer elected to reduce their salaries for the year ended December 31, 2002 in the total amount of $50,000 to reimburse the Company for a portion of the Helionetics Creditors Committee lawsuit settlement. Mr. Warkol and Mr. Reyer are entitled to reimbursement of this salary reduction from 10% of any proceeds up to $500,000 from the Stroock, Stroock & Lavan, LLP litigation.

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

           A total of 750,000 shares were originally authorized for issuance under the Stock Option Plan. At the Company's Annual Meeting held on June 27, 1996 the shareholders approved an amendment to the Stock Option Plan to increase by 350,000 shares the aggregate number of shares of Common Stock available for future options to 480,000 shares. Prior to 1997, the Company had granted options with respect to 620,000 shares at an exercise price of $1.50 per share to certain eligible participants under the Stock Option Plan (of which 535,000 were issued to officers and directors of the Company and its subsidiaries). In 1999, the Company issued a total of 55,000 stock options to three key employees and to a Director, Stanley Kreitman, exercisable at $1.50 per share. At December 31, 1999, there were 641,667 granted options outstanding, after deducting options cancelled of 20,000 and converted options of 13,333. During the year ended December 31, 2000 there were 1,667 options exercised. During the year ended December 31, 2001, 18,333 options were cancelled. No options were granted during 2002, 2001 and 2000. At December 31, 2002, there were 621,667 options outstanding at an exercise price of $1.50 per share.

           The exercise price of an incentive stock option and a nonqualified stock option is fixed by the Compensation Committee on the date of grant; however, the exercise price under an incentive stock option must be at least equal to the fair market value of the KSW Common Stock on the date of grant.

           Stock options are exercisable for a duration determined by the Compensation Committee, but in no event more than ten years after the date of grant. Options shall be exercisable at such date and times as may be fixed by the Compensation Committee on the date of grant. The aggregate fair market value (determined at the time the option is granted) of the KSW Common Stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year (under all stock option plans of the Company and its subsidiaries) shall not exceed $100,000. To the extent that this limitation is exceeded, such excess options shall be treated as nonqualified stock options for purposes of the Stock Option Plan and the Internal Revenue Code of 1986, as amended (the "Code").

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

           No options were granted during 2002.

           The following table shows the number of options which have been exercised during the past fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                 Number of Securities Underlying
                          Shares Acquired on                          Unexercised Options/SARs   Value of Unexercised in-the-Money
Name                          Exercise (#)    Value Realized ($)      at Fiscal Year-End (#)     Options/SARs at Fiscal Year-End ($)
----                          ------------    ------------------      ----------------------     -----------------------------------
                                                                  Exercisable   Unexercisable      Exercisable      Unexercisable
                                                                  -----------   -------------      -----------      -------------
Floyd Warkol.............          0                  0             300,000           0                N/A               N/A
Burton Reyer.............          0                  0             150,000           0                N/A               N/A
Robert Brussel...........          0                  0              25,000           0                N/A               N/A
Richard Lucas........              0                  0                0              0                N/A               N/A
James Oliviero...........          0                  0              20,000           0                N/A               N/A
Daniel Spiegel...........          0                  0              20,000           0                N/A               N/A
Stanley Kreitman.........          0                  0              20,000           0                N/A               N/A



                                PERFORMANCE GRAPH

           The following graph compares the cumulative total returns for our common stock for the five year period ending December 31, 2002 with the NASDAQ Market Index and an index of all publicly traded companies in the Plumbing, Heating and Air-Conditioning industry (SIC Code 1711)(the "Peer Index") for the same period. Total return equals change in stock price plus dividends paid and assumes the investment of $100 in the Company's common stock and in each index on December 31, 1997 and that all dividends are reinvested. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessary indicative of future investment performance.


                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                                AMONG,KSW,INC.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX


                      1997      1998     1999      2000      2001    2002
                      ----      ----     ----      ----      ----    ----
KSW, INC.             100.00    31.50    39.82     42.61     22.22   17.48
SIC CODE INDEX        100.00    70.01    45.02     16.37     13.58    5.78
NASDAQ MARKET INDEX   100.00   141.04   248.76    156.35    124.64   86.94

                     Assumes $100 Invested On Dec. 31, 1997
                          Assumes Dividend Reinvested
                        Fiscal Year Ending Dec.31, 2002





Source:  Media General Financial Services, Inc.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


Mr. Kreitman serves on the Company's Compensation Committee.

           REPORT OF THE COMPENSATION COMMITTEE

           Under the rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Executive Compensation Committee of the Company, at the direction of the Board of Directors, has prepared the following report.



           The executive compensation program of the Company is designed to attract and retain experienced, motivated and productive officers who will help the Company reach its strategic and financial objectives. The compensation program is made up of base salary, incentive compensation and benefits. The following is a discussion of each component of the compensation program:

     o Base Salary. Salaries paid to executives are designed to be competitive with other companies of similar size and locations. Salaries are paid for performance and the successful completion of job description responsibilities and accompanying standards.

     o Incentive Compensation. The Company offers long-term incentives in the form of stock options awarded under the 1995 Stock Option Plan (the "Stock Option Plan").

     o Benefits. The Company sponsors a profit sharing/401(k) plan, which the Company may make discretionary contributions to the plan.

           The Executive Compensation Committee of the Board of Directors is responsible for the performance review of the Chief Executive Officer, who in turn reviews each member of senior management and makes recommendations regarding compensation levels. Compensation strategy is tied to performance, productivity, operating results and market competitiveness. Incentive compensation for executive officers is based upon the profitability. The

Executive Compensation Committee periodically reviews compensation levels for competitiveness and reasonableness as compared to industry peers and competitors from information gathered by external consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth information relating to the beneficial ownership of KSW Common Stock as of the most recent reasonably practicable date by (i) those persons known to the Company to beneficially own 5% or more of the Company's Common Stock, (ii) each of the Company's directors, proposed directors and executive officers and (iii) all of the Company's directors, proposed directors and executive officers as a group. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition of a security). Accordingly, the number of shares may include shares owned by or for, among others, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

                                                       NUMBER OF                          PERCENTAGE
NAME OF BENEFICIAL OWNER                               SHARES                             OWNERSHIP
------------------------                               ------                             ---------
Floyd Warkol                                            844,000              (1)             15.4%
Meadow Lane
Purchase, NY 10577

Burton Reyer                                            380,080              (2)             6.9%
17 Foxwood Road
Kings Point, NY 11024

Allen & Company                                         312,500                              5.7%
711 Fifth Avenue
New York, NY

Robert Brussel                                           33,500              (3)               *
365 Woodmere Blvd.
Woodmere, NY  11598

Stanley Kreitman                                           0                                   *
375 Park Avenue (Suite 1606)
New York, NY  10022

Daniel Spiegel                                           5,000               (4)               *
351 Twin Lakes Road
Teconic, CT 06079



                                                       NUMBER OF                          PERCENTAGE
NAME OF BENEFICIAL OWNER                               SHARES                             OWNERSHIP
------------------------                               ------                             ---------
All executive officers                                 1,262,580                             23.1%
and directors as a group (5 persons)

Phillip Lifschitz                                       274,800                               5%
7 Tulane Drive
Livingston, NJ  07039

T.H. Lehman & Co., Inc.                                 372,348                              6.8%
4900 Woodway - Suite 650
Houston, TX 77056


*    LESS THAN ONE PERCENT.

(1) Includes 50,000 shares owned by the Floyd and Barbara Warkol Charitable Foundation, of which Mr. Warkol is a Trustee.

(2)  Includes 1,540 shares owned by Mr. Reyer's wife.

(3)  Mr. Brussel retired and resigned as a Director in August 2002.

(4)  Mr. Spiegel died in December 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

           The following table sets forth information as of December 31, 2002 regarding shares of the Company's common stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the Company's equity compensation plans as well as the number of shares available for issuance under such plans.

                                                                                                      NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE
                                                                                                      FOR FUTURE ISSUANCE
                                    NUMBER OF SECURITIES         WEIGHTED-AVERAGE                       UNDER EQUITY
                                  TO BE ISSUED UPON EXERCISE     EXCERCISE PRICE OF                   COMPENSATION PLANS
                                  OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,               (EXCLUDING SECURTITIES)
PLAN CATEGORY                       WARRANTS AND RIGHTS          WARRANTS AND RIGHTS                REFLECTED IN COLUMN (A)
-------------                       -------------------          -------------------                -----------------------
                                             (A)                      (B)                                   (C)
Equity compensation
   plans approved by
   security holders......                621,667                  $       1.50                             478,333

Equity compensation
   plans not approved by                    -                                -                                 -
   security holders......                -------                                                           -------

 Total...............                    621,667                                                           478,333
                                         =======                                                           =======


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Floyd Warkol, President of the Company, and a charitable foundation he controls, jointly own the property that the Company leases in Bronx, New York. The lease payments on such property were $103,000 for 2002. See "Properties."



                                    PART IV

ITEM 14.   CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating disclosure controls and procedures.

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls in connection with the preparation of this annual report on Form 10-K.



ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents filed as part of this report:

           1. and 2. Financial statement and financial statement schedules.

           See Index to consolidated financial statements and financial statement schedules on page F-1 of this form 10-K



           3.        Exhibits

                                  EXHIBIT INDEX

  No.                 Description
  ---                 -----------
3.1^^                 Amended and Restated Articles of Incorporation of the Registrant.

3.2^                  Amended and Restated By-Laws of the Registrant.

10.1^                 Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd
                      Warkol and the Registrant.

10.2^^                Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc.,
                      Burton Reyer and the Registrant.

10.3+                 Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical
                      Services, Inc., the Registrant and Floyd Warkol.

10.4+                 Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical
                      Services, Inc., the Registrant and Burton Reyer.

10.5++                Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW
                      Mechanical Services, Inc. the Registrant and Floyd Warkol.

10.6++                Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW
                      Mechanical Services, Inc. the Registrant and Burton Reyer.



-----------------------------
^^ Previously filed as an exhibit to Amendment No. 1 to the Company Registration
Statement on Form 10, filed with the sec on December 28, 1995.

^ Previously filed as an exhibit to the Company's Registration Statement on Form
10, filed with the sec on November 24, 1995.

+ Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the sec on March 27, 1996.

++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on March 30, 1999.



10.7++                Form of Modification of Lease Agreement dated as of May 1, 1998.

10.8+++               Settlement and release, dated June 11, 2002 by and between KSW, Inc. Floyd Warkol, Burton Reyer,
                      Robert Brussel and the Helionetics Official Committee of Unsecured Creditors.

11                    Schedule of Valuation and Qualifying Accounts.

12                    Statement Regarding Computation of Net Earnings (Loss) Per Share.

21.1^                 List of Subsidiaries.

23.1                  Consent of Marden, Harrison & Kreuter.

99.1                  Certification by the Chief Executive Officer pursuant to 18 US.C. Sec. 1350, as adopted by Sec. 906 of the Sarbanes-Oxley Act of 2002.

99.2                  Certification by the Chief Financial Officer pursuant to 18 US.C. Sec. 1350, as adopted by Sec. 906 of the Sarbanes-Oxley Act of 2002.




----------------------
^ Previously filed as an exhibit to the Company's Registration Statement on Form 10, filed on November 24, 1995.

+++ Previously filed as an exhibit to the Company's current report on Form 8-K, filed on July 12, 2002.

(B) Reports on Form 8-K.

           The Company filed the following Current Report on Form 8-K during the fourth quarter of 2002:

           (i) Current report on Form 8-K, dated September 30, 2002, and filed on October 7, 2002, reporting the retirement of the Company's Chief Financial Officer and Board Member, Robert Brussel, and the appointment of Richard W. Lucas as his successor as Chief Financial Officer. This form also reported that to ensure auditor independence, the Company had replaced the Company's former outside auditor for whom Mr. Lucas had previously worked, and engaged the firm of Rosen Seymour Shapss Martin and Company, LLP as the Company's new independent auditor for 2002.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 31, 2003 its behalf by the undersigned, thereunto duly authorized.

                                   KSW, INC.

                                   By: /s/ Floyd Warkol
                                       ----------------------------------------
                                       Floyd Warkol
                                       President, Chief Executive Officer,
                                       Secretary and Chairman of the Board of
                                       Directors
                                       March 31, 2003


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/ Floyd Warkol
                                       ----------------------------------------
                                       Floyd Warkol
                                       President, Chief Executive Officer,
                                       Secretary and Chairman of the Board of
                                       Directors
                                       March 31, 2003


                                       /s/ Burton Reyer
                                       ----------------------------------------
                                       Burton Reyer
                                       Vice President and Director
                                       March 31, 2003


                                       /s/ Russel Molina
                                       ----------------------------------------
                                       Director
                                       March 31, 2003


                                       /s/ Stanley Kreitman
                                       ----------------------------------------
                                       Stanley Kreitman
                                       Director
                                       March 31, 2003


                                       /s/ Richard W. Lucas
                                       ----------------------------------------
                                       Richard W. Lucas
                                       Chief Financial Officer
                                       March 31, 2003

                                 CERTIFICATIONS

           I, Floyd Warkol, certify that:

           1. I have reviewed this annual report on Form 10-K of KSW, Inc.

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

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

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual quarterly report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions to significant deficiencies and material weaknesses.

      Date:  March 31, 2003

      By: /s/ Floyd Warkol
          ------------------------------------------
          Floyd Warkol, Chief Executive Officer

                                 CERTIFICATIONS

           I, Richard W. Lucas, certify that:

           1. I have reviewed this annual report on Form 10-K of KSW, Inc.

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

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

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual quarterly report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      By: /s/ Richard W. Lucas
          ---------------------------------------------
          Richard W. Lucas, Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

Independent auditors' reports                                       F-2-3

Consolidated financial statements:

Consolidated balance sheets                                         F-4-5

Consolidated statements of operations                                 F-6

Consolidated statements of comprehensive loss                         F-7

Consolidated statements of stockholders' equity                       F-8

Consolidated statements of cash flows                              F-9-10

Notes to consolidated financial statements                        F-11-33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

                                          Rosen Seymour Shapss Martin & Co., LLP
                                                    Certified Public Accountants



New York, New York
February 19, 2003

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
February 1, 2002


                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ____________________________



                                                                                          2002                       2001
                                                                                          ----                       ----
         A S S E T S
         -----------
Current assets:
    Cash                                                                                 $  2,516                   $    715
    Marketable securities                                                                     473                        641
    Accounts receivable, net                                                                6,774                     17,639
    Retainage receivable                                                                    2,746                      2,549
    Costs and estimated earnings in excess of billings on uncompleted contracts
                                                                                              569
    Deferred income taxes                                                                       -                      1,067
    Prepaid expenses and other receivables                                                    446                        725
                                                                                         --------                   --------
                     Total current assets                                                  13,524                     23,362






Property and equipment, net                                                                   232                        333
Accounts receivable                                                                         1,937
Goodwill, net                                                                                   -                      3,514
Deferred income taxes and other                                                             1,478                        411
                                                                                         ---------                  ---------
         Total assets                                                                    $ 17,171                   $  27,620
                                                                                         =========                  =========








                                   (continued)



                                                                                    2002                       2001
                                                                                    ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


Current liabilities:
    Loan payable                                                                $     387              $      190
    Accounts payable                                                                7,075                  11,375
    Retainage payable                                                               1,317                   1,774
    Accrued payroll and benefits                                                      247                     747
    Accrued expenses                                                                  171                     374
    Billings in excess of costs and estimated earnings on uncompleted contracts
                                                                                      832                   3,689
                                                                                   -------                  ------

                     Total current liabilities                                     10,029                  18,149

Long-term liabilities                                                                   -                      19
                                                                                   -------                  ------
                     Total liabilities                                             10,029                  18,168


Commitments and contingencies (Note 8)


Stockholders' equity:
    Preferred stock: 1,000,000 shares authorized,
         no shares issued and outstanding                                               -                       -
    Common stock:  $.01 par value, 25,000,000 shares authorized, 5,470,311 shares issued and outstanding
                                                                                       54                      54
    Additional paid-in capital                                                      9,729                   9,729
    Accumulated deficit                                                            (2,593)                   (328)
    Accumulated other comprehensive loss:
        Net unrealized holding loss on available for sale securities
                                                                                      (48)                     (3)
                                                                                   -------                  ------
                     Total stockholders' equity                                     7,142                   9,452
                                                                                   -------                  ------
                     Total liabilities and stockholders' equity                 $  17,171              $   27,620
                                                                                   =======                 =======





                 See notes to consolidated financial statements.


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                ________________________________________________

                                                                              2002                 2001                2000
                                                                              ----                 ----                ----

Revenues                                                                      $  50,313           $   51,012          $   52,247

Costs of revenues                                                                44,673               49,153              48,249
                                                                                --------            --------             -------

  Gross profit                                                                    5,640                1,859               3,998

Selling, general and administrative expenses                                      4,196                4,499               4,706
                                                                                --------            --------             -------
  Operating income (loss)                                                         1,444               (2,640)              (708)
                                                                                --------            --------             -------
Other income (expense):

Interest income (expense),net                                                       (17)                  45                 279

Loss on sale of marketable securities                                               (90)                (100)                  -
                                                                                ---------            ---------             --------
  Total other income (expense)                                                     (107)                 (55)                279
                                                                                ---------            ---------             --------
Income (loss) before provision (benefit) for  income taxes

                                                                                                      (2,695)               (429)
                                                                                  1,337

Provision (benefit) for income taxes                                              1,714               (1,218)               (163)

   Loss before cumulative effect of change in
   accounting principle
                                                                                   (377)              (1,477)               (266)

Cumulative effect of change in accounting for goodwill, net of income tax benefit of $ 1,626
                                                                                 (1,888)                  -                   -
                                                                                ---------            ---------           --------
   Net loss                                                                     $(2,265)         $   (1,477)           $    (266)
                                                                                --------            ---------            --------
Loss per common share basic and diluted before effect of change in accounting principle
                                                                                $  (.06)         $     (.27)           $     (.05)

Cumulative effect of change in accounting principle

                                                                                   (.35)                   -                   -
                                                                                --------            ---------            ---------
Basic and diluted loss per common share                                         $  (.41)       $        (.27)       $      (.05)
                                                                                =========           =========           =========
Weighted average common shares outstanding -Basic                               5,470,311           5,470,311           5,468,991

Diluted                                                                         5,470,311           5,470,311           5,641,050



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                ________________________________________________

                                                                                   2002              2001              2000
                                                                                   ----              ----              ----
Net loss                                                                       $   (2,265)       $   (1,477)       $   (266)
                                                                               -----------       -----------       ---------
Other comprehensive income (loss) before tax Net unrealized holding gains
   (losses) arising during the year
                                                                                     (176)             (128)              25

   Less: reclassification adjustment for  losses included in net loss
                                                                                       90               100               -
                                                                               -----------       -----------       ---------
   Other comprehensive income (loss) before tax                                       (86)              (28)              25

Income tax related to items of other comprehensive loss
                                                                                       41                  -              -
                                                                               -----------       -----------       ---------
  Other comprehensive income (loss) net of tax                                        (45)              (28)              25
                                                                               -----------       -----------       ---------
Total comprehensive loss                                                        $  (2,310)         $  (1,505)      $    (241)
                                                                                ==========       ============      ==========






                 See notes to consolidated financial statements


                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

                                                                        ADDITIONAL       RETAINED         OTHER
                                              COMMON STOCK              PAID-IN          EARNINGS      COMPREHENSIVE
                                        SHARES             AMOUNT       CAPITAL          (DEFICIT)      INCOME (LOSS)          TOTAL
                                        ------             ------       -------          ---------      -------------          -----

Balances, December 31, 1999              5,468,644    $       54    $     9,726      $       1,415             -             11,195
Exercise of stock options                    1,667             -              3                  -             -                  3
Net loss                                         -             -              -               (266)            -               (266)
Net unrealized gain on available for
  sale securities                                -             -              -                  -            25                 25
Balances, December 31, 2000              5,470,311            54          9,729              1,149            25             10,957
                                                                                                                               (266)
Net loss                                         -             -              -             (1,477)            -             (1,477)
Net unrealized loss on available for
  sale securities
                                                 -             -              -                  -           (28)               (28)
Balances, December 31, 2001              5,470,311             54        9,729               (328)            (3)             9,452
Net loss                                          -             -              -         (2,265)                -            (2,265)
Net unrealized loss on available for
 sale securities                                  -             -              -                   -         (45)              (45)
Balances, December 31, 2002               5,470,311   $        54    $   9,729        $    (2,593)      $    (48)         $  7,142




                 See notes to consolidated financial statements.








                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)
                           ___________________________



                                                                              2002                     2001               2000
                                                                              ----                     ----               ----
Reconciliation of net loss to net cash provided by
  (used in) operating activities:

       Net loss                                                          $     (2,265)            $     (1,477)      $       (266)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

           Depreciation and amortization                                          131                      304                323
           Deferred income taxes                                                1,667                   (1,243)              (197)
           Write off of goodwill, net                                           1,888                        -                  -
           Realized loss on sale of marketable securities
                                                                                   90
           Loss on sale of fixed assets                                            17                        -                  -

    Changes in assets (increase) decrease:
               Accounts receivable                                              8,928                   (3,935)            (3,098)
               Retainage receivable                                              (197)                     714                859
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                          (543)                     112                200
               Prepaid expenses and other receivables                             279                      154               (661)

    Changes in liabilities increase (decrease):
               Accounts payable                                                (4,300)                   2,552              2,553
               Retainage payable                                                 (457)                      (7)                 7
               Accrued payroll and benefits                                      (500)                    (401)               (17)
               Accrued expenses                                                  (203)                    (306)               311
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                        (2,857)                   (1,134)             (511)

                         Net cash provided by (used in) operating
                         activities                                             1,678                   (4,567)              (497)
Cash flows from investing activities:
    Net sale (purchase) of marketable securities                                   (8)                   1,772             (2,516)
    Proceeds from sale of property                                                 14                       -                  -
    Purchase of property and equipment                                            (61)                    (147)              (123)

                         Net cash provided by (used in) investing
                         activities                                               (55)                    1,625             (2,639)

                                   (continued)





                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)
                          ____________________________


                                                                           2002              2001                 2000
                                                                           ----              ----                 ----
Cash flows from financing activities:
   Exercise of stock options                                                   -                -                   3
   Long term liabilities                                                    (19)              (32)                (19)
   Increase in loans payable                                                 197              190                   -

       Net cash provided by (used in) financing activities                   158              (16)
                                                                             178

       Net increase (decrease) in cash and cash equivalents                1,801           (2,784)             (3,152)

Cash and cash equivalents, beginning of year                                 715            3,499               6,651

Cash and cash equivalents, end of year                                    $2,516          $   715          $    3,499

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
                                                                          $   31         $     48           $      22
       Interest
                                                                          $   47         $     12           $     690
       Income taxes



                  See notes to consolidated financial statement

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (1)   PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

            The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

            The Company furnishes and installs heating, ventilating and air conditioning systems and processes piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades and as a constructability consultant. The Company considers itself to be one operating segment.

      (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A)   CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, there were no cash equivalents.

            (B)   REVENUE AND COST RECOGNITION

                  Revenue is primarily recognized on the "percentage of completion" method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred-to-date to estimated total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

            (B)   REVENUE AND COST RECOGNITION - CONT'D

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

                    The Company does not record any income from claims until the claims have been received or awarded. The gross profit recognized in 2002, 2001 and 2000 applicable to the finalization of contract balances of contracts completed in prior periods were approximately $ 176, $ 65 and $ 264, respectively.

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

                    At December 31, 2002 and 2001, retainage receivable aggregated $2,746 and $2,549, respectively, of which approximately $ 0 and $336, respectively, is not collectible within one year.

            (C)   MARKETABLE SECURITIES

                    Marketable securities, consisting of managed security accounts, are classified as "available-for-sale" securities and are stated at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings. Unrealized holding gains and losses are reported as comprehensive income (loss) in a separate component of stockholders' equity.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

            (D)   ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  The Company establishes an allowance for uncollectible trade accounts receivable and retainage receivable based on historical collection experience and management's periodic evaluation of the collectibility of outstanding accounts receivable and retainage receivable on an account by account basis. The allowance for doubtful accounts is $200 as of December 31, 2002 and 2001.

            (E)   CREDIT RISK

                  Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts and retainage receivables.

                  The Company maintains its cash and cash equivalents accounts at balances, which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2002 and 2001, amounts in excess of federally insured limits totaled approximately $2,575 and $ 495, respectively.

                  Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $6,987 and $9,728 at December 31, 2002 and 2001, respectively.

            (F)   PROPERTY AND EQUIPMENT

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


            (G)  GOODWILL:

            Prior to January 1, 2002, the Company amortized goodwill which represents the excess of costs over the fair value of net assets acquired, over a 30 year period.

            At December 31, 2001 the Company's goodwill, net of accumulated amortization of $1,476, totaled $3,514.

            Amortization expense for the years ended December 31, 2001 and 2000 was approximately $153 per year.

            During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, the amortization of goodwill ceased as of January 1, 2002 and a test for impairment was established whereby the fair value of goodwill was compared to its carrying value. If the fair value of goodwill is determined to be less than its carrying value, the carrying amount of goodwill is reduced to its fair value as an impairment change in the period. If the fair value of goodwill is greater than its carrying value, no adjustment to goodwill is made.

            Since the Company's goodwill was attributed to the entire Company (a single reporting unit) and the fair value of the Company as reflected in the market value of its stock was significant below its net worth including goodwill, the entire goodwill was written-off during the first quarter of 2002. The net worth as well as the market value of the Company has declined in recent years due to, among other things, legal and settlement costs of over $1,800 associated with the Helionetics Creditors committee action as well as the Stroock, Stroock & Lavan, LLP action (see note 8 (E)). In addition, the Company incurred unanticipated costs on the Co-op City project totaling $3,663, which the Company has a legal action to recover, (see note 8 (E)). The Company also experienced erosion of gross profits on several projects during the later half of 2000 and 2001 due to lower than anticipated productivity and higher labor costs. The Company believes it has corrected this productivity issue as well as revising its bidding methods.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


            (G) GOODWILL - CONT'D


                  The following is a pro forma reconciliation of reported net income adjusted for adoption of SFAS-142 for the years ended December 31, 2002, 2001 and 2000:

                                                                                    2002               2001                2000
                                                                                    ----               ----                ----
                     Reported net loss                                       $   (2,265)         $   (1,477)           $  (266)
                     Goodwill amortization net of taxes                      $    1,888          $       82            $    82
                                                                             -----------         ----------            --------

                     Pro forma net loss                                      $     (377)         $   (1,395)           $ (184)
                                                                             ===========         ===========           ========

                                                                                    2002               2001              2000
                                                                                    ----               ----              ----
                     Basic and Diluted loss per share:
                     Reported net loss per share                             $     (.41)         $     (27)            $  (.05)
                     Goodwill amortization per share, net of taxes
                                                                             $     (.35)         $     .02             $   .02
                                                                             -----------         ----------            --------
                     Pro forma loss per share                                $     (.06)         $    (.25)            $  (.03)
                                                                             ===========         ==========            =========


         (H)       INCOME TAXES

                  The Company uses the asset and liability method of accounting for income taxes recommended in SFAS No. 109, "Accounting for Income Taxes.". Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carryforwards. A valuation allowance is recorded, based on outside auditor recommendation, for deferred tax assets when, based on outside auditor recommendation in the opinion of its outside auditors, it is more likely than not that some or all of the deferred tax, based on outside auditor recommendation, assets will not be realized through future operations.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


           (I)    EARNINGS PER SHARE

                  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidulitive.



            (J)   USE OF ESTIMATES

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



             (K)  STOCK OPTIONS

                  The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB No. 25 and as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


             (L)  LONG LIVED ASSETS

                  The Company reviews certain long-lived assets and identifiable intangibles (including goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.



           (M)    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  The FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-lived Assets (SFAS 143) in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2003.

                  The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (SFAS 144), effective January 1, 2002, which did not have a material impact on the Company's consolidated results of operations and financial position. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


             (M)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

                  In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

                  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (SFAS 148) Accounting for Stock Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The adoption of his pronouncement did not have a material effect on the financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.





           (N)    RECLASSIFICATIONS

                  Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified for comparative purposes to conform with the 2002 presentation. These reclassifications did not affect net income or working capital as previously reported.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (3)   MARKETABLE SECURITIES

            The cost and fair value of the marketable securities, classified as available-for-sale securities at December 31, 2002 and 2001, was as follows:




                                                                         Gross                    Gross
                                                                       Unrealized                Unrealized             Fair
                                                   Cost              Holding Gains            Holding Losses            Value
                                                   ----              -------------            --------------            -----
        December 31, 2002:
        Managed stock funds                      $    561              $ 19                    $ (107)                $ 473
                                                 ========              ========                ========               ========
        December 31, 2001:
        Managed stock funds                      $    644               $ -                     $ (3)                 $ 641
                                                 ========              ========                ========               ========

            At December 31, 2002 and 2001, gross unrealized holding losses on available for sale securities were $107 and $3, respectively. At
            December 31, 2002 and 2001, gross unrealized holding gains on the sale of available for sale securities were $19 and $0, respectively.
            The change in net unrealized holding gains (losses) is $(45) and $(28) for the years ended December 31, 2002 and 2001, respectively.
            During the years ended December 31, 2002 and 2001 available for sale securities were sold for total proceeds of approximately $ 404, and $ 2,571, respectively . The gross realized losses on these sales totaled approximately $ 90 and $ 100, for the years ended December
            31, 2002 and 2001, respectively.

       (4)  CONSTRUCTION CONTRACTS

            Information with respect to contracts in progress at December 31, 2002 and 2001 is as follows:






                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (4)     CONSTRUCTION CONTRACTS - CONT'D

                                                                                                     2002                     2001
                                                                                                     ----                     ----

            Costs on uncompleted contracts                                                       $   37,617            $      28,408

            Estimated earnings thereon                                                                3,458                    4,144
                                                                                                -----------            -------------
                                                                                                     41,075                   32,552

            Less billings applicable thereto                                                         41,338                   36,215
                                                                                                -----------            -------------
                                                                                                $     (263)             $    (3,663)
                                                                                                ===========            =============
             Included in the accompanying consolidated balance sheets under the following captions:

                                                                                                     2002                     2001
                                                                                                     ----                     ----

            Costs and estimated earnings in excess of billings on uncompleted contracts
                                                                                                $    569
                                                                                                                         $     26

            Billings in excess of costs and estimated earnings on uncompleted contracts             (832)                  (3,689)
                                                                                                -----------            -------------
                                                                                                 $  (263)                $ (3,663)
                                                                                                ===========            =============
      (5)   PROPERTY AND EQUIPMENT

            Property and equipment at December 31, 2002 and 2001 consists of the following:

                                                                                                     2002                 2001
                                                                                                     ---'-                 ----

                Machinery and equipment                                                         $     497              $   624
                Furniture and fixtures                                                                712                  676
                Leasehold improvements                                                                828                  828
                                                                                                -----------            -------------
                                                                                                    2,037                2,128

                Less accumulated depreciation and amortization                                      1,805                1,795
                                                                                                -----------            -------------
                                                                                                $     232              $   333
                                                                                                ===========            =============




            Depreciation and amortization expense relating to property and equipment was approximately $131, $151 and $170 for the years ended December 31, 2002, 2001 and 2000, respectively.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

       (6)  INCOME TAXES

            For the years ended December 31, 2002, 2001 and 2000, components of provision (benefit) to income taxes are as follows:


                                                             2002                   2001                  2000
                                                             ----                   ----                  ----
            Current
                 Federal                            $         -            $         -           $       (16)
                 State and local                             47                     54                    50
                                                             47                     54                    34
            Deferred
                 Federal                                    997                   (760)                 (122)
                 State and local                            670                   (512)                  (75)
                                                          1,667                 (1,272)                 (197)
                                 Total              $     1,714            $    (1,218)          $      (163)






            At December 31, 2002, at the recommendation of its outside auditors, the Company provided a valuation allowance against its net deferred tax assets of $1,045 based upon an uncertainty regarding the ultimate utilization of these deferred tax assets in their entirety.
            The majority of the 2002 increase in the deferred tax asset before the valuation allowance, is attributable to the write-off of goodwill as a result of implementation of SFAS-142.

            A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statuatory U.S. Federal income tax rate to income before taxes is as follows:

                                                                                                 2002           2001           2000
                                                                                                 ----           ----           ----

            Computed tax at the federal statuatory rate of 34%                               $   455       $   (916)         $ (146)
            State taxes, net of Federal benefit                                                  162            (326)           (52)
            Valuation allowance                                                                 1,045             -              -
            Other items, net                                                                       52              24            35
            Provision (benefit) for income taxes                                               $1,714         $(1,218)       $ (163)




            .

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

       (6) INCOME TAXES - CONT'D

            The details of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                                        2002                 2001
                                                                                        ----                 ----
            Deferred income tax assets:

                   Net operating loss carryforwards                                 $      979          $   1,585
                   Amortization of goodwill                                              1,058                  -
                   Property and equipment                                                  267                278
                   Allowance for doubtful accounts                                          92                 92
                   Unrealized losses on marketable securities
                                                                                            41                  -
                   Other tax carryforwards                                                  77                  -
                                                                                      ---------          ---------
            Total deferred income tax assets                                             2,514              1,955
                                                                                      ---------          ---------
            Deferred income tax liabilities:
                   Amortization of goodwill                                                  -               (486)
                                                                                      ---------          ---------
                                                                                             -               (486)
                                                                                      ---------          ---------
                   Net deferred income tax assets before valuation allowance
                                                                                         2,514               1,469
                   Valuation allowance                                                  (1,045)                -
                                                                                      ---------          ---------
                   Deferred income tax assets, net                                  $    1,469             $ 1,469
                                                                                      =========          =========



At December 31, 2002, the Company has net operating loss carry forwards remaining of approximately $2,128 expiring through December 31, 2021. At December 31, 2001, $1,067 of the net current portion of deferred income tax assets is recorded as a current asset, and $402 net long-term deferred income tax asset is included in long-term assets in the accompanying balance sheets. At December 31, 2002, the $1,469 balance is included in long-term assets in the accompanying balance sheets.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

       (7)  ACCUMULATED OTHER COMPREHENSIVE INCOME

            At December 31, 2002 and 2001, accumulated other comprehensive income (loss), which consists of net unrealized holding gains (losses) on available for sale securities, is as follows:

                                                       2002           2001
                                                       ----           ----
                     Beginning balance                $  (3)          $ 25
                     Current period change              (45)           (28)
                                                      -----           ----
                     Ending balance                   $ (48)          $ (3)
                                                      =====           ====

      (8)   COMMITMENTS AND CONTINGENCIES

            (A)   PERFORMANCE BONDS

                  The Company is contingently liable to a surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, subject to bidding by third parties which is an undeterminable amount. Management believes that all contingent liabilities will be satisfied by performance on the specific bonded contracts involved.

            (B)   OPERATING LEASES

                  The Company is obligated under non-cancelable operating leases, for office space with future rental payments at December 31, 2002 as follows:

                        YEAR ENDING
                        DECEMBER 31


                           2003                      $  180
                           2004                          91
                                                     ------
                                                     $  271
                                                     ======

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


      (8)  COMMITMENTS AND CONTINGENCIES - CONT'D


             (B)  OPERATING LEASES -CONT'D


                    Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $15 and has the option to extend the lease an additional five years from June 2004 through June 2009.

                    The Company had an operating lease with related entities controlled by its chief executive officer for rental of office, shop and warehouse space which expired on December 31, 2002. The Company will rent this space on a month-to-month basis at approximately $8.5 per month through March 2003. The Company is pursuing alternate warehouse space.

                    Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $ 279, $ 276 and $272 respectively, including $103 to related entities controlled by the chief executive officer in each year.

            (C)   EMPLOYMENT AGREEMENTS

                  KSW Mechanical Services, Inc., the Company's wholly owned subsidiary, entered into employment agreements with two of its officers for the period January 1999 through December 2000. These agreements provided for aggregate base annual compensation of $660 each year plus 15% of income before taxes in excess of $250. The officers were also entitled to medical insurance, disability insurance and life insurance. The Company has not entered into new employment agreements with these individuals. The original agreement provided for a non-compete provision which expired December 2002. Since January 1, 2001, they continued in the same capacities and continued to receive the same base financial remuneration as under the prior employment agreements. During 2002 and 2001, officers' combined compensation was a base salary of $660. No bonuses were paid in 2002, 2001 and 2000 to these two officers. During 2002, these two officers have elected to reduce their salaries in the amount of $50 to reimburse the Company in the settlement of the Helionetics Credits Committee action (see note 8(e)). These officers are entitled to reimbursement of this salary reduction from 10% of any proceeds up to $500 from the Stroock, Stroock & Lavan, LLP litigation.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


       (8)  COMMITMENTS AND CONTINGENCIES -CONT'D

            (D)   ENVIRONMENTAL REGULATION

                  The Company must comply with certain Federal, state and local regulations involving contract compliance as well as the disposal of certain toxins. In management's opinion, there are no environmental contingencies or violations of environmental laws or regulations, which would have a material adverse impact on the results of operations or on the Company's financial condition.

            (E)   LEGAL

                  Except as listed below, the Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

      a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,771. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,663, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record any income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 14 days and adjourned by the Court to May 2003 for further trial proceedings. The financial statements at December 31, 2002 and 2001, contain approximately $1,937 which consists of accounts receivable applicable to the base contract of approximately $437 and unpaid retainage billings of approximately $1,500.

      b. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the matter involving Helionetics Creditors Committee, which was settled in May 2002. That action had claimed that Helionetics' distribution of the Company's stock to Helionetics' shareholders was a fraudulent conveyance. The Company's complaint also alleges malpractice in

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


      (8)  COMMITMENTS AND CONTINGENCIES - CONT'D

           (E) LEGAL - CONT'D

      b.    Stroock & Stroock & Lavan, LLP. - cont'd:

            connection with Stroock's representation of the Company and three of its directors and officers in the Helionetics Creditors Committee Action. The Company's action seeks to recoup its legal fees paid for the distribution, the fees spent in defense of the Helionetics Creditors Committee Action, and the $450 payment made by the Company and its directors to settle that action (a total of approximately $ 1,800), plus punitive damages. Subsequent to the filing of this malpractice action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300" for legal fees allegedly earned in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the New York Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. Discovery is complete in this California action. Trial is scheduled for April 1, 2003.

      c. Other Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements include the amounts the Company believes it will ultimately receive on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgment of the validity of the claims are received, claim recoveries are not recognized in the accompanying financial statements.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


      (8)  COMMITMENTS AND CONTINGENCIES - CONT'D

           (E) LEGAL - CONT'D

    c.     Other Proposals and Claims - cont'd

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

    d.     World Trade Center (WTC)  Business Recovery Grant Program

           The WTC Business Recovery Grant Program (the "Program") was established by the New York State Urban Development Corporation (d/b/a the Empire State Development Corporation) to provide assistance to certain businesses that have been adversely impacted as a result of the events of September 11, 2001. The Program was amended during August 2002 to include businesses working in the area designated as the Restricted Zone as of September 11, 2001 under a contractual agreement if they meet certain qualifying criteria of the Program. The Company received $338 from the Program for economic losses on two projects which reduced 2002 costs of revenues by approximately $176 and selling, general and administrative costs by approximately $162.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


       (9)  CONCENTRATION RISKS

            (A) LABOR CONCENTRATIONS

                  The Company's direct labor is supplied primarily by one union through a collective bargaining agreement which expires in June 2005. Although the Company's past experience was favorable with respect to resolving conflicting demands with unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

             (B)  CONTRACT REVENUE/SIGNIFICANT CUSTOMERS

                  Revenues from the Company's three largest customers were approximately 37%, 14% and 10% of its contract revenue in 2002, 23%, 16% and 14% in 2001, and 20%, 19% and 15% in 2000.

      (10)  RETIREMENT PLANS

            (A)   PROFIT-SHARING/401(K) PLAN

                  The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $62, $63 and $62 as a 25% matching contribution for the years ended December 31, 2002, 2001 and 2000, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

            (10)  RETIREMENT PLANS - CONT'D

            (B)   MULTIEMPLOYER PENSION PLANS

                  Employees of the Company who are members of a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The Company has expensed approximately $1,189, $2,226 and $2,014 for the years ended December 31, 2002, 2001 and 2000, respectively, related to multi-employer pension plans for its union employees.

            (11)  LINE OF CREDIT - BANK

                  The Company has a $2,000 line of credit with Merrill Lynch, which expires December 2003. This line is collateralized by all corporate assets. The line of credit calls for borrowings at 3% over the 30 day dealer commercial paper rate ( 4.29% at December 31, 2002). The line of credit agreement also requires the Company to maintain certain financial statement covenants.

            (12) STOCKHOLDERS' EQUITY

                  (A) STOCK OPTION PLAN

                  The Board of Directors of the Company adopted the 1995 Stock Option Plan (the Plan). The Plan enabled the Company to make incentive-based compensation awards to its employees, officers, directors and consultants. A total of 750,000 shares were authorized for issuance under the Plan. Options to purchase 620,000 shares of common stock at $1.50 per share were issued during December 1995 (of which, 535,000 shares were issued to officers and directors of the Company and its subsidiary). The Plan requires that the exercise price of options be set at not less than the fair market value of the common stock on the date of grant pursuant to the requirements of APB Opinion No. 25.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (12) STOCKHOLDERS' EQUITY CONT'D.

            (A)   STOCK OPTION PLAN - CONT'D


                  In the case of the initial options, the price of $1.50 was determined to be in excess of the fair market value in light of the contingencies facing the Company prior to completion of this Distribution. Options awarded vest one-third on each anniversary of the date of grant and are fully vested three years after grant and expire ten years from the date of the grant. Additional credit towards vesting is given in the event of death (six months) or disability (three months). Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. The Plan provides that no shares may be issued to officers or directors in excess of the 750,000 shares originally planned to be authorized unless the Company's stockholders approve an increase in the number of shares which may be used for that purpose. At the Company's annual meeting held on June 27, 1996, the stockholders approved an amendment to the plan to increase by 350,000 shares the total number of shares of common stock available for future options from 130,000 to 480,000 shares.

                  Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. In 1999, the Company issued a total of 55,000 stock options to three key employees and to a Director, Stanley Kreitman. At December 31, 1999, there were 641,667 granted options outstanding. No options were exercised under the plan in 2002 and 2001. In 2000 1,667 options were exercised. During 2001, 18,333 options under the plan were canceled. There were no option cancellations in 2002 and 2000. During 2002, 2001 and 2000, no new options were granted. At December 31, 2002, there were 621,667 exercisable options outstanding, all of which have an exercise price of $1.50 per share.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________



      (12) STOCKHOLDERS' EQUITY CONT'D.

            (A)   STOCK OPTION PLAN - CONT'D



Changes that occurred in options outstanding during 2002, 2001 and 2000 are summarized below:

                                                         2002                           2001                            2000
                                                         Fixed                         Fixed                           Fixed
                                                       Exercise                       Exercise                       Exercise
                                              Shares     Price          Shares         Price         Shares            Price
                                        ------------------------------------------------------------------------------------------
Outstanding at beginning of year              621,667    $ 1.50            640,000    $ 1.50              641,667      $ 1.50

Granted                                       -                           -                             -

Exercised                                     -                           -                               (1,667)      $ 1.50

Expired/ Canceled                             -                           (18,333)                      -

                                        --------------             ----------------              -----------------
Outstanding at end of year                    621,667    $ 1.50            621,667    $ 1.50              640,000      $ 1.50
                                        ==============             ================              =================

Exercisable at end of year                    621,667    $ 1.50            621,667    $ 1.50              621,667      $ 1.50



The following table summarizes information about stock options outstanding at December 31, 2002:

                                                          Remaining
                Exercise Price            Shares       Contractual Life
                --------------            ------       ----------------

                     $1.50                621,667         3.2 years

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (12) STOCKHOLDERS' EQUITY CONT'D.

             (A) STOCK OPTION PLAN - CONT'D


                  The Company follows APB Opinion No. 25 in accounting for its employee stock options. Under the standard, no compensation expense is recognized because the exercise price of the shares equal the market price at the date of grant. The Company is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to disclose pro forma information regarding options grants made to employees based on specified valuation techniques that produce estimated compensation charges for disclosure purposes only. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net loss before cumulative effect of changes in accounting principle would have been as follows:

                                                                                 2002            2001          2000
                                                                                 ----            ----          ----
            Net loss before the effect of change in accounting
              principle - as reported                                       $   (377)        $(1,477)        $  (266)
            Stock option compensation, net of tax                                  -              (9)             (9)
                                                                            ---------        --------        --------
            Net loss before the effects of change in accounting
              principle - pro forma                                         $   (377)        $(1,486)        $  (275)
                                                                            =========        ========        ========
            Net loss - as reported                                          $ (2,265)        $(1,477)        $  (266)
            Stock option compensation, net of tax                                  -              (9)             (9)
                                                                            ---------        --------        --------
            Net loss - pro forma                                            $ (2,265)        $(1,486)        $  (275)
                                                                            =========        ========        ========
            Per share (basic):
            Before cumulative effect of change in accounting
              principle - as reported                                       $   (.06)        $  (.27)        $   (05)
            Stock option compensation, net of tax                                  -               -               -
                                                                            ---------        --------        --------
            Before cumulative effect of change in accounting
              principle - pro forma                                         $   (.06)        $  (.27)        $  (.05)
                                                                            =========        ========        ========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

      (12) STOCKHOLDERS' EQUITY CONT'D.

                (A) STOCK OPTION PLAN - CONT'D


                                                                             2002          2001      2000
                                                                             ----          ----      ----
            Per share (diluted):
            Before cumulative effect of change in accounting
              principle - as reported                                  $    (.06)     $    (.27)     $   (05)
            Stock option compensation, net of tax                             -              -            -
                                                                       ----------     ----------     --------
            Before cumulative effect of change in accounting
              principle - pro forma                                    $    (.06)     $    (.27)     $  (.05)
                                                                       ==========     ==========     ========


            Net loss per share - as reported                           $    (.41)     $    (.27)     $  (.05)
                                                                       ==========     ==========     ========
            Net loss per share - pro forma                             $    (.41)     $    (.27)     $  (.05)
                                                                       ==========     ==========     ========

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 54.67%; risk-free interest rate of 7.00%; and expected lives of six years.

            (B)   PREFERRED STOCK

                  The Company is authorized to issue 1,000,000 shares of preferred stock. Through December 31, 2002, no shares of preferred stock have been issued by the Company.

       (13)       BACKLOG [UNAUDITED]

                  At December 31, 2002, the Company had a backlog of approximately $26,500. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.