Form 10-Q
period 2003-03-31
KSW INC
filed 2003-05-14
CIK 1004125

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         COMMISSION FILE NUMBER 0-27290


                                    KSW, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        11-3191686
-------------------------------                         ----------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)



37-16 23RD STREET, LONG ISLAND CITY, NEW YORK                 11101
---------------------------------------------                 -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                  718-361-6500
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                                              YES [ ]   NO [X]


           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                       OUTSTANDING AT
                     CLASS                              MAY 13, 2003
                     -----                              ------------
           COMMON STOCK, $.01 PAR VALUE                  5,470,311


--------------------------------------------------------------------------------

                           THIS IS PAGE 1 OF 22 PAGES.
                         INDEX TO EXHIBITS IS ON PAGE 19

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                    PAGE NO.
----------------------------------------------------------------------------------------------
PART 1     FINANCIAL INFORMATION

Item 1.    Consolidated  Financial Statements

                     Consolidated Balance Sheets -
                     March 31, 2003 and December 31, 2002                              3

                     Consolidated Statements of Operations -
                     Three months ended March 30, 2003 and 2002                        4

                     Consolidated Statements of Comprehensive Loss -
                     Three months ended March 31, 2003 and 2002                        5

                     Consolidated Statements of Cash Flows
                     Three months ended March 31, 2003 and 2002                        6

                     Notes to Consolidated Financial Statements                        7

                     Independent Accountants' Review Report                            9

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                    10

Item 3.              Quantitative and Qualitative Disclosures About
                     Market Risk                                                      13

Item 4.              Controls and Procedures                                          14

----------------------------------------------------------------------------------------------

PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                                15
Item 2               Changes in Securities and Use of Proceeds                        15
Item 3               Defaults Upon Senior Securities                                  15
Item 4               Submission of Matters to a Vote of Security Holders              15
Item 5               Other Information                                                15
Item 6               Exhibits and Reports on Form 8-K                                 15

----------------------------------------------------------------------------------------------

SIGNATURE                                                                             16
CERTIFICATIONS                                                                        17
INDEX TO EXHIBITS                                                                     19


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31, 2003             December 31, 2002
                                                              --------------             -----------------
ASSETS                                                         (unaudited)
------
Current assets:
   Cash                                                       $     1,946                  $     2,516
   Marketable securities                                              463                          473
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/03 and 12/31/02                                           5,385                        6,774
   Settlement receivable                                              850                            -
   Retainage receivable                                             2,798                        2,746
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                939                          569

   Prepaid expenses and other receivables                             222                          446
                                                              -----------                  -----------
      Total current assets                                         12,603                       13,524

Property and equipment, net of accumulated
   depreciation of $ 1,768 and $ 1,805 at 3/31/03
   and 12/31/02,  respectively                                        214                          232
Accounts receivable                                                 1,937                        1,937
Deferred income taxes and other                                     1,478                        1,478
                                                              -----------                  -----------
   TOTAL ASSETS                                               $    16,232                  $    17,171
                                                              ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable                                               $     1,064                  $       387
   Accounts payable                                                 5,106                        7,075
   Retainage payable                                                1,617                        1,317
   Accrued payroll and related benefits                               343                          247
   Accrued expenses                                                   311                          171
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 700                          832
                                                              -----------                  -----------
        Total current liabilities                                   9,141                       10,029
                                                              -----------                  -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                  -                            -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 3/31/03 and 12/31/02                           54                           54
   Additional paid-in capital                                       9,729                        9,729
   Accumulated deficit                                            (2,651)                      (2,593)
   Accumulated other comprehensive loss:
      Net unrealized holding loss on available
        for sale securities                                          (41)                         (48)
                                                              -----------                  -----------
       Total stockholders' equity                                   7,091                        7,142
                                                              -----------                  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    16,232                  $    17,171
                                                              ===========                  ===========

          See accompanying notes to consolidated financial statements.

                           KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                Three Months               Three Months
                                                            Ended March 31, 2003      Ended March 31, 2002
                                                            --------------------      --------------------
Revenues                                                        $    8,078                $   13,138
Cost of revenues                                                     7,641                    11,617
                                                                ----------                ----------

 Gross profit                                                          437                     1,521

Selling, general and administrative
     expenses                                                          468                     1,451
                                                                ----------                ----------

  Operating income (loss)                                             (31)                        70
                                                                ----------                ----------

Other income (expense):
Interest income (expense), net                                           1                         -
Loss on sale of marketable securities                                 (23)                      (14)
                                                                ----------                ----------
 Total other income (expense), net                                    (22)                      (14)
                                                                ----------                ----------

Income (loss) before provision for income taxes                       (53)                        56

Provision for income taxes                                               5                        41
                                                                ----------                ----------

Income (loss) before cumulative effect of
   change in accounting principle                                     (58)                        15

Cumulative effect of change in accounting for
   goodwill, net of income tax benefit of $1,626                         -                   (1,855)
                                                                ----------                ----------

Net loss                                                        $     (58)                $  (1,840)
                                                                ==========                ==========



Loss per common share basic and  diluted
   before effect of change in accounting
   principle                                                    $    (.01)                $        -
Cumulative effect of change in accounting
   principle                                                             -                     (.34)
                                                                ----------                ----------

Basic and diluted loss per  common share                        $    (.01)                $    (.34)
                                                                ==========                ==========

Weighted average common shares outstanding:
  Basic                                                          5,470,311                 5,470,311
  Diluted                                                        5,470,311                 5,470,311


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                               Three Months              Three Months
                                                           Ended March 31, 2003      Ended March 31, 2002
                                                           --------------------      --------------------
             Net loss                                            $    (58)                $ (1,840)
                                                                 ---------                ---------

       Other comprehensive income before tax:
       Net unrealized holding gains
          arising during the period                                     35                       33

       Less: reclassification adjustment for
       losses included in net loss                                    (23)                     (14)
                                                                 ---------                ---------

       Other comprehensive income
           before tax                                                   12                       19
       Income tax related to items of
          other comprehensive income                                     5                        -
                                                                 ---------                ---------

       Other comprehensive income,
           net of tax                                                    7                       19
                                                                 ---------                ---------

       Total comprehensive loss                                  $    (51)                $ (1,821)
                                                                 =========                =========


















           See accompanying notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                  Three Months                  Three Months
                                                              Ended March 31, 2003           Ended March 31,2002
                                                              --------------------           -------------------
Cash flows from operating activities:
   Net loss                                                       $      (58)                    $   (1,840)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
     Depreciation and amortization                                         23                             31
     Write off of goodwill, net                                             -                          1,855
     Deferred income taxes                                                (4)                             19
    Realized loss on sale of marketable
         securities                                                        23                             14
Changes in operating assets and liabilities:
     Accounts receivable                                                1,389                            745
     Settlement receivable                                              (850)                              -
     Retainage receivable                                                (52)                          (264)
    Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                     (370)                           (57)
    Prepaid expenses and other receivables                                224                            111
    Accounts payable                                                  (1,969)                        (1,401)
    Retainage payable                                                     300                             43
    Accrued payroll and related benefits                                   96                             33
    Accrued expenses                                                      140                            186
    Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                                      (132)                            801
                                                                  -----------                    -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                               (1,240)                            276
                                                                  -----------                    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (5)                           (55)
   Net sale (purchase) of marketable securities                           (2)                              9
                                                                  -----------                    -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (7)                           (46)
                                                                  -----------                    -----------

Cash flows from financing activities:
    Increase (decrease) in loan payable                                   677                          (190)
    Long-term liabilities                                                   -                            (3)
                                                                  -----------                    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       677                          (193)
                                                                  -----------                    -----------

NET INCREASE (DECREASE) IN CASH                                         (570)                             37
Cash, beginning of period                                               2,516                            715
                                                                  -----------                    -----------
Cash, end of period                                               $     1,946                    $       752
                                                                  ===========                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                                     $        12                     $      13
     Income taxes                                                 $        11                     $      22


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.         Nature of Operations and Basis of Presentation

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and December 31, 2002, and the results of operations, comprehensive loss and cash flows for three month periods ended March 31, 2003 and 2002. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


2.         Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2002. The Company has made no significant changes to these policies during 2003.

3.         Contingencies

Except as listed below, the Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

     a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 14 days and adjourned by the Court to May 2003 for further trial proceedings. The financial statements at March 31,

          2003 and December 31, 2002, include approximately $1,937,000, consisting of accounts receivable applicable to the base contract of approximately $437,000 and unpaid final retainage billings of approximately $1,500,000.

     b. Stroock & Stroock & Lavan, LLP. On February 13, 2001, the Company commenced an action in the Superior Court of the State of California, County of Los Angeles against its former counsel, Stroock & Stroock & Lavan, LLP ("Stroock") for malpractice in connection with Stroock's representation of the Company in connection with the transactions which form the basis for the matter involving Helionetics Creditors Committee which was settled in May 2002. That action had claimed that Helionetics' distribution of the Company's stock to Helionetics' shareholders was a fraudulent conveyance. The Company's complaint alleged malpractice in connection with Stroock's representation of the Company and three of its directors and officers in the Helionetics Creditors Committee Action. The Company's action sought to recoup its legal fees paid for the distribution, the fees spent in defense of the Helionetics Creditors Committee Action, and the $ 500,000 payment made by the Company and its directors to settle that action (a total of approximately $ 1,800,000), plus punitive damages. Stroock counterclaimed against the Company and three of its directors seeking "not less than $300,000" for legal fees allegedly earned in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action. After mediation, the parties executed a settlement agreement which provides for a payment by Stroock to the Company of $ 850,000 and dismissal of Stroock's claim for attorney fees. The settlement payment was received on May 13, 2003. This settlement has reduced the selling, general and administrative expenses during the first quarter of 2003. At March 31, 2003, the Company has recorded a $50,000 payable to two officers and directors of the Company, who contributed to the settlement of the Helionetics case and who are entitled to reimbursement of deferred 2002 compensation from the proceeds of the Stroock litigation.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
KSW, Inc.:

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary (the "Company") as of March 31, 2003, and the related consolidated statements of operations and comprehensive loss, and cash flows for the three months ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. The March 31, 2002 consolidated financial statements were reviewed by other accountants whose report dated April 30, 2002 stated that they were not aware of any material modifications that should be made to the consolidated financial statements.


/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
April 23, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the quarter ended March 31, 2003 decreased by 38.5% or $5,060,000 to $ 8,078,000 as compared to $13,138,000 for the quarter ended March 31, 2002. This decline was a result of market conditions which were impacted by a slower economy and the attacks on September 11, 2001, causing fewer contracts to be bid. The majority of the Company's new projects in 2003, which were originally projected to be underway during the early part of January 2003, did not commence until the latter half of the first quarter of 2003, which contributed to this decrease in revenue. During the quarter ended March 31, 2002, the Company obtained most of its revenues from new projects which started during the latter part of 2001 and continued through 2002. As of March 31, 2003, the Company had backlog of approximately $ 20,000,000 as compared to approximately $41,000,000 as of March 31, 2002. The Company has accumulated approximately $10,000,000 of additional backlog during the second quarter of 2003.

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2003 decreased by $3,976,000 or 34.2%, to $7,641,000 as compared to $11,617,000 for the quarter ended March 31, 2002, as a result of the decrease in revenues noted above.

GROSS PROFIT

For the quarter ended March 31, 2003, there was a gross profit of $ 437,000 or 5.4% as compared to a gross profit of $ 1,521,000 or 11.6% for the quarter ended March 31, 2002. A large portion of the gross profit earned during the first quarter of 2003, was attributed to trade management contracts which historically have a lower gross profit than the Company's typical mechanical trade contract. In addition, the delay in the start of the Company's newer projects contributed to this decrease in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2003, decreased by $ 983,000 or 67.7%, to $ 468,000 as compared to $ 1,451,000 for the quarter ended March 31, 2002. During 2003,the Company reached a settlement related to its legal action against Stroock & Stroock & Lavan, LLP. , whereby Stroock has agreed to pay the Company $ 850,000 and dismiss its claim for payment of additional legal fees. This settlement has reduced SG&A expenses in 2003. The majority of the remaining decrease in SG&A was due to trade management contracts. On these projects, certain adiministrative costs are job costed instead of being carried in selling, general and administrative costs. This decrease in overhead was offset by an increase of medical insurance costs which were approximately $ 50,000 higher than the same period in 2002.

OTHER INCOME (EXPENSES)

Other expenses for the quarter ended March 31, 2003, increased by $ 8,000 to $ 22,000 as compared to $ 14,000 for the quarter ended March 31, 2002, largely due to realized losses on the sale of marketable securities included in the Company's managed stock funds.

PROVISION FOR TAXES

The tax provision for the three months ended March 31, 2003 was $5,000 as compared to a tax provision of $ 41,000 for the three months ended March 31, 2002. The provision for 2003 differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance against the tax benefit applicable to the current period loss. In addition, the tax rates in both periods were affected by certain state and local taxes which are based on net worth.

CHANGE IN ACCOUNTING FOR GOODWILL

The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by its market capitalization was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,855,000 net of taxes), was written off during the first quarter of 2002.

NET LOSS

As a result of all the items mentioned above, the Company incurred a loss of $ 58,000 for the quarter ended March 31, 2003 as compared to a loss of $ 1,840,000 for the quarter ended March 31, 2002.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital needs. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations and expansion. As of March 31, 2003, total cash was $ 1,946,0000, a $ 1,194,000 increase over the $752,000 reported as of March 31, 2002.

CASH PROVIDED BY (USED IN) OPERATIONS

Net cash used in operations was $ 1,240,000 for the quarter ended March 31, 2003. Net cash provided by operations was $ 276,000 for the quarter ended March 31, 2002.

The cash used in operations for the quarter ended March 31, 2003 is largely a result of operating losses incurred during the current period as well as reductions in accounts payable in excess of reductions in accounts receivable. In addition, during the period the Company incurred costs associated with the start-up costs of its new contracts. The cash provided by operations for the quarter ended March 31, 2002, is a result of net income generated as well as the write-off of goodwill being a non-cash transaction and the Helionetics settlement not being funded until later in 2002.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $7,000 during the quarter ended March 31, 2003 as compared to $ 46,000 during the quarter ended March 2002. The majority of the change in both periods was a result of the purchases of property and equipment of $ 5,000 and $55,000 during the quarters ended March 31, 2003 and 2002, respectively.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net cash provided by financing activities was $ 677,000 for the quarter ended March 31, 2003. Net cash used in financing activities was $ 193,000 for the quarter ended March 31, 2002. The majority of the change in both periods was a result of the Company utilizing $ 677,000 on its line of credit during the quarter ended March 31, 2003 and repaying $ 190,000 of its line of credit advances during the quarter ended March 31, 2002.

The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on December 31, 2003. The line of credit calls for borrowing at 3% over the 30-Day Dealer Commercial Paper Rate (4.18 % at March 31, 2003). At March 31, 2003 the Company had $ 1,064,000 of outstanding borrowing against the facility.

The Company's backlog at March 31, 2003 was approximately $20,000,000 as compared to $41,000,000 at March 31, 2002. The Company has accumulated approximately $10,000,000 of additional backlog during the second quarter of 2003. The Company is actively seeking new contracts, but due to the September 11, 2001 attacks and the current economic conditions there are fewer contracts to bid. The Company believes its current cash resources are adequate to fund a moderate decrease in sales volume during the next year. However, the Company's capital resources may not be sufficient to sustain a substantial revenue decrease.

The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At March 31, 2003, approximately $6,500,000 of the Company's approximately $20,000,000 of backlog is bonded.

The Company believes its current cash resources are adequate to fund its working capital requirements in the next year. However, the Company's capital resources may not be sufficient to sustain a substantial decline in revenue. The Company's management has had experience in expanding into new geographic areas with the Company's predecessors; however, to date the Company has conducted its operations primarily in the New York City metropolitan area.

The Company currently has no significant capital expenditure commitments.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, ability to obtain bonding, inflation, the adverse effect of the attack of September 11, 2001 on public budgets and insurance costs, the availability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2002. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments. As of March 31, 2003, the Company has invested $ 463,000 in managed stock funds selected by Merrill Lynch.

The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at March 31, 2003 was 1.18%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.18% at March 31, 2003). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There was $1,064,000 outstanding debt under this facility at March 31, 2003.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements.


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.   OTHER INFORMATION

None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

           Exhibit 11   -        Statement regarding computation of loss per
                                 share

           Exhibit 99.1 -        Certification by the Chief Executive Officer
                                 pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 -        Certification by the Chief Financial Officer
                                 pursuant to 18 U.S.C. Section 1350, as adopted
                                 by Section 906 of the Sarbanes-Oxley Act of
                                 2002


(b) Reports on Form 8-K:

           None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  KSW, INC.

Date:  May 13, 2003
                                  /s/ Richard W. Lucas
                                  -------------------------------------------
                                  Richard W. Lucas
                                  Chief Financial Officer

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


      Date:  May 13, 2003

      By: /s/Floyd Warkol
          ---------------------------------------
          Floyd Warkol, Chief Executive Officer

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


      Date: May 13, 2003

      By: /s/Richard W. Lucas
          -------------------------------------------
          Richard W. Lucas, Chief Financial Officer

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           DESCRIPTION                            PAGE
------                           -----------                            ----

 11          Statement regarding computation of loss per share           20

 99.1        Certification by the Chief Executive Officer
             pursuant to 18 U.S.C.ss.1350, as adopted by ss.906
             of the Sarbanes-Oxley Act of 2002.                          21

 99.2        Certification by the Chief Financial Officer
             pursuant to 18 U.S.C.ss.1350, as adopted by ss.906
             of the Sarbanes-Oxley Act of 2002.                          22