Form 10-Q
period 2003-06-30
KSW INC
filed 2003-08-13
CIK 1004125

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                  718-361-6500
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                              ---      ---
           INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
YES      NO   X
   ---       ---
           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                  OUTSTANDING AT
              CLASS                              AUGUST 12, 2003
              -----                              ---------------
     COMMON STOCK, $.01 PAR VALUE                  5,470,311

--------------------------------------------------------------------------------

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
                           ---------------------------


                                TABLE OF CONTENTS
                                                                                     PAGE NO.
------------------------------------------------------------------------------------------------
PART 1     FINANCIAL INFORMATION

Item 1.    Financial Statements

                     Consolidated Balance Sheets -                                       3
                     June 30, 2003 and December 31, 2002

                     Consolidated Statements of Operations -                             4
                     Six and three months ended June 30, 2003
                     and 2002

                     Consolidated Statements of Comprehensive Income (Loss) -
                     Six and three months ended June 30, 2003 and 2002                   5

                     Consolidated Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002                             6

                     Notes to Consolidated Financial Statements                          7

                     Independent Accountants' Review Report                              9

Item 2.              Management's Discussion and Analysis of                             10
                     Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About                      14
                     Market Risk

Item 4.              Controls and Procedures                                             14
------------------------------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                                   15
Item 2               Changes in Securities and Use of Proceeds                           15
Item 3               Defaults Upon Senior Securities                                     15
Item 4               Submission of Matters to a Vote of Security Holders                 15
Item 5               Other Information                                                   15
Item 6               Exhibits and Reports on Form 8-K                                    15
------------------------------------------------------------------------------------------------
SIGNATURE                                                                                16
INDEX TO EXHIBITS                                                                        17


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                              June 30, 2003     December 31, 2002
                                                              -------------     -----------------
ASSETS                                                         (unaudited)
------
Current assets:
   Cash                                                         $   1,282        $  2,516
   Marketable securities                                              539             473
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/03 and 12/31/02                                           6,568           6,774
   Retainage receivable                                             2,676           2,746
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                719             569

   Prepaid expenses and other receivables                             599             446
                                                                 ---------       ---------
      Total current assets                                         12,383          13,524

Property and equipment, net of accumulated
   depreciation of $ 1,790 and $ 1,805 at 6/30/03
   and 12/31/02,  respectively                                        191             232
Accounts receivable                                                 1,937           1,937
Deferred income taxes and other                                     1,470           1,478
                                                                 ---------       ---------
   TOTAL ASSETS                                                   $15,981         $17,171
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable                                                 $     514        $    387
   Accounts payable                                                 5,888           7,075
   Retainage payable                                                1,214           1,317
   Accrued payroll and related benefits                               261             247
   Accrued expenses                                                   376             171
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 734             832
                                                                 ---------       ---------
        Total current liabilities                                   8,987          10,029
                                                                 ---------       ---------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                  -               -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 6/30/03 and 12/31/02                           54              54
   Additional paid-in capital                                       9,729           9,729
   Accumulated deficit                                             (2,796)         (2,593)
   Accumulated other comprehensive income (loss):
      Net unrealized holding income (loss) on available
        for sale securities                                             7             (48)
                                                                 ---------       ---------
       Total stockholders' equity                                   6,994           7,142
                                                                 ---------       ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  15,981        $ 17,171
                                                                 =========       =========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                      Three Months        Three Months           Six Months         Six Months
                                                  Ended June 30, 2003  Ended June 30, 2002  Ended June 30, 2003 Ended June 30, 2002
                                                  -------------------  -------------------  ------------------- -------------------

Revenues                                               $10,192             $ 14,756              $18,270           $ 27,894
Cost of revenues                                         9,610               13,408               17,251             25,025
                                                     ----------           ----------           ----------         ----------

 Gross profit                                              582                1,348                1,019              2,869

Selling, general and administrative
     expenses                                              714                1,022                1,182              2,473
                                                     ----------           ----------           ----------         ----------

  Operating income (loss)                                 (132)                 326                 (163)               396
                                                     ----------           ----------           ----------         ----------

Other expense:
Interest expense, net                                      (25)                  (1)                 (24)                (1)
Loss on sale of marketable securities                      (16)                 (33)                 (39)               (47)
                                                     ----------           ----------           ----------         ----------
 Total other expense, net                                  (41)                 (34)                 (63)               (48)
                                                     ----------           ----------           ----------         ----------

Income (loss) before provision (benefit) for
   income taxes                                           (173)                 292                 (226)               348

Provision (benefit) for income taxes                       (28)                 146                  (23)               187
                                                     ----------           ----------           ----------         ----------

Income (loss) before cumulative effect of
   change in accounting principle
                                                          (145)                 146                 (203)               161

Cumulative effect of change in accounting for
   goodwill, net of income tax benefit of
   $1,659                                                    -                    -                    -             (1,855)
                                                     ----------           ----------           ----------         ----------

Net income (loss)                                       $ (145)               $ 146               $ (203)          $ (1,694)
                                                     ----------           ----------           ----------         ----------


Income (loss) per common share basic and
   diluted before effect of change in
   accounting principle                                 $ (.03)               $ .03              $  (.04)           $   .03
Cumulative effect of change in accounting
   principle                                                 -                    -                    -               (.34)
                                                     ----------           ----------           ----------         ----------


Basic and diluted income (loss) per  common
   share                                                $ (.03)               $ .03              $  (.04)           $  (.31)
                                                     ==========           ==========           ==========         ==========


Weighted average common shares outstanding:
  Basic
                                                     5,470,311            5,470,311            5,470,311          5,470,311
  Diluted
                                                     5,470,311            5,470,311            5,470,311          5,470,311


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)


                                                             Three Months   Three Months         Six Months         Six Months
                                                               Ended            Ended              Ended               Ended
                                                            June 30, 2003   June 30, 2002       June 30, 2003      June 30, 2002
                                                            -------------   --------------      -------------      --------------

             Net income (loss)                              $  (145)        $   146             $  (203)           $(1,694)
                                                            --------        --------            --------           --------

       Other comprehensive income (loss) before tax:
       Net unrealized holding gains (losses)
       arising during the period                                105             (15)                140                 18

       Less: reclassification adjustment for losses
       included in net income (loss)                            (16)            (33)                (39)               (47)
                                                            --------        --------            --------           --------

       Other comprehensive income (loss)
           before tax                                            89             (48)                101                (29)
       Income tax related to items of
          other comprehensive income (loss)                     (41)              -                 (46)                 -
                                                            --------        --------            --------           --------

       Other comprehensive income (loss),
           net of tax                                            48             (48)                 55                (29)
                                                            --------        --------            --------           --------


       Total comprehensive income (loss)                    $   (97)        $    98             $  (148)           $(1,723)
                                                            ========        ========            ========           ========


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                      Six Months              Six Months
                                                                 Ended June 30, 2003      Ended June 30,2002
                                                                 -------------------      ------------------
Cash flows from operating activities:
   Net loss                                                              $  (203)             $ (1,694)
Adjustments to reconcile net loss  to cash provided by
(used in) operating activities:
     Depreciation and amortization                                            46                    63
     Write off of goodwill, net                                                -                 1,855
     Deferred income taxes                                                  (46)                   164
    Realized loss on sale of marketable
         securities                                                           39                    46
Changes in operating assets and liabilities:
     Accounts receivable                                                     206                 2,730
     Retainage receivable                                                     70                  (134)
    Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                         (150)                 (487)
     Prepaid expenses and other receivables                                 (153)                 (101)
     Other                                                                     8                     -
    Accounts payable                                                      (1,187)               (1,273)
    Retainage payable                                                       (103)                  538
    Accrued payroll and related benefits                                      14                  (218)
    Accrued expenses                                                         205                   137
    Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                                           (98)                  529
                                                                          -------               -------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                   (1,352)                2,155
                                                                          -------               -------

Cash flows from investing activities:
   Purchase of property and equipment                                         (5)                  (57)
   Net sale (purchase) of marketable securities                               (4)                   (6)
                                                                          -------               -------

NET CASH USED IN INVESTING ACTIVITIES                                         (9)                  (63)
                                                                          -------               -------

Cash flows from financing activities:
    Increase (decrease) in loan payable                                      127                  (190)
    Long-term liabilities                                                      -                    (6)
                                                                          -------               -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                             127                  (196)
                                                                          -------               -------

NET INCREASE (DECREASE) IN CASH

(1,234) 1,896
Cash, beginning of period                                                  2,516                   715
                                                                          -------               -------
Cash, end of period                                                       $1,282                $2,611
                                                                          =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                                             $   26                $   18
     Income taxes                                                         $   23                $   23


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.         Nature of Operations and Basis of Presentation
           ----------------------------------------------

The Company furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the New York Metropolitan area. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. For reporting purposes, the Company considers itself to be one operating segment.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and December 31, 2002, and the results of operations and comprehensive income (loss) for six and three month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Certain amounts in the 2002 unaudited consolidated financial statements have been reclassified for comparative purposes to conform with the 2003 presentation. These reclassifications did not affect net income or working capital as previously reported.


2.         Significant Accounting Policies
           -------------------------------

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 2 to such consolidated financial statements included in Form 10-K for the year ended December 31, 2002. The Company has made no significant changes to these policies during 2003.

3.         Contingencies
           -------------

Except as listed below, the Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

     a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 19 days and adjourned by the Court to September 2003 for further trial proceedings. The financial statements at June 30, 2003 and December 31, 2002, include accounts receivable of approximately $1,937,000 related to this project, consisting of accounts receivable of approximately $437,000 and unpaid final retainage billings of approximately $1,500,000.

     b. Other Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements include the Company's estimates of amounts it believes will be ultimately received on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgment of the validity of the claims are received, these claims are not recognized in the accompanying financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary (the "Company") as of June 30, 2003, and the related consolidated statements of operations, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2003 and the statement of cash flows for the six months ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. The June 30, 2002 consolidated financial statements were reviewed by other accountants whose report dated July 30, 2002 stated that they were not aware of any material modifications that should be made to the consolidated financial statements.


/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
July 23, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


RESULTS OF OPERATIONS
---------------------

Revenues

Total revenues for the second quarter ended June 30, 2003 decreased by $4,564,000 or 30.9% to $10,192,000 as compared to $14,756,000 for the quarter ended June 30, 2002. During the six months ended June 30, 2003, revenues decreased $9,624,000 or 34.5% to $18,270,000 compared to $27,894,000 for the six months ended June 30, 2002. These declines were primarily a result of market conditions which were impacted by a slower economy and the attacks on September 11, 2001, causing fewer contracts to be bid. The majority of the Company's new projects in 2003, which were originally projected to be underway during the early part of January 2003, did not commence until the latter half of the first quarter of 2003, which also contributed to this decrease in revenue. During the quarter ended June 30, 2003, the revenue earned from these new projects was a result of the early stages of construction for such projects. During the period ended June 30, 2002, the Company obtained most of its revenues from new projects which started during the latter part of 2001 and continued through 2002 for such projects. As of June 30, 2003, the Company had backlog of approximately $27,400,000 as compared to approximately $28,000,000 as of June 30, 2002. The Company is actively seeking new contracts to add to its backlog.

Cost of Revenues

Cost of revenues for the quarter ended June 30, 2003 decreased by $3,798,000 or 28.3%, to $9,610,000 as compared to $13,408,000 for the quarter ended June 30, 2002, as a result of the decrease in revenues noted above. Cost of revenues for the six months ended June 30, 2003 decreased $7,774,000 or 31.06% to $17,251,000 as compared to $25,025,000 for the six months ended June 30, 2002 as a result of the decrease in revenues noted above.

Gross Profit

For the quarter ended June 30, 2003, there was a gross profit of $582,000 or 5.7% as compared to a gross profit of $1,348,000 or 9.1% for the quarter ended June 30, 2002. For the six months ended June 30, 2003, there was a gross profit of $1,019,000 or 5.6% as compared to a gross profit of $2,869,000 or 10.3% for the six months ended June 30, 2002. These declines during the three and six month periods ended June 30, 2003, were primarily a result of reduced revenues caused by the delayed start of newer projects, resulting in a larger portion of the Company's revenues being earned on trade management contracts than in prior periods. These trade management projects have a lower profit margin than typical mechanical trade contracts because certain administrative expenses are job costed. During the three and six month periods ended June 30, 2002, the majority of the gross profit was earned by mechanical trade contracts on which work commenced in the latter part of 2001 as opposed to trade management contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the second quarter ended June 30, 2003, decreased by $308,000 or 30.1%, to $714,000 as compared to $1,022,000 for the quarter ended June 30, 2002. SG & A expenses for the six month period ended June 30, 2003 decreased $1,291,000 or 52.2% to $1,182,000 as compared to $2,473,000 for the six months ended June 30, 2002. During the three and six months ended June 30, 2003 and 2002, legal costs decreased by $105,000 and $960,000, respectively. During the six months ended June 30, 2003, legal costs were related to the Stroock & Stroock & Lavan, LLP ("Stroock") lawsuit as well as the Co-Op City litigation. During the six months ended June 30, 2003, the Company reached a settlement related to its legal action against Stroock & Stroock & Lavan, LLP., whereby Stroock paid the Company approximately $850,000 and dismissed its counterclaim for payment of additional legal fees. This settlement reduced SG&A expenses during the six months ended June 30, 2003. During the six months ended June 30, 2002, legal costs were in connection with the Helionetics Creditors Committee lawsuit and the Co-Op City lawsuit. In addition, medical costs decreased approximately $130,000 for the six month period ended June 30, 2003, in comparison to the same period in 2002. The majority of the remaining decrease in SG&A during the three and six month periods ended June 30, 2003 and 2002 was due to trade management contracts. On these projects, certain administration costs are job costed instead of being carried in selling, general and administrative costs.

Other Expense

Other expense for the quarter ended June 30, 2003, increased by $ 7,000 to $ 41,000 as compared to $34,000 for the quarter ended June 30, 2002, largely due to realized losses on the sale of marketable securities included in the Company's managed stock funds and interest related to the Company's utilization of its line of credit facility during the period. Other expense for the six months ended June 30, 2003, increased $15,000 to $63,000 as compared to $48,000 for the six months ended June 30, 2002 for the same reasons.

Provision for  Income Taxes

The income tax benefit for the quarter ended June 30, 2003 was $28,000 as compared to a tax provision of $146,000 for the quarter ended June 30, 2002. The income tax benefit for the six months ended June 30, 2003 was $23,000 as compared to a tax provision of $187,000. The tax benefit for 2003 differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance against the tax benefit applicable to the current period loss, as well as reversal of deferred taxes associated with the net unrealized holding gains (losses) on available for sale marketable securities. In addition, the tax rates in both periods were affected by certain state and local taxes which are based on net worth.

Change in Accounting for Goodwill

The Financial Accounting Standards Board issued SFAS 142 entitled "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by its market capitalization was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,855,000 net of taxes), was written off during the first quarter of 2002.

Net  Income (Loss)

As a result of all the items mentioned above, the Company incurred a loss of $145,000 for the quarter ended June 30, 2003 as compared to net income of $146,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the net loss was $203,000 as compared to a net of $1,694,000 for the period ended June 30, 2002.

Liquidity and Capital Resources

The Company's principal capital requirements have been to fund working capital needs. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations and expansion.

Cash provided by (used in) operations

Net cash used in operations was $1,352,000 for the six months ended June 30, 2003. Net cash provided by operations was $2,155,000 for the six months ended June 30, 2002.

The cash used in operations for the six months ended June 30, 2003 is a result of reductions in accounts payable in excess of reductions in accounts receivable as well as operating losses incurred during the current period. In addition, during the period the Company incurred costs associated with the start-up costs of its new contracts. The cash provided by operations for the six months ended June 30, 2002, is a result of operating income during the period, improved collections of receivables and the write-off of goodwill being a non-cash transaction.

Cash used in investing activities

Net cash used in investing activities was $9,000 during the six months ended June 30, 2003 as compared to $63,000 during the six months ended June 30, 2002. The majority of the change in both periods was a result of the purchase of property and equipment totaling $6,000 and $57,000 during the period ended June 30, 2003 and 2002, respectively.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $127,000 for the six months ended June 30, 2003. Net cash used in financing activities was $196,000 for the six months ended June 30, 2002. The majority of the change in both periods was a result of the Company utilizing $127,000 on its line of credit during the quarter ended June 30, 2003 and repaying $190,000 of its line of credit advances during the six months ended June 30, 2002.

The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on December 31, 2003. The line of credit calls for borrowing at 3% over the 30-Day Dealer Commercial Paper Rate (1.0 % at June 30, 2003). At June 30, 2003 the Company had $514,000 of outstanding borrowing against the facility.

The Company's backlog at June 30, 2003 was approximately $27,400,000 compared to $28,000,000 at June 30, 2002. The Company is actively seeking new contracts.

The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At June 30, 2003, approximately $15,300,000 of the Company's approximately $27,400,000 of backlog was bonded.

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

Forward-Looking Statements
--------------------------

Certain statements contained in this report are not historical facts, and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable of the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, ability to obtain bonding, inflation, the adverse effect of the attack of September 11, 2001 on public budgets and insurance costs, the availability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2002. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of June 30, 2003, the Company has invested $539,000 in managed stock funds selected by Merrill Lynch.

The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at June 30, 2003 was 1.0 %. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.0% at June 30, 2003). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There was $514,000 outstanding debt under this facility at June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES
           -----------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

           Exhibit 11 - Statement regarding computation of loss per share

           Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.1 - Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 - Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

           None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KSW, INC.



Date:  August 12, 2003
                                    /s/ Richard W. Lucas
                                    --------------------------------------------
                                    Richard W. Lucas
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


                                                                                SEQUENTIALLY
   EXHIBIT                                                                       NUMBERED
   NUMBER                       DESCRIPTION                                       PAGE
   ------                       -----------                                    -------------

    11       Statement regarding computation of income (loss) per share            18

    31.1     Certification by the Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2     Certification by the Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.                        20

    32.1     Certification by the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350,  as adopted by Section 906 of the Sarbanes-Oxley
             Act of 2002.                                                           21

    32.2     Certification by the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted by Section 906 of the Sarbanes-Oxley
             Act of 2002.                                                           22
