Form 10-Q
period 2003-09-30
KSW INC
filed 2003-11-13
CIK 1004125

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(MARK ONE)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         COMMISSION FILE NUMBER 0-27290

                                    KSW, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                11-3191686
           -------------------------------             --------------------
           (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

37-16 23RD STREET, LONG ISLAND CITY, NEW YORK                 11101
---------------------------------------------                 -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  718-361-6500
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                      YES  X    NO
                                                                   ---      ---
           INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                                                YES      NO  X
                                                                   ---      ---

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                     OUTSTANDING AT
                     CLASS                          NOVEMBER 12, 2003
                     -----                          -----------------
           COMMON STOCK, $.01 PAR VALUE                  5,470,311


--------------------------------------------------------------------------------

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                        --------------------------------


                                TABLE OF CONTENTS
                                                                                           PAGE NO. 2
------------------------------------------------------------------------------------------------------
PART 1     FINANCIAL INFORMATION

Item 1.    Financial Statements

                     Consolidated Balance Sheets -                                            3
                     September 30, 2003 and December 31, 2002

                     Consolidated Statements of Operations -                                  4
                     Three and nine months ended September 30, 2003
                     and 2002

                     Consolidated Statements of Comprehensive Income (Loss) -
                     Three and nine months ended September 30, 2003 and 2002                  5

                     Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2003 and 2002                            6

                     Notes to Consolidated Financial Statements                               7

                     Accountants' Review Report                                               9

Item 2.              Management's Discussion and Analysis of                                 10
                     Financial Condition and Results of Operations

Item 3.              Quantitative and Qualitative Disclosures About                          14
                     Market Risk

Item 4.              Controls and Procedures                                                 14
------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                                       15
Item 2               Changes in Securities and Use of Proceeds                               15
Item 3               Defaults Upon Senior Securities                                         15
Item 4               Submission of Matters to a Vote of Security Holders                     15
Item 5               Other Information                                                       15
Item 6               Exhibits and Reports on Form 8-K                                        15
------------------------------------------------------------------------
SIGNATURE                                                                                    16
INDEX TO EXHIBITS                                                                            17



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           September. 30, 2003            December 31, 2002
                                                                           -------------------            -----------------
ASSETS                                                                        (unaudited)
------
Current assets:
   Cash                                                                        $   2,370                      $    2,516
   Marketable securities                                                             552                             473
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     9/30/03 and 12/31/02                                                          9,082                           6,774
   Retainage receivable                                                            2,190                           2,746
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                               460                             569
   Prepaid expenses and other receivables                                            426                             446
                                                                                ---------                        --------
      Total current assets                                                        15,080                          13,524

Property and equipment, net of accumulated
   depreciation of $ 1,814 and $ 1,805 at 9/30/03
   and 12/31/02,  respectively                                                       170                             232
Accounts receivable                                                                1,937                           1,937
Deferred income taxes and other                                                    1,470                           1,478
                                                                                ---------                       ---------
   TOTAL ASSETS                                                                  $18,657                         $17,171
                                                                                =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable                                                                $       -                     $       387
   Accounts payable                                                                6,782                           7,075
   Retainage payable                                                               1,171                           1,317
   Accrued payroll and related benefits                                              363                             247
   Accrued expenses                                                                  209                             171
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                              2,967                             832
                                                                                ---------                       ---------
        Total current liabilities                                                 11,492                          10,029
                                                                                ---------                       ---------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                                 -                               -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 9/30/03 and 12/31/02                                          54                              54
   Additional paid-in capital                                                      9,729                           9,729
   Accumulated deficit                                                            (2,630)                         (2,593)
   Accumulated other comprehensive income (loss):
      Net unrealized holding income (loss) on available
        for sale securities                                                           12                             (48)
                                                                                ---------                       ---------
       Total stockholders' equity                                                  7,165                           7,142
                                                                                ---------                       ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  18,657                       $  17,171
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

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                     Three Months          Three Months          Nine Months         Nine Months
                                                       Ended                  Ended                Ended               Ended
                                                    Sept. 30, 2003        Sept. 30, 2002        Sept. 30, 2003      Sept. 30, 2002
                                                 -------------------   -------------------   -------------------   -----------------
Revenues                                              $11,000               $ 10,600              $29,270              $ 38,494
Cost of revenues                                        9,991                  9,348               27,242                34,373
                                                   -----------            -----------          -----------           -----------

 Gross profit                                           1,009                  1,252                2,028                 4,121

Selling, general and administrative
     Expenses                                             830                    980                2,012                 3,453
                                                   -----------            -----------          -----------           -----------

  Operating income                                        179                    272                   16                   668
                                                   -----------            -----------          -----------           -----------

Other expense:
Interest expense, net                                      (5)                    (1)                 (29)                   (2)
Gain (loss) on sale of marketable securities                3                    (23)                 (36)                  (70)
                                                   -----------            -----------          -----------           -----------
 Total other expense, net                                  (2)                   (24)                 (65)                  (72)
                                                   -----------            -----------          -----------           -----------

Income (loss) before provision (benefit) for
   income taxes                                           177                    248                  (49)                  596

Provision (benefit) for income taxes                       11                    128                  (12)                  315

Income (loss) before cumulative effect of
   change in accounting principle                         166                    120                  (37)                  281

Cumulative effect of change in accounting for
   goodwill, net of income tax benefit of
   $1,659                                                   -                      -                    -                (1,855)
                                                   -----------            -----------          -----------           -----------

Net income (loss)                                       $ 166                  $ 120               $  (37)             $ (1,574)
                                                   ===========            ===========          ===========           ===========

Income (loss) per common share basic and
   diluted before effect of change in
   accounting principle                                 $ .03                  $ .02               $ (.01)             $    .05
Cumulative effect of change in accounting
   principle                                                -                      -                    -                  (.34)
                                                   -----------            -----------          -----------           -----------

Basic and diluted income (loss) per  common
   share                                               $  .03                  $ .02              $  (.01)             $   (.29)
                                                   ===========            ===========          ===========           ===========

Weighted average common shares outstanding:
  Basic                                             5,470,311              5,470,311            5,470,311            5,470,311

  Diluted                                           5,470,311              5,470,311            5,470,311            5,470,311



          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)


                                                         Three Months    Three Months         Nine Months         Nine Months
                                                            Ended            Ended               Ended               Ended
                                                        Sept. 30, 2003    Sept. 30, 2002     Sept. 30, 2003      Sept. 30, 2002
                                                        --------------    --------------     --------------      --------------

       Net income (loss)                                    $  166             $ 120               $ (37)            $ (1,574)
                                                         ----------        ----------          ----------           ----------

       Other comprehensive income (loss) before tax:
       Net unrealized holding gains (losses)
       arising during the period                                 6               (75)                146                  (57)
       Less: reclassification adjustment for losses
       included in net income (loss)                             3               (23)                (36)                 (70)
                                                         ----------        ----------          ----------           ----------

       Other comprehensive income (loss)
           before tax                                            9               (98)                110                 (127)
       Income tax related to items of
          other comprehensive income (loss)                     (4)               60                 (50)                  60
                                                         ----------        ----------          ----------           ----------


       Other comprehensive income (loss),
           net of tax                                            5               (38)                 60                  (67)
                                                         ----------        ----------          ----------           ----------


       Total comprehensive income (loss)                    $  171             $  82               $  23             $ (1,641)
                                                         ==========        ==========          ==========           ==========



           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                     Nine Months                       Nine Months
                                                                 Ended Sept. 30, 2003              Ended Sept. 30,2002
                                                                 --------------------              -------------------
Cash flows from operating activities:
   Net loss                                                              $   (37)                      $ (1,574)
Adjustments to reconcile net loss to cash provided by
operating activities:
     Depreciation and amortization                                            69                             95
     Write off of goodwill, net                                                -                          1,855
     Deferred income taxes                                                   (50)                           279
    Realized loss on sale of marketable
         securities                                                           36                             70
Changes in operating assets and liabilities:
     Accounts receivable                                                  (2,308)                         5,947
     Retainage                                                               556                           (285)
receivable
    Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                          109                           (659)
     Prepaid expenses and other receivables                                   20                            (65)
     Other                                                                     8                              -
    Accounts payable                                                        (293)                        (3,368)
    Retainage payable                                                       (146)                          (167)
    Accrued payroll and related benefits                                     116                           (398)
    Accrued expenses                                                          38                             81
    Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                                         2,135                            (35)
                                                                        ---------                      ---------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                      253                          1,776
                                                                        ---------                      ---------

Cash flows from investing activities:
   Purchase of property and equipment                                         (7)                           (59)
   Proceeds received on sale of marketable
   securities                                                                365                            295
   Purchase of marketable securities                                        (370)                          (299)
                                                                        ---------                      ---------

NET CASH USED IN INVESTING ACTIVITIES                                        (12)                           (63)
                                                                        ---------                      ---------

Cash flows from financing activities:
    Decrease in loan payable                                                (387)                          (190)
    Long-term liabilities                                                      -                             (9)
                                                                        ---------                      ---------
NET CASH USED IN FINANCING ACTIVITIES                                       (387)                          (199)
                                                                        ---------                      ---------

NET INCREASE (DECREASE) IN CASH

(146) 1,514
Cash, beginning of period                                                  2,516                            715
                                                                        ---------                      ---------
Cash, end of period                                                      $ 2,370                        $ 2,229
                                                                        =========                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                                             $   33                         $   22
     Income taxes                                                         $   38                         $   27



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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2003 and December 31, 2002, and the results of operations and comprehensive income (loss) for three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Certain amounts in the 2002 unaudited consolidated financial statements have been reclassified for comparative purposes to conform with the 2003 presentation. These reclassifications did not affect net income or working capital as previously reported.


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

3.         Contingencies
           -------------

Except as listed below, the Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations. The following are the material lawsuits in which the Company is a party:

     a. Co-op City. In February 1999, the Company sued the general contractor and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 24 days and adjourned by the Court to January 2004 for further trial proceedings. The financial statements at September 30, 2003 and December 31, 2002, include accounts receivable of approximately $1,937,000 related to this project, consisting of accounts receivable of approximately $437,000 and unpaid final retainage billings of approximately $1,500,000.

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

ACCOUNTANTS' REVIEW REPORT
--------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have reviewed the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary as of September 30, 2003, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine month periods ended September 30, 2003 and the statement of cash flows for the nine month period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of KSW, Inc. and Subsidiary as of December 31, 2002 were audited by other auditors, whose report dated February 19, 2003, expressed an unqualified opinion on those statements. The three month and nine month periods ended September 30, 2002 consolidated financial statements of KSW, Inc. and Subsidiary were reviewed by other accountants, whose report was dated November 6, 2002.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
October 30, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

Revenues

Total revenues for the quarter ended September 30, 2003 increased by $400,000 or 3.8% to $11,000,000 as compared to $10,600,000 for the quarter ended September 30, 2002. During the nine months ended September 30, 2003, revenues decreased $9,224,000 or 24.0% to $29,270,000 compared to $38,494,000 for the nine months ended September 30, 2002. The revenue declines for the nine month periods ended September 30, 2003 and 2002 were primarily a result of market conditions which were impacted by a slower economy and the attacks on September 11, 2001, causing fewer contracts to be bid. The majority of the Company's new projects in 2003, which were originally projected to be underway during the early part of January 2003, did not commence until the latter half of the first quarter of 2003, which also contributed to the decrease in revenue for the nine month period ended September 30, 2003. During the quarter ended September 30, 2003, the revenue earned was a result of the progression of those new projects. During the period ended September 30, 2002, the Company obtained most of its revenues from new projects which started during the latter part of 2001 and continued through 2002 for such projects. As of September 30, 2003, the Company had backlog of approximately $21,700,000 as compared to approximately $25,000,000 as of September 30, 2002. The Company is actively seeking new contracts to add to its backlog.

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2003 increased by $643,000 or 6.9%, to $9,991,000 as compared to $9,348,000 for the quarter ended September 30, 2002. Cost of revenues for the nine months ended September 30, 2003 decreased $7,131,000 or 20.7% to $27,242,000 as compared to $34,373,000 for the nine months ended September 30, 2002 as a result of the decrease in revenues noted above.

Gross Profit

For the quarter ended September 30, 2003, there was a gross profit of $1,009,000 or 9.2% as compared to a gross profit of $1,252,000 or 11.8% for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, there was a gross profit of $2,028,000 or 6.9% as compared to a gross profit of $4,121,000 or 10.7% for the nine months ended September 30, 2002. These declines during the three and nine month periods ended September 30, 2003, were primarily a result of reduced revenues caused by the delayed start of new projects. During the three and nine month periods ended September 30, 2002, the majority of the gross profit was earned by mechanical trade contracts on which work commenced in the latter part of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the third quarter ended September 30, 2003, decreased by $150,000 or 15.3%, to $830,000 as compared to $980,000 for the quarter ended September 30, 2002. SG & A expenses for the nine month period ended September 30, 2003 decreased $1,441,000 or 41.7% to $2,012,000 as compared to $3,453,000 for the nine months ended September 30, 2002. During the three and nine months ended September 30, 2003 and 2002, legal costs decreased by approximately $52,000 and $1,012,000, respectively. During the nine months ended September 30, 2003, legal costs were related to the Stroock & Stroock & Lavan, LLP ("Stroock") lawsuit as well as the Co-Op City litigation. During the nine months ended September 30, 2003, the Company reached a settlement related to its legal action against Stroock, whereby Stroock paid the Company approximately $850,000 and dismissed its counterclaim for payment of additional legal fees. This settlement reduced SG&A expenses during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, legal costs were incurred in connection with the Helionetics Creditors Committee lawsuit and the Co-Op City lawsuit. In addition, medical costs decreased approximately $90,000 for the nine month period ended September 30, 2003, in comparison to the same period in 2002. The majority of the remaining decrease in SG&A during the three and nine month periods ended September 30, 2003 and 2002 was due to trade management contracts. On these projects, certain administration costs are job costed instead of being carried in selling, general and administrative costs.

Other Expense

Other expense for the quarter ended September 30, 2003, decreased by $22,000 to $2,000 as compared to $24,000 for the quarter ended September 30, 2002, largely due to realized losses on the sale of marketable securities included in the Company's managed stock funds and interest related to the Company's utilization of its line of credit facility during the period. Other expense for the nine months ended September 30, 2003, decreased $7,000 to $65,000 as compared to $72,000 for the nine months ended September 30, 2002 for the same reasons.

Provision for  Income Taxes

The income tax provision for the quarter ended September 30, 2003 was $11,000 as compared to a tax provision of $128,000 for the quarter ended September 30, 2002. The income tax benefit for the nine months ended September 30, 2003 was $12,000 as compared to a tax provision of $315,000 for the nine months ended September 30, 2002. The tax benefit for 2003 differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance against the tax benefit applicable to the current period loss, as well as the reversal of deferred taxes associated with the net unrealized holding gains (losses) on available for sale marketable securities. In addition, the tax rates in both periods were affected by certain state and local taxes which are based on net worth.

Change in Accounting for Goodwill

The Financial Accounting Standards Board issued SFAS 142 entitled "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill is no longer amortized and is tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by its market capitalization was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,855,000 net of taxes), was written off during the first quarter of 2002.

Net  Income (Loss)

As a result of all the items mentioned above, the Company had net income of $166,000 for the quarter ended September 30, 2003 as compared to net income of $120,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the net loss was $37,000 as compared to a net loss of $1,574,000 for the period ended September 30, 2002.

Liquidity and Capital Resources

The Company's principal capital requirements have been to fund working capital needs. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations and expansion.

Cash provided by operating activities

Net cash provided by operations was $253,000 and $1,776,000 for the nine months ended September 30, 2003 and 2002, respectively. The cash provided by operations for the nine months ended September 30, 2003 is primarily a result of the progression of newer projects started in the early portion of 2003. The cash provided by operations for the nine months ended September 30, 2002, is a result of operating income during the period and improved collections of receivables.

Cash used in investing activities

Net cash used in investing activities was $12,000 during the nine months ended September 30, 2003 as compared to $63,000 during the nine months ended September 30, 2002. A portion of the change in both periods was a result of the purchase of property and equipment totaling $7,000 and $59,000 during the periods ended September 30, 2003 and 2002, respectively. In addition, the Company purchased marketable securities of $370,000 and $299,000 during the periods ending September 30, 2003 and 2002, respectively, and received proceeds of $365,000 and $295,000 during the periods ended September 30, 2003 and 2002, respectively.



Cash used in financing activities

Net cash used in financing activities was $387,000 and $199,000 for the nine months ended September 30, 2003 and 2002 respectively. The change in both periods was a result of the Company's repayment of its line of credit advances.

The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on December 31, 2003. The line of credit calls for borrowing at 3% over the 30-Day Dealer Commercial Paper Rate (1.02 % at September 30, 2003). At September 30, 2003 the Company had no borrowings against the facility. The Company is negotiating a renewal of this line of credit.

The Company's backlog at September 30, 2003 was approximately $21,700,000 compared to $25,000,000 at September 30, 2002. The Company is actively seeking new contracts.

The Company's current bonding limits are sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At September 30, 2003, approximately $10,000,000 of the Company's approximately $21,700,000 of backlog was bonded.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of September 30, 2003, the Company has invested $552,000 in managed stock funds selected by Merrill Lynch.

The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at September 30, 2003 was 1.02 %. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.02% at September 30, 2003). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There was no outstanding debt under this facility at September 30, 2003. The Company is negotiating a renewal of this line of credit.



ITEM 4.    CONTROLS AND PROCEDURES
           -----------------------

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

See Note 3 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

           Exhibit 11 - Statement regarding computation of income (loss) per share

           Exhibit 15 - Accountants' Acknowledgment

           Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

           Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

           Exhibit 32.1 - Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

           Exhibit 32.2 - Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

   (b)     Reports on Form 8-K:

           Current report on Form 8-K, dated September 17, 2003, reporting, under Item 4, the dismissal of Rosen Seymour Shapss Martin & Company LLP as the Company's auditors, and the engagement of Marden Harrison & Kreuter, CPA's P.C. as the Company's principal public accountant and auditor.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KSW, INC.



Date:  November 12, 2003
                                    /s/ Richard W. Lucas
                                    --------------------------------------------
                                    Richard W. Lucas
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


    Exhibit                                                                             Sequentially
     Number                      Description                                             Numbered
     ------                      -----------                                               Page
                                                                                       --------------
       11           Statement regarding computation of income (loss) per share             18

       15           Accountants' Acknowledgment                                            19

      31.1          Certification by the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.                         20

      31.2          Certification by the Chief Financial Officer pursuant to
                    Section 302 of the Sabarnes-Oxley Act of 2002.                         21

      32.1          Certification by the Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted by Section 906 of the
                    Sarbanes-Oxley Act of 2002 (furnished herewith).                       22


      32.2          Certification by the Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted by Section 906 of the
                    Sarbanes-Oxley Act of 2002 (furnished herewith).                       23

