Form 10-Q/A
period 2003-09-30
KSW INC
filed 2003-11-21
CIK 1004125

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of KSW, Inc. for the quarterly period ended September 30, 2003, that was originally filed on November 13, 2003, is being filed solely to correct a typographical error to Exhibit 11.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

           Exhibit 11 - Statement regarding computation of income (loss) per share

           Exhibit 15 - Accountants' Acknowledgement (filed as Exhibit 15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference).

           Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit
           31.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference).

           Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit
           31.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference).

           Exhibit 31.3 - Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.4 - Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.1 - Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

           Exhibit 32.2 - Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

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

                                   KSW, INC.



Date:  November 20, 2003
                                   /s/ Richard W. Lucas
                                   ---------------------------------------------
                                   Richard W. Lucas
                                   Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

          Exhibit
           Number                         Description
           ------                         -----------

             11     Statement regarding computation of income (loss) per share

             15 Accountants' Acknowledgement (filed as Exhibit 15 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference).

            31.1    Certification by the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed as
                    Exhibit 31.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference).

            31.2    Certification by the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed as
                    Exhibit 31.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference).

            31.3    Certification by the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            31.4    Certification by the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

            32.2 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).