Form 10-K
period 2003-12-31
KSW INC
filed 2004-03-30
CIK 1004125

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-27290

                                -----------------

                                    KSW, INC.
                                    ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2003 was $ 2,900,537 (based on a price of $.75 per share).

As of March 25, 2004, there were 5,470,311 shares of Common Stock, $.01 par value per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS................................................................................................2

EXPLANATORY NOTE..........................................................................................................2

PART I....................................................................................................................3

           ITEM 1.            BUSINESS....................................................................................3

           ITEM 2.            PROPERTIES..................................................................................7

           ITEM 3.            LEGAL PROCEEDINGS...........................................................................7

           ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................8

PART II...................................................................................................................9

           ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................9

           ITEM 6.            SELECTED FINANCIAL DATA.....................................................................9

           ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......11

           ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................22

           ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................22

           ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......23

           ITEM 9A.           CONTROLS AND PROCEDURES....................................................................23

PART III.................................................................................................................23

           ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................23

           ITEM 11.           EXECUTIVE COMPENSATION.....................................................................24

           ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                               MATTERS...................................................................................24

           ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................24

           ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.....................................................24

PART IV..................................................................................................................25

           ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................25

SIGNATURES...............................................................................................................28


                           FORWARD LOOKING STATEMENTS

Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Many of the risks, uncertainties, and other important factors that could cause actual results to differ materially from expectations of the Company are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.



                                EXPLANATORY NOTE

This Annual Report on Form 10-K of KSW, Inc. a Delaware corporation (the "Company" or "KSW") for the fiscal year ended December 31, 2003, should be read in conjunction with Form 10-K/A for the fiscal year ended December 31, 2002.

At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were materially overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts as disclosed by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date, this overstatement did not change previously reported gross profit, operating income, net income (loss) or earning (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002 and nine months ended September 30, 2003, including for their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors. This Form 10-K for 2003 and the Form 10-K/A for 2002 restates the amounts to correct the accounting error.

                                     PART I

ITEM 1.    BUSINESS

           GENERAL. KSW, Inc., a Delaware corporation (the "Company" or "KSW"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $500,000. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company conducts operations through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical"). The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "KSWW.OB."

           Some of the Company's ongoing projects include the following: New Apartment Buildings at 1930 Broadway and 10 Liberty Street, the conversion from offices to rental apartments at 63 Wall Street, and the New Federal Court House and U.S. Post Office/Courthouse, both in Brooklyn, NY.

           The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company may use additional funds, if available, to expand its business into new geographic areas in the Northeastern United States or to acquire businesses which would be complementary to its current lines of business. The Company may also pursue acquisitions outside its current lines of business for greater diversification. The Company has engaged consultants to determine the best methods to maximize shareholder value, including whether the sale of the Company would be advantageous.

           The Company's primary business is providing heating, ventilation and air conditioning ("HVAC") systems and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. These contracts sometimes are awarded by competitive bids, as many of the owners are public entities. Other contracts are obtained through negotiation with private parties.

           The Company provides value engineering assistance, whereby the Company uses its experienced staff to streamline HVAC systems and process piping systems by recommending changes which reduce costs but still yield the same results as the original plans. The Company believes that this service can provide more bidding opportunities in the future.

           The Company's management pioneered the concept of managing the mechanical trade portion of construction projects. On larger complex projects (generally those having a mechanical portion valued over $10 million), such as the Children's Hospital Project at New York Presbyterian and the Long Island Jewish Hospital Energy Center, it is often beneficial for a general contractor or construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, general contractors or construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company's subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. This coordination provides a significant benefit in keeping a project on schedule and within budget.

           As a mechanical trade manager, the Company may subcontract parts of a large project to different subcontractors, thereby increasing competition on projects and lowering bids by allowing smaller contractors to compete for the subcontract work. Customers benefit by having a single source responsible for the cost, coordination and progress of the mechanical portion of the projects.

           The Company provides a guaranteed maximum price ("GMP") to the owners for its scope of responsibility. The Company controls the GMP by obtaining accurate price quotes from potential suppliers and subcontractors, requiring payment or performance bonds from major subcontractors and adding a contingency allowance to these price quotes before the Company submits its GMP. The Company also works to control costs because it is a mechanical contractor and can perform the guaranteed work on its own should bid prices exceed its estimate. These costs are subject to certain risk factors discussed below.

           Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business. While trade management projects provide a net profit margin similar to that for contracting projects, there is generally less risk associated with trade management projects because there is a contingency fund which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses. The Company is at risk for any costs in excess of the GMP. There is no assurance that potential cost overruns will not exceed this contingency.

           OPERATIONS. The Company obtains projects primarily through negotiations with private owners, construction managers and general contractors, and by competitive bidding and negotiations in response to advertisements by federal, state and local government agencies. The Company submits bids after detailed reviews of project specifications, an internal review of the Company's capabilities, equipment, personnel availability and an assessment of whether the project is likely to meet the targeted profit margins. After computing the estimated costs of the project, the Company adds its desired profit margin before submitting a bid.

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

           BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $20,900,000 as of December 31, 2003, compared to approximately $26,200,000 (restated) at December 31, 2002 and approximately $51,000,000 (restated) at December 31, 2001. See the discussion of the restatements in "Item 6 -Selected Financial Data" and "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations." Backlog has decreased primarily as a result of the Company concentrating its efforts on obtaining projects with shorter duration and less risk. The Company is actively seeking new contracts to add to its backlog. Management believes that its value engineering services will lead to a greater number of contracts to bid, since the Company is able to be part of the initial planning of a project. The Company is currently providing preconstruction trade management services on a large ambulatory care facility. A formal trade management contract has not yet been executed, and accordingly is not included in the Company's backlog.

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

           REGULATION. The construction industry is subject to various governmental regulations from local, state and federal authorities. The Company is governed by state and federal requirements regarding the handling and disposal of lead paint, but the impact cannot be predicted at this time since it varies from project to project. The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes, compliance with which are a normal part of its operations. The Company does not perform asbestos abatement, but has occasionally subcontracted that part of a contract to duly licensed asbestos abatement companies with the Company being named as an additional insured on the asbestos abatement company's liability insurance policy. The Company has not incurred any liability for violations of environmental laws. The Company must also comply with federal rules and regulations promulgated by the Occupational Safety and Health Administration.

           EMPLOYEES. At December 31, 2003, the Company had approximately 45 permanent, full-time employees. The Company also employs field employees, who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

           The Company satisfies benefits payable to union employees through payments of funds to a trust established by the union. The Company's obligation is to pay a percentage of the wages of union workers to the trust fund. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full-time permanent employees with medical insurance benefits and a discretionary matching 401(k) plan. Through 2003, the Company has matched 25% of the employees' 401(k) contributions.

           DEPENDENCE UPON CUSTOMERS. The Company seeks contracts with shorter duration which have less risk. At any given time, a material portion of the Company's contracting business may be for one large contract for one customer. The Company's customer base can vary each year based on the nature and scope of the projects undertaken in that year.

           For the year ended December 31, 2003, work under contracts with three customers: Bovis Lend Lease, Inc., Glenwood Management Corporation and Newmark Construction Services, LLC and related entities, constituted 43%, 27% and 13% of the Company's total revenues, respectfully.

           For the year ended December 31, 2002 (as restated), work under contracts with three customers: Bovis Lend Lease, Inc., J.A. Jones Construction Group, LLC. and Jeffrey M. Brown Associates, Inc., constituted 41%, 15% and 11% of the Company's total revenues, respectively.

           For the year ended December 31, 2001, work under contracts with three customers: Tishman Construction Co., J.A. Jones Construction Group, LLC. and Bovis Lend Lease, Inc., constituted 23%, 16% and 14% of the Company's total revenues, respectively.

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

           As is customary in the industry, on most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount less than 1% of the amount of the contract to be performed. Since inception, the Company has never been denied any request for Payment or Performance Bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2003, approximately $13,600,000 of the Company's $20,900,000 backlog require bonds. See the discussion of the surety in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

           OTHER MATTERS. The Company does not own any patents, patent rights or similar intellectual property. The Company's business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2003, 2002 and 2001, and anticipates no research and development expenses in 2004.

ITEM 2.    PROPERTIES

           Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases an office and warehouse space in Long Island City consisting of 18,433 square feet. The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases on real estate taxes over the base year taxes, maintenance, insurance and utilities. The Company has exercised the first five year option under the Modification of Lease Agreement, which extended the lease term through June 2004. The Company has exercised a one year option for the period June 2004 through June 2005. There is also a four year option which can be exercised during 2005.

           The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices, 10,000 square feet of shop space and an adjacent 5,000 square foot storage yard. This property is jointly owned by the Company's Chief Executive Officer, and a charitable foundation he controls. This lease is also a triple net lease. The Company pays rent of $103,000 per year, plus taxes (currently approximately $24,000 per year), maintenance, insurance and utilities. The lease expired on December 31, 2002 and is currently on a month to month basis.

           In general, our properties are well maintained, adequate and suitable for their purposes.

ITEM 3.    LEGAL PROCEEDINGS

The following is a material pending proceeding in which the Company is a party:

      Co-op City. In February 1999, the Company sued the general contractor and the general contractor's bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the amount of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the amount of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 28 days and adjourned by the Court to May 2004 for further trial proceedings. The financial statements at December 31, 2003 and 2002, include accounts receivable of approximately $1,937,000 related to this project.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of stockholders during the fourth quarter of 2003.





                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2003 were as follows:


NAME                       AGE         TITLE
----                       ---         -----

Floyd Warkol               56          Chief Executive Officer, President,
                                       Secretary and Chairman of the Board of
                                       Directors

Richard W. Lucas           37          Chief Financial Officer

James F. Oliviero          57          General Counsel


           Mr. Floyd Warkol has been principally employed as Chairman of the Board since December 15, 1995 and as President, Secretary and Chief Executive Officer of the Company and as Chairman and Chief Executive Officer of KSW Mechanical, since January 1994.

           Mr. Richard W. Lucas has been principally employed as the Chief Financial Officer of the Company and KSW Mechanical, since August 2002. Prior thereto, he was employed from May 1994 through July 2002 by Marden Harrison & Kreuter CPAs P.C., the Company's independent certified public accountants.

           Mr. James F. Oliviero has been principally employed as General Counsel of the Company and KSW Mechanical, since February 1998. From January 1994 until February 1998, he was employed as Director of Contract Administration of KSW Mechanical.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "KSWW.OB."



           At March 25, 2004, the Company had 5,470,311 shares of KSW Common Stock issued and outstanding held by approximately 5,000 shareholders of record, based on shareholder lists provided by the Company's stock transfer agent and Depository Trust Company.



           Currently, the Company intends to retain earnings, if any, for future growth, and does not anticipate paying dividends on its Common Stock in the near future. The Company did not pay dividends during 2003 or 2002.

           The following information on high and low bid information is provided for 2003 and 2002 based on intraday quotation information:

                                                              2003                                         2002
                                                              ----                                         ----
                    Quarter                        High                   Low                   High                   Low
                    -------                        ----                   ---                   ----                   ---
First.....................................     $      1.05           $        .70           $      1.04           $        .70
Second....................................     $      1.00           $        .70           $      1.05           $        .70
Third.....................................     $       .85           $        .70           $      1.05           $        .80
Fourth....................................     $       .83           $        .62           $       .90           $        .90


These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.


ITEM 6.    SELECTED FINANCIAL DATA

           The following information for the years ended December 31, 2003, 2001, 2000, and 1999 is derived from, and is qualified by reference to, the financial statements for those years audited by Marden, Harrison & Kreuter CPAs, P.C. The summary of certain financial information relating to the Company for the year ended December 31, 2002 (as restated), is derived from, and is qualified by reference to, the financial statements for the year audited by Rosen Seymour Shapss Martin & Company, LLP. Previous year amounts have been reclassified to conform to the presentation. Each of the previously mentioned financial statements is included herein or in prior years annual reports on Form 10-K and Form 10-K/A, and should be read in conjunction with such financial information.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

INCOME STATEMENT:                            2003               2002               2001                2000                1999
                                                             (Restated)
Revenues...............................     $35,002            $46,448 (a)        $51,012            $52,247             $44,720
Costs of revenues......................      31,148             40,808 (a)         49,153             48,249              38,029
Gross profit...........................       3,854              5,640              1,859 (b)          3,998 (b)           6,691
Selling, general and administrative
   expenses............................       3,010              4,196              4,499              4,706               4,280
Operating income (loss)................         844              1,444             (2,640)              (708)              2,411
Other income (expense).................         (59)              (107)               (55)               279                  99
Income (loss) before income taxes......         785              1,337             (2,695)              (429)              2,510
Provision (benefit) for income
   taxes...............................         (30)             1,714 (c)         (1,218)              (163)              1,143
Income (loss) before cumulative effect
  of change in accounting principle....         815               (377)            (1,477)              (266)              1,367
Cumulative effect of change in
   accounting principle net............           -             (1,888)(d)              -                  -                   -
Net income (loss)......................         815             (2,265)            (1,477)              (266)              1,367
Net income (loss) per share - Basic....         .15               (.41)              (.27)              (.05)                .25
    Diluted............................         .15               (.41)              (.27)              (.05)                .25
Number of shares used in computation :
    Basic..............................   5,470,311          5,470,311           5,470,311         5,468,991           5,468,644
    Diluted............................   5,470,311          5,470,311           5,470,311         5,641,050           5,468,644

BALANCE SHEET DATA:
Total assets...........................      16,834             17,171             27,620            28,263               26,147
Working capital........................       4,496              3,495              5,213             6,996                7,023
Current liabilities....................       8,785             10,029             18,149            17,255               14,912
Long-term liabilities..................           -                  -                 19                51                   40
Stockholders' equity...................       8,049              7,142              9,452            10,957               11,195
OTHER DATA:
Current ratio..........................      1.51:1             1.35:1             1.29:1            1.41:1               1.47:1


(a) The Company's management identified and determined that reported revenues and costs of revenues during the year ended December 31, 2002 were materially overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company has restated these previously reported amounts and, with the oversight of its Audit Committee, has corrected its financial reporting system. Gross profit for the year did not change due to the offsetting effects of the misstatements.

(b) For the years ended December 31, 2001 and 2000, the Company experienced a gross profit erosion primarily due to lower than anticipated productivity and higher labor costs on several projects which commenced during the later half of 2000 and completed during 2001. As a result of these contract losses, the Company has changed its estimating and bidding practices, as discussed in the Management Discussions and Analysis section.

(c) During the year ended December 31, 2002, the Company recorded a valuation allowance totaling $1,045 against its deferred tax assets, at the recommendation of the Company's outside auditors engaged in the preparation of the 2002 audit.

(d) For the year ended December 31, 2002, the Company recorded a cumulative effect of a change in accounting principle for the write-off of goodwill as a result of the adoption of SFAS 142, which accounted for $1,888 of the net loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis explains the general financial condition and the results of operations for the Company, for the years ended December 31, 2003, 2002 and 2001, including:

           o factors which affect our business,
           o our earnings and costs in the periods presented,
           o changes in earnings and costs between periods,
           o sources of earnings, and
           o impacts of these factors on our overall financial condition.


           As you read this discussion and analysis, refer to the Consolidated Statements of Operations for the years ended 2003, 2002 (restated), and 2001, included in the Company's consolidated financial statements.

           Amounts included in the quarterly information for the first three quarters of 2003 and all four quarters of 2002 have been restated. The Company's management identified a material overstatement of revenues and costs of revenues during the related periods attributed to the failure to eliminate certain intra-company accounts. This restatement did not change previously reported gross profit, operating income (loss), net income (loss) or earnings (loss) per share for the year ended 2002 and the nine months ended September 30, 2003, including their respective quarters. Management, with the oversight of its Audit Committee, has analyzed and corrected the Company's internal financial reporting system.

           Total revenues for 2003 were $ 35,002,000 as compared to $46,448,000 (restated) for 2002 and $51,012,000 for 2001.

OVERVIEW

           The Company, through its wholly-owned subsidiary, furnishes and installs HVAC systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $500,000. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.

           The Company obtains projects through both competitive bidding and negotiated bidding processes submitted to project owners or construction managers, with many of whom the Company has had long standing commercial relationships.

           The Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans. This assistance reduces costs and yields the same results as the original designs.

           The Company's profitability is dependent on its ability to continue to maintain its commercial relationships and provide quality services necessary to obtain projects. The Company must also manage material costs, purchase equipment at or below original estimated amounts and control labor costs throughout the duration of each project.

           During the year ended December 31, 2003, the Company's positive results were related to improved home-office cost management, concentration on smaller projects which allowed for better control, and a continued focus on trade management projects which have inherently lower risks.

           Management, therefore, believes that the future success of the Company lies in its ability to obtain new projects, maintain proper cost controls related to this work, pursue new trade management contracts and continue controlling home-office expenditures. The Company is dependant on outside factors such as the general health of the New York City metropolitan area economy and continued low interest rates, both of which relate to the strength of the building industry and the type of projects the Company has the ability to obtain. Increasing governmental deficits could also affect the amount of new governmental financed projects which the Company would pursue. The Company must also continue to obtain surety bonds, which are required on many of its projects. The Company's management has had experience in expanding into new geographic areas; however, to date the Company has conducted its operations primarily in the New York City metropolitan area.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

           The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

           The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in
Note 2 to the Company's consolidated financial statements.

           Accounting for revenue recognition for construction contracts
           -------------------------------------------------------------

           The Company recognizes revenue for long-term construction contacts not yet completed using the "percentage of completion" method, measured by the percentage of total costs incurred to date to estimated total costs at the completion of each contract. When the Company bids projects, a comprehensive budget is prepared dividing the project into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As projects progress, the Company's project managers plan, schedule and oversee operations and review project costs compared to the estimates. Management reviews on a bi-weekly basis the progression of the contract with the project manager. An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts. The results of these procedures determine the estimated total costs at completion, based on facts and circumstances known at the time. Any revision in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes. The Company has the ability to receive a change order for project scope changes. For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims.

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

           The Company performed an impairment test on its goodwill during the first quarter of 2002. Since the goodwill recorded was attributed to the entire Company (a single reporting unit), and the fair value of the Company as reflected in the market value of its stock was significantly below its net worth including goodwill, the balance of goodwill was written off during the first quarter of 2002.

           Accounting for income taxes
           ---------------------------

           Judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002, the Company recorded a valuation allowance against its net deferred tax assets totaling $1,045,000. In the event that actual results differ from these estimates, the Company may be required to record an additional adjustment to the valuation allowance on its deferred tax assets, which could have a material effect on the Company's financial condition and results of operations. These adjustments would be a result of the Company's inability to generate enough profits to realize these assets. For the year ended December 31, 2003, the Company had net income, which utilized a portion of the deferred tax asset and reduced the deferred tax valuation allowance by $406,000, respectively.

RESULTS OF OPERATIONS

           The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated:

                                                       2003                           2002                            2001
                                                       ----                           ----                            ----
                                                                                   (RESTATED)
                                             AMOUNT        PERCENT          AMOUNT        PERCENT          AMOUNT         PERCENT
                                             ------        -------          ------        -------          ------         -------
                                                                           (DOLLARS IN THOUSANDS)
REVENUES...............................   $   35,002          100.0       $   46,448         100.0       $   51,012          100.0
COSTS OF REVENUES......................       31,148           89.0           40,808          87.9           49,153           96.4
                                          ----------      ---------       ----------     ---------       ----------      ---------
GROSS PROFIT...........................        3,854           11.0            5,640          12.1            1,859            3.6
EXPENSES
      SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES..........        3,010            8.6            4,196           9.0            4,499            8.8
                                          ----------      ---------       ----------     ---------       ----------      ---------

OPERATING INCOME (LOSS)................          844            2.4            1,444           3.1           (2,640)          (5.2)
OTHER EXPENSES.........................          (59)           (.2)            (107)          (.2)             (55)           (.1)
                                          ----------      ---------       ----------     ---------       ----------      ---------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES.......................          785            2.2            1,337           2.9           (2,695)          (5.3)

PROVISION (BENEFIT) FOR INCOME TAXES...          (30)           (.1)           1,714           3.7           (1,218)          (2.4)
                                          ----------      ---------       ----------     ---------       ----------      ---------

INCOME (LOSS) BEFORE CUMULATIVE CHANGE
IN ACCOUNTING PRINCIPLE................          815            2.3             (377)          (.8)          (1,477)          (2.9)
CUMULATIVE CHANGE IN ACCOUNTING FOR
GOODWILL, NET OF TAX BENEFIT...........            -              -           (1,888)         (4.1)               -              -
                                          ----------      ---------       ----------     ---------       ----------      ---------
NET INCOME (LOSS)......................   $      815            2.3       $  ( 2,265)         (4.9)      $   (1,477)          (2.9)
                                          ==========      =========       ==========     =========       ==========      =========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002 (RESTATED)

Revenues
--------

       Revenues decreased $11,446,000 or (24.6)% to $35,002,000 for the year ended December 31, 2003, as compared to $46,448,000 (restated) for the year 2002. The majority of the Company's new projects in 2003, which were originally projected to be underway during the early part of January 2003, did not commence until the latter half of the first quarter 2003, which contributed to the decrease in revenue. This revenue decline was a result of market conditions, as well as the Company focusing on smaller contracts with shorter durations, which the Company is able to monitor more closely. Revenue for the fourth quarter of 2003 was $10,212,000, a reduction of $24,000 as compared to the fourth quarter of 2002 totaling $10,236,000 (restated). Included in the fourth quarter of 2003 results, was approximately $714,000 of reimbursements of costs incurred due to delays on two government contracts. Costs associated with these claims were incurred in previous quarters. At December 31, 2003, the Company had backlog of $20,900,000. The Company is actively seeking new projects to add to its backlog.

Costs of revenues
-----------------

            Costs of revenues decreased by $9,660,000 or (23.7%) to $31,148,000 for the year ended December 31, 2003 compared to $40,808,000 (restated) for the year ended December 31, 2002. Costs of revenues for the fourth quarter 2003 was $8,386,000, a reduction of $331,000 as compared to the fourth quarter of 2002 totaling $8,717,000 (restated). Both of these changes can be attributed to the decline in revenue previously discussed.

Gross profit
------------

           For the year ended December 31, 2003, the Company had a gross profit of $3,854,000 or 11.0% as compared to $5,640,000 or 12.1% (restated) for the year 2002. In the fourth quarter of 2003, the gross profit was $1,826,000 or 17.9% as compared to $1,519,000 or 14.8% (restated) for the same period in 2002. During the fourth quarter 2002, the Company received $338,000 from the WTC Business Recovery Program of which $176,000 was allocated to costs of revenues in 2002. The decline in gross profit for year ended December 31, 2003 was primarily a result of the overall decline in revenues caused by the delayed start of projects.

Selling, general and administrative expenses
--------------------------------------------

           For the year ended December 31, 2003, selling, general and administrative expenses decreased $1,186,000 or (28.3)% to $3,010,000 from $4,196,000 for the year ended December 31, 2002. During the fourth quarter ended December 31, 2003 selling, general and administrative expenses were $998,000 as compared to $743,000 for the same period in 2002, an increase of $255,000. During the three months and year ended December 31, 2003, legal costs decreased by approximately $35,000 and $1,048,000, respectively, as compared to the same period in the prior year. During 2003, legal costs were approximately $570,000, which related to the Stroock & Stroock & Lavan, LLP ("Stroock") lawsuit as well as the Co-Op City litigation. During the year ended December 31, 2003, the Company reached a settlement related to its legal action against Stroock, whereby Stroock paid the Company approximately $850,000 and dismissed its counterclaim for payment of legal fees. This settlement reduced selling, general and administrative costs during the first quarter of 2003. During the year ended December 31, 2002, legal costs were incurred in connection with the Helionetics Creditors Committee lawsuit and the Co-Op City lawsuit. During the fourth quarter of 2003, the Company substantially completed all of its trade management contracts. On these projects, certain administration costs are job costed instead of being carried in selling, general and administrative costs. This resulted in selling, general and administrative cost decreasing for the year ended December 31, 2003 in comparison to the same period in 2002 and an increase in the fourth quarter of 2003 compared to the same period in 2002. In addition, during the fourth quarter of 2002, the Company received $338,000 from the WTC Business Recovery Grant Program of which $162,000 was allocated to selling, general and administrative costs.

Other expenses
--------------

            Other expenses decreased to $59,000 in 2003 as compared to $107,000 in 2002, largely due to a reduction in realized losses on the sale of marketable securities the Company holds invested in managed stock funds.

Provision (benefit) for income tax
----------------------------------

           The income tax benefit for the year ended December 31, 2003 was $30,000 or 3.8 % of the taxable income compared to income tax expense for the year ended December 31, 2002 of $1,714,000 or 128.2 % of the taxable income. The 2002 income tax expense contains a provision of $1,045,000 for a valuation allowance against the Company's deferred tax assets. Without this provision, the income tax expense as a percentage of taxable income would have been approximately 50%. During 2003, the Company utilized $406,000 of the deferred tax asset valuation allowance.

Cumulative effect of change in accounting principle
---------------------------------------------------

           The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets", which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by its market capitalization, was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,888,000 net of taxes) was written off during the first quarter of 2002.

Net income (loss)
-----------------

           As a result of all of the items mentioned above, the Company generated net income of $815,000 compared to a net loss of $2,265,000 in 2002.

           During the year ended December 31, 2003, the Company earned 43%, 27% and 13% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of its contract revenue in any given year.

YEAR ENDED DECEMBER 31, 2002 (RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues
--------

           Revenues decreased by $ 4,564,000 or (9.0)% to $ 46,448,000
(restated) for the year ended December 31, 2002, as compared to $ 51,012,000 for the year 2001. New projects started in the latter part of 2001 were completed during 2002, and a majority of new projects included in the Company's backlog at December 31, 2002 had not commenced. Revenue for the fourth quarter of 2002 was $10,236,000 (restated), a reduction of $3,922,000 as compared to the fourth quarter of 2001 totaling $14,158,000. This decline was a result of market conditions, which were impacted by a slower economy and the attack on September 11, 2001, reducing contracts available to bid. At December 31, 2002, the Company had backlog of approximately $26,200,000 (restated). Revenues during the first half of 2001 were substantially less than the second half due to the delayed start of several new projects, which did not generate substantial revenues until the third quarter of 2001.

Costs of revenues
-----------------

           Costs of revenues decreased by $8,345,000 or (17.0%) to $40,808,000 (restated) for the year ended December 31, 2002, as compared to $49,153,000 for the year ended December 31, 2001, primarily due to higher labor costs in the first half of 2001. As a result of these higher labor costs, the Company has changed its bidding and estimating practices. The Company has also been more selective in projects that it bids which are highly labor intensive.

Gross profit
------------

           For the year ended December 31, 2002, the Company had a gross profit of $5,640,000 or 12.1% (restated), as compared to $1,859,000 or 3.6% for the year 2001. The increase can be attributed to gross profits from newer contracts started in 2001 and completed during 2002, which did not have the erosion of gross profit due to labor costs, discussed later in this paragraph. In addition, the Company received $338,000 from the WTC Business Recovery Program of which $176,000 was allocated to costs of revenues in 2002. In the fourth quarter of 2002, the gross profit was $1,519,000 or 14.8% (restated) as compared to $1,251,000 or 8.8% for the same period in 2001. Starting with the third quarter of 2000 and continuing through the first half of 2001 the Company experienced an erosion of its gross profit percentage due to lower than anticipated productivity and higher labor costs on several projects. As a result of losses on these contracts, the Company has changed its bidding and estimating practices. The Company is more selective in bidding on projects that are highly labor intensive. While there continued to be some erosion during the completion of the projects in the third and fourth quarter of 2001, such erosion was more than offset by higher gross margins on newer projects.

Selling, general and administrative expenses
--------------------------------------------

           For the year ended December 31, 2002, selling, general and administrative expenses decreased by $303,000 or (6.7%) to $4,196,000 from $4,499,000 for the year ended December 31, 2001. During the fourth quarter ended December 31, 2002 selling, general and administrative expenses were $ 743,000 as compared to $ 950,000 for the same period in 2001, a decrease of $207,000 or (21.8%). Included in the above expenses were legal fees of $770,000 in 2002 of which $450,000 applied to a settlement in the Helionetics Creditors Committee Action, ($58,000 in the fourth quarter), and $ 653,000 in 2001 ($ 280,000 in the fourth quarter, of which $250,000 represented an accrual for anticipated future costs). In 2002, the Company received $338,000 from the WTC Business Recovery Grant Program of which $162,000 was allocated to overhead costs. During 2002, total general and administration salaries decreased by approximately $338,000 as compared to 2001, which is largely due to the Company utilizing a portion of its office staff on its trade management projects. This decrease in salary expense was offset by increased medical insurance costs in 2002 which were approximately $200,000 higher than 2001.

Other expense
-------------

           Other expenses increased to $107,000 in 2002 as compared to $55,000 in 2001, largely due to a reduction in interest income, which is a result of lower interest rates and lower cash balances throughout the year.

Provision (benefit) for income taxes
------------------------------------

           Income taxes for the year ended December 31, 2002 were $1,714,000 or
128.2 % of the taxable income as compared to an income tax benefit for the year ended December 31, 2001 of $1,218,000 or 45.2% of the taxable loss. The 2002 income tax expense contains a provision of $1,045,000 for a valuation allowance against the Company's deferred tax assets. Without this provision, the income tax expense as a percentage of taxable income would have been approximately 50%.

In addition, the percentages in both years were affected by certain state and local taxes paid based on net worth.

Cumulative effect of change in accounting principle
---------------------------------------------------

           The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by its market capitalization was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,888,000 net of taxes) was written off during the first quarter of 2002.

Net loss
--------

           As a result of all of the items mentioned above, the Company incurred a net loss of $2,265,000 in 2002 compared to a net loss of $1,477,000 in 2001.

           Without the Helionetics settlement, legal fees, write-off of goodwill and the deferred tax valuation allowance, the Company would have had net income for the year ended December 31, 2002 of $ 1,084,000 or $.20 per share, assuming a 46% tax provision related to the increase in income.

           During the year ended December 31, 2002, the Company earned 41%, 15% and 11% of its revenue from its three largest customers, as restated. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

LIQUIDITY AND CAPITAL RESOURCES

General
-------

           The Company's principal capital requirements arise primarily as a result of the Company funding its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. As of December 31, 2003, cash balances were $3,156,000, a $640,000 increase over the $2,516,000 reported as of December 31, 2002. At December 31, 2002, the Company had outstanding borrowings totaling $387,000, against its line of credit facility, described below.

Cash provided by (used in) operations
-------------------------------------

           Net cash provided by operating activities was $1,043,000 in 2003 and $1,678,000 in 2002. Net cash used in operations was $4,567,000 in 2001. The increase in both 2003 and 2002 was primarily due to the increase in operating income and the Company's ability to collect its accounts receivable in a more timely manner. This improved ability to collect receivables was a result of the completion of trade management contracts which have a longer collection cycle. During 2001, the Company experienced an erosion of gross profits on several projects due to lower productivity and higher labor costs. These projects were completed during 2001. The Company believes it has changed its bidding and estimating practices to minimize these problems in the future. In addition, during 2001 the Company incurred legal expenses of $653,000. The Company's backlog at December 31, 2003 was $20,900,000 as compared to $26,200,000 (restated) at December 31, 2002. The Company is actively seeking new contracts of shorter duration where labor and material costs can be more easily controlled. The Company believes its current cash resources are adequate to fund a moderate decrease in revenue volume next year. However, the Company's capital resources may not be sufficient to sustain a substantial revenue decrease, unless overhead costs are proportionally reduced.

Cash provided by (used in) investing activities
-----------------------------------------------

           Net cash used in investing activities was $ 16,000 in 2003 and $55,000 in 2002. In 2001, net cash provided by investing activities was $1,625,000. During 2001, certificate of deposits matured and the proceeds were used to fund the operating losses. The Company continued its practice of investing its excess cash in managed stock funds during 2003 and 2002. The Company purchased marketable securities of $513,000, $412,000 and $799,000 during 2003, 2002 and 2001, respectively. The Company received proceeds on the sale of marketable securities of $506,000, $404,000 and $2,571,000 during 2003, 2002 and 2001, respectively. In addition, the Company purchased property and equipment totaling $9,000, $61,000 and $147,000, respectively, in the years ended 2003, 2002 and 2001.

Cash provided by (used in) financing activities
-----------------------------------------------

           Net cash used in financing activities was $387,000 in 2003. In 2002 and 2001, net cash provided by financing activities was $178,000 and $158,000, respectively. These changes were primarily due to the Company utilizing and repaying its line of credit. The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on June 30, 2004. The line of credit calls for borrowings at 3% over the 30 day dealer commercial paper rate ( 4.01% at December 31, 2003). At December 31, 2002 and 2001, there were $387,000 and $190,000, respectively, of outstanding borrowings against the facility. Short-term funding of project costs could be impaired by a decrease in revenue or the failure for the lender to renew this line of credit agreement.

           The Company believes its current cash resources are adequate to fund its operating requirements in the next year. However, the Company's capital resources may not be sufficient to sustain a substantial increase in revenue growth or substantial decline in revenue unless overhead costs are proportionally reduced. The Company currently has no significant capital expenditure commitments.

Surety
------

           On most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The Company is contingently liable to the surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, subject to bidding by third parties which is an undeterminable amount. Management believes that all contingent liabilities will be satisfied by performance on the specific bonded contracts involved.

           The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At December 31, 2003, approximately $13,600,000 of the Company's backlog of $20,900,000 require bonds.

           While the Company has a long standing relationship with its surety, the surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination. If this surety was unwilling to provide bonds in the future, the Company would seek an alternate surety. If the Company was unable to secure a replacement surety, it would be unable to bid on certain public projects and certain privately financed projects, which require performance bonds. This would have a material adverse effect on the Company.



CONTRACTUAL OBLIGATIONS

                                                                     PAYMENTS DUE BY PERIOD
                                                                     ----------------------

                                                         LESS THAN          1 - 3             4 - 5           AFTER 5
 CONTRACTUAL OBLIGATIONS             TOTAL                 1 YEAR           YEARS             YEARS            YEARS
 -----------------------             -----                 ------           -----             -----            -----
Long-term debt                    $        - (a)        $         -        $      -       $         -       $        -

Capital leases                             -                      -               -                 -                -

Operating leases                     275,000 (b)            183,000          92,000                 -                -

Purchase obligations                       -                      -               -                 -                -

Other long-term obligations                -                      -               -                 -                -
                                  ----------            -----------        --------       -----------       ----------

Total                             $  275,000            $   183,000        $ 92,000       $        -        $        -
                                  ==========            ===========        ========       ===========       ==========

(a) The Company has a $2,000,000 line of credit with Merrill Lynch which expires June 2004. The line of credit calls for borrowings at 3% over the 30 Day Dealer Commercial Paper Rate (4.01 % at December 31,
           2003).

(b) The Company is obligated to pay monthly rental payments of approximately $15,000. The Company has exercised its one-year option to extend the lease to June 2005, and has an additional option to extend the lease for the period June 2005 through June 2009.

OFF -BALANCE SHEET ARRANGEMENTS

No required disclosures pursuant to Item 303 (A) (4) of Regulation S-K.



FORWARD LOOKING STATEMENTS

Certain statements contained under "Item 1. Business" and this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others:

o The Company's continued ability to obtain bonding is critical to its ability to bid on most public work and on certain types of private projects. With the economic downturn affecting corporate America, the surety industry has come under increased pressure and claims, and in general, the surety market has tightened. Consequently, it may become more difficult for the Company to secure surety bonds in connection with its construction business due to the Company's financial position as well as overall market conditions. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. The surety's provision of bonding pursuant to its arrangement with the Company is solely at the surety's discretion, and the arrangement with the surety is an at-will arrangement subject to termination. If the Company is unable to obtain surety bonds as needed, this would have a material adverse effect on the Company.

o The Company has a written employment agreement with Floyd Warkol which expires on March 31, 2004. The Company has no other current employment or non-competition agreements with senior management. Mr. Warkol is currently in discussions with the Company's compensation committee, concerning his continued employment and continues to perform his duties as Chief Executive Officer and Chairman of the Board. The failure to retain senior management would have a material adverse effect on the Company's business.

o The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs due to shortages of skilled labor and unforeseen jobsite conditions. There can be no assurance that these factors will not affect productivity in the future.

o Recent federal government tariff increases on foreign steel imports are likely to raise the cost of piping, which is the primary material supplied by the Company on projects, and which may impact the Company's profit margins.

o An economic downturn could result in a decrease in construction spending in the private and public sectors which could reduce the Company's revenues.

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

o During the construction period, owners or general contractors may request that the Company perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and, sometimes litigation. Slow receipt of collections may also result from general contractor or owner financial difficulties. The failure of an owner or general contractor to issue change orders or make payments could delay receipt of revenue and require litigation to collect sums due the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company does not utilize futures, options or other derivative instruments. As of December 31, 2003, the Company has invested $ 621,000 in managed stock funds selected by Merrill Lynch.

           The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at December 31, 2003 was 1.01%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.01% at December 31, 2003). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There is no outstanding debt under this facility at December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference from
Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           No disclosure required.


ITEM 9A.   CONTROLS AND PROCEDURES

            At the end of January 2004, the Company's management identified material overstatements of reported revenues and costs of revenues with respect to the year ended December 31, 2002, as well as in each of the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. As disclosed in a press release and a Form 8-K furnished to the SEC on February 2, 2004, these overstatements resulted from an accounting error attributable to the Company's failure to eliminate certain intra-company accounts. Reported gross profit, operating income (loss), net income (loss), and earning (loss) per share for the periods, however, were unaffected. Management has analyzed and, with the oversight of its Audit Committee, has corrected its financial reporting system. The Company's financial reporting system has been changed to better monitor and track these eliminations, which were the cause of the overstatement. As a result of the accounting error, the Company has restated its financial statements in an amendment to its Annual Report on Form 10-K for the year ended December 31, 2002, and in this Annual Report on Form 10-K for the year ended December 31, 2003.

           The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as described above, our disclosure controls and procedures were effective as of December 31, 2003.

           There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Company's fourth fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted above, the Company has made changes to its financial reporting system in the first quarter of 2004.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Other than information with respect to the Company's executive officers, which is set forth after Item 4 of Part I of this Form 10-K, and information regarding the Company's Code of Ethics, as set forth below, the information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

         CODE OF ETHICS

         The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to our principal executive officer and principal financial and accounting officer. The Code of Ethics includes standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission, and in other public communications made by the Company, compliance with applicable government laws, rules and regulations, prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and accountability for adherence to the code. Copies of the Code of Ethics will be provided free of charge upon written request directed to the Company's Director of Investor Relations, at 37-16 23rd Street, Long Island City, New York 11101.

ITEM 11.   EXECUTIVE COMPENSATION

           The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

           The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

           1. and 2. Financial statement and financial statement schedules.

           See Index to consolidated financial statements and financial statement schedules on page F-1 of this form 10-K

           3.  Exhibits

 No.                                         Description
 ---                                         -----------

3.1 Amended and Restated Articles of Incorporation of KSW, Inc.(incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 ( No. 333-21735), February 13, 1997).

3.2 Amended and Restated By-Laws of KSW, Inc.(incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

10.1+ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and KSW, Inc.(incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 ( Commission File No. 0-27290), filed with the Commission on November 24,
                    1995).

10.2+ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and KSW, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24,
                    1995).

10.3+ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (Commission File No. 0-27290) for the fiscal year ended December 31, 1995 filed with the Commission on March 27, 1996).


-----------------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.

10.4+ Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., KSW, Inc. and Burton Reyer (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-27290) filed with the Commission on March 27, 1996).

10.5+ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

10.6+ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc., KSW, Inc. and Burton Reyer (incorporated herein by reference as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999)

10.7 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc.(incorporated herein by reference to Exhibit
                    2.1 to the Company's Annual Report on Form-10K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

10.8 Settlement and Release, dated June 11, 2002, by and between KSW, Inc., Floyd Warkol, Burton Reyer, Robert Brussel and the Helionetics Official Committee of Unsecured Creditors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on July 12, 2002).

10.9+ 1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24, 1995).

10.10 WCMA Loan And Security Agreement, dated as of May 30, 2001, between KSW Mechanical Services, Inc. and Merrill Lynch Business Financial Services, Inc.

10.11 WCMA Line of Credit Extension Letter, dated January 27, 2004, and WCMA Line of Credit Extension Letter Agreements, dated November 13, 2002 and December 12, 2001, respectively, between KSW Mechanical Services, Inc., KSW, Inc., Energy Alternatives, Inc. and Merrill Lynch Business Financial Services, Inc.

10.12 Agreement of Indemnity, dated May 24, 2001, by and among KSW, Inc., KSW Mechanical Services, Inc. and XL Specialty Insurance Company.

10.13+ Employment Agreement, dated April 1, 2003, by and between Floyd Warkol and the Company.

11                  Statement Regarding Computation of Net Earnings (Loss) Per
                    Share.

21                  List of Subsidiaries

23.1                Consent of Rosen Seymour Shapss Martin & Company, LLP.

23.2                Consent of Marden, Harrison & Kreuter, CPAs P.C.

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

                    NONE

                                   SIGNATURES

           Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 KSW, INC.

                                 By:  /s/ Floyd Warkol
                                      -----------------------------------------
                                      Floyd Warkol
                                      President, Chief Executive Officer,
                                      Secretary and Chairman of the Board of
                                      Directors (Principal Executive Officer)
                                      March 29, 2004

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ Floyd Warkol
                                      -----------------------------------------
                                      Floyd Warkol
                                      President, Chief Executive Officer,
                                      Secretary and Chairman of the Board of
                                      Directors (Principal Executive Officer)
                                      March 29, 2004


                                      /s/ Burton Reyer
                                      -----------------------------------------
                                      Burton Reyer
                                      Director
                                      March 29, 2004


                                      /s/ Russell Molina
                                      -----------------------------------------
                                      Director
                                      March 29, 2004


                                      /s/ Stanley Kreitman
                                      -----------------------------------------
                                      Stanley Kreitman
                                      Director
                                      March 29, 2004


                                      /s/ Richard W. Lucas
                                      -----------------------------------------
                                      Richard W. Lucas
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)
                                      March 29, 2004

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                                       PAGE
                                                                       ----

Independent Auditors' Reports                                         F-2-3

Consolidated Financial Statements:

Consolidated Balance Sheets                                           F-4-5

Consolidated Statements of Operations                                   F-6

Consolidated Statements of Comprehensive Income (Loss)                  F-7

Consolidated Statements of Stockholders' Equity                         F-8

Consolidated Statements of Cash Flows                                F-9-10

Notes to Consolidated Financial Statements                          F-11-35

Schedule II- Schedule of  Valuation and Qualifying Accounts            F-36

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheet of KSW, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2003 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement Schedule II is presented for additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Marden, Harrison & Kreuter
Certified Public Accountants, P.C.


White Plains, New York
March 11, 2004

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

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement Schedule II is presented for additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole




Rosen, Seymour, Shapss, Martin & Company
Certified Public Accountants


New York, New York
February 19, 2003

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

                                                                                          2003                       2002
                                                                                          ----                       ----
         ASSETS
         ------

Current assets:
    Cash                                                                             $       3,156              $       2,516
    Marketable securities                                                                      621                        473
    Accounts receivable, net                                                                 6,303                      6,774
    Retainage receivable                                                                     2,159                      2,746
    Costs and estimated earnings in excess of billings on uncompleted contracts                622                        569
    Prepaid expenses and other receivables                                                     420                        446
                                                                                     -------------              -------------

                     Total current assets                                                   13,281                     13,524




Property and equipment, net                                                                    146                        232
Accounts receivable                                                                          1,937                      1,937
Deferred income taxes and other                                                              1,470                      1,478
                                                                                     -------------              -------------

         Total assets                                                                $      16,834              $      17,171
                                                                                     =============              =============




                                   (continued)






                                                                                          2003                       2002
                                                                                          ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Loan payable                                                                     $           -              $         387
    Accounts payable                                                                         4,978                      7,075
    Retainage payable                                                                        1,141                      1,317
    Accrued payroll and benefits                                                               477                        247
    Accrued expenses                                                                           182                        171
    Billings in excess of costs and estimated earnings on uncompleted contracts              2,007                        832
                                                                                     -------------              -------------

                     Total current liabilities                                               8,785                     10,029
                                                                                     -------------              -------------

Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock: 1,000,000 shares authorized,
         no shares issued and outstanding                                                        -                          -
    Common stock:  $.01 par value, 25,000,000 shares authorized, 5,470,311
        shares issued and outstanding                                                           54                         54
    Additional paid-in capital                                                               9,729                      9,729
    Accumulated deficit                                                                     (1,778)                    (2,593)
    Accumulated other comprehensive gain (loss):
        Net unrealized holding gain (loss) on available for sale securities                     44                        (48)
                                                                                     -------------              --------------

                     Total stockholders' equity                                              8,049                      7,142
                                                                                     -------------              -------------

                     Total liabilities and stockholders' equity                      $      16,834              $      17,171
                                                                                     =============              =============



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                ------------------------------------------------

                                                                                             2002
                                                                        2003              (RESTATED)             2001
                                                                    -------------        -------------       -------------
Revenues                                                            $      35,002        $      46,448       $      51,012

Costs of revenues                                                          31,148               40,808              49,153
                                                                    -------------        -------------       -------------

Gross profit                                                                3,854                5,640               1,859

Selling, general and administrative expenses                                3,010                4,196               4,499
                                                                    -------------        -------------       -------------

Operating income (loss)                                                       844                1,444              (2,640)
                                                                    -------------        -------------       -------------

Other income (expense):

Interest income (expense),net                                                 (29)                 (17)                 45

Loss on sale of marketable securities                                         (30)                 (90)               (100)
                                                                    -------------        -------------       -------------

Total other expenses                                                          (59)                (107)                (55)
                                                                    -------------        -------------       -------------

Income (loss) before provision (benefit) for income taxes                     785                1,337              (2,695)

Provision (benefit) for income taxes                                          (30)               1,714              (1,218)
                                                                    -------------        -------------       -------------

Income (loss) before cumulative effect of change in
  accounting principle                                                        815                 (377)             (1,477)

Cumulative effect of change in accounting for goodwill, net
  of income tax benefit of $1,626                                               -               (1,888)                  -
                                                                    -------------        -------------       -------------

Net income (loss)                                                   $         815        $      (2,265)      $      (1,477)
                                                                    =============        =============       =============

Income (loss) per common share basic and diluted before
 effect of change in accounting principle                           $         .15        $        (.06)      $        (.27)

Cumulative effect of change in accounting principle                             -                 (.35)                  -
                                                                    -------------        -------------       -------------

Basic and diluted income (loss) per common share                    $         .15        $        (.41)      $        (.27)
                                                                    =============        =============       =============

Weighted average common shares outstanding -
Basic                                                                   5,470,311            5,470,311           5,470,311

Diluted                                                                 5,470,311            5,470,311           5,470,311

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                ------------------------------------------------

                                                                                  2003                 2002               2001
                                                                             --------------      --------------      -------------
Net income (loss)                                                            $          815      $       (2,265)     $      (1,477)
                                                                             --------------      --------------      -------------

Other comprehensive income (loss) before tax
   Net unrealized holding gains (losses) arising during the year                        141                (176)              (128)

   Less: reclassification adjustment for  losses included in net income
      (loss)                                                                             30                  90                100
                                                                             --------------      --------------      -------------

   Other comprehensive income (loss) before tax                                         171                 (86)               (28)

Income (tax) benefit related to items of other comprehensive income (loss)              (79)                 41                  -
                                                                             --------------      --------------      -------------

  Other comprehensive income (loss), net of tax                                          92                 (45)               (28)
                                                                             --------------      --------------      -------------

Total comprehensive income (loss)                                            $          907      $       (2,310)     $      (1,505)
                                                                             ==============      ==============      =============







                 See notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


                                                                    ADDITIONAL       RETAINED            OTHER
                                            COMMON STOCK             PAID-IN         EARNINGS        COMPREHENSIVE
                                        SHARES        AMOUNT         CAPITAL         (DEFICIT)       INCOME (LOSS)        TOTAL
                                        ------        ------         -------         ---------       -------------        -----
Balances, December 31, 2000            5,470,311      $    54      $      9,729      $    1,149         $    25        $   10,957
Net loss                                       -            -                 -          (1,477)              -            (1,477)
Net unrealized loss on available for
  sale securities                              -            -                 -               -             (28)              (28)
                                       ---------     --------       -----------      -----------        -------        ----------
Balances, December 31, 2001            5,470,311           54             9,729            (328)             (3)            9,452
Net loss                                       -            -                 -          (2,265)              -            (2,265)
Net unrealized loss on available for
 sale securities                               -            -                 -               -             (45)              (45)
                                       ---------     --------       -----------      -----------        -------        ----------
Balances, December 31, 2002            5,470,311           54             9,729          (2,593)            (48)            7,142
Net income                                                  -                 -             815               -               815
Net unrealized gains on available
  for sale securities                          -            -                 -               -              92                92
                                       ---------     --------       -----------      -----------        -------        ----------
Balances, December 31, 2003            5,470,311     $     54       $     9,729      $    (1,778)       $    44        $    8,049
                                       =========     ========       ===========      ===========        =======        ==========






                 See notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                ------------------------------------------------

                                                                                     2003                2002               2001
                                                                                     ----                ----               ----
Reconciliation of net income (loss) to net cash provided by (used in)
    operating activities:


       Net income (loss)                                                          $      815         $    (2,265)       $   (1,477)

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

           Depreciation and amortization                                                  95                 131               304
           Deferred income taxes                                                         (79)              1,667            (1,243)
           Write off of goodwill, net                                                      -               1,888                 -
           Realized loss on sale of marketable securities                                 30                  90               100
           Loss on sale of fixed assets                                                    -                  17                 -

    Changes in assets (increase) decrease:
               Accounts receivable                                                       471               8,928            (3,935)
               Retainage receivable                                                      587                (197)              714
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                                  (53)               (543)              112
               Prepaid expenses, other receivables                                        26                 279               154
               Other                                                                       8                   -                 -

    Changes in liabilities increase (decrease):
               Accounts payable                                                       (2,097)             (4,300)            2,552
               Retainage payable                                                        (176)               (457)               (7)
               Accrued payroll and benefits                                              230                (500)             (401)
               Accrued expenses                                                           11                (203)             (306)
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                                1,175              (2,857)           (1,134)
                                                                                  ----------         -----------         ---------

                         Net cash provided by (used in) operating
                         activities                                                    1,043               1,678            (4,567)
                                                                                  ----------         -----------         ---------


                                   (continued)



                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                          ----------------------------

                                                                              2003                  2002                2001
                                                                              ----                  ----                ----
Cash flows from investing activities:
    Proceeds received on sale of marketable securities                       $      506         $       404          $    2,571
    Purchase of marketable securities                                              (513)               (412)               (799)
    Proceeds from sale of property                                                    -                  14                   -
    Purchase of property and equipment                                               (9)                (61)               (147)
                                                                             ----------         -----------          ----------

        Net cash provided by (used in) investing activities                         (16)                (55)              1,625
                                                                             ----------         -----------          ----------

Cash flows from financing activities:
   Long-term liabilities                                                              -                 (19)                (32)
   Repayment of loan payable                                                       (387)                  -                   -
   Increase in loan payable                                                           -                 197                 190
                                                                             ----------         -----------          ----------

       Net cash provided by (used in) financing activities                         (387)                178                 158
                                                                             ----------         -----------          ----------

       Net increase (decrease) in cash and cash equivalents                         640               1,801              (2,784)

Cash and cash equivalents, beginning of year                                      2,516                 715               3,499
                                                                             ----------         -----------          ----------

Cash, end of year                                                            $    3,156         $     2,516          $      715
                                                                             ==========         ===========          ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

       Interest                                                              $       38         $        31          $       48
       Income taxes                                                          $       49         $        47          $       12



                 See notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(1)        PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

           The consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

           The Company furnishes and installs heating, ventilating and air conditioning systems and processes piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades, and as a constructability consultant. The Company considers itself to be one operating segment.

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A)       CASH AND CASH EQUIVALENTS

                     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, there were no cash equivalents.

           (B)       REVENUE AND COST RECOGNITION

                     Revenue is primarily recognized on the "percentage of completion" method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

                     Contract costs include all direct material and labor costs and those other indirect costs related to contract performance including, but not limited to, indirect labor, subcontract costs and supplies. General and administrative costs are charged to expense as incurred.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

           (D)       CONTRACTS RECEIVABLE

                     Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices. The Company establishes an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management's periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account by account basis. Accounts receivable and contract retentions are due based on contract terms. Amounts are deemed delinquent when they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

            (E)      CREDIT RISK

                     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

                     The Company maintains its cash accounts at balances, which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2003, amounts in excess of federally insured limits totaled approximately $ 3,721.

                     Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $ 6,285 and $6,987 at December 31, 2003 and 2002, respectively.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


           (G)       GOODWILL:

                     Prior to January 1, 2002, the Company amortized goodwill which represents the excess of costs over the fair value of net assets acquired, over a 30 year period.

                     Amortization expense for the year ended December 31, 2001 was approximately $153.

                     During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, the amortization of goodwill ceased as of January 1, 2002 and a test for impairment was established whereby the fair value of goodwill was compared to its carrying value. If the fair value of goodwill is determined to be less than its carrying value, the carrying amount of goodwill is reduced to its fair value as an impairment charge in the period. If the fair value of goodwill is greater than its carrying value, no adjustment to goodwill is made.

                     Since the Company's goodwill was attributed to the entire Company (a single reporting unit) and the fair value of the Company as reflected in the market value of its stock was significantly below its net worth including goodwill, the balance of goodwill was written-off during the first quarter of 2002. The net worth as well as the market value of the Company has declined in recent years due to, among other things, legal and settlement costs of over $1,800 associated with the Helionetics Creditors committee action as well as the Stroock, Stroock & Lavan, LLP action. In addition, the Company incurred unanticipated costs on the Co-op City project totaling $3,663, which the Company has a legal action to recover, (see Note 9 (E)). The Company also experienced erosion of gross profits on several projects during the later half of 2000 and 2001 due to lower than anticipated productivity and higher labor costs. The Company believes it has corrected this productivity issue as well as revising its bidding methods.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


           (G)       GOODWILL - CONT'D


                     The following is a pro forma reconciliation of reported net income adjusted for adoption of SFAS-142 for the years ended December 31, 2002 and 2001:

                                                                                  2002                2001
                                                                                  ----                ----
                     Reported net loss                                          $ (2,265)          $ (1,477)
                     Goodwill amortization net of taxes                            1,888                 82
                                                                                --------           --------

                     Pro forma net loss                                         $   (377)          $ (1,395)
                                                                                ========           ========


                                                                                  2002                2001
                                                                                  ----                ----
                     Basic and Diluted loss per share:
                     Reported net loss per share                                $   (.41)          $   (.27)
                     Less goodwill amortization per share, net of taxes             (.35)              (.02)
                                                                                --------           --------

                     Pro forma loss per share                                   $   (.06)          $   (.25)
                                                                                ========           ========

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

           (I)       EARNINGS PER SHARE

                     Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidulitive.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


           (K)       STOCK OPTIONS - CONT'D

                     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The adoption of this pronouncement did not have a material effect on the financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

           (L)       FINANCIAL INSTRUMENTS

                     The carrying value of marketable securities approximates their fair value as determined by market quotes. The carrying value of receivables and payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, approximates fair value.

           (M)       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No.150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The adoption of SFAS 150 did not have an impact on the Company's results of operations or financial condition.

                     In April 2003, the FASB issued Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No.133 "Accounting for Derivative Instruments and Hedging Activities.". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's results of operations or financial condition.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

           (M)       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

                     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires the Company to apply FIN 46 or FIN 46R to all entities that are considered Special Purpose Entities (as defined by FIN 46) by the end of the first reporting period that ends after December 15, 2003. The Company does not have any relationships with Special Purpose Entities. The Company does not have any ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

                     In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF")

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(2)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


           (M)       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

                     No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Credit Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS 146 apply prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on our financial statements.

                     In June 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which was effective January 1, 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long- lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted SFAS 143 effective January 1, 2003 and the adoption did not have an impact on its financial position and results of operations.

           (N)       RECLASSIFICATIONS

                     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation. These reclassifications did not affect net income or working capital that was previously reported.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(3)        MARKETABLE SECURITIES

           The cost and fair value of the marketable securities, classified as available-for-sale securities at December 31, 2003 and 2002, was as follows:

                                                            Gross                    Gross
                                                         Unrealized               Unrealized               Fair
                                        Cost            Holding Gains           Holding Losses            Value
                                        ----            -------------           --------------            -----
          December 31, 2003:
          Managed stock funds          $ 538                $ 97                    $  (14)               $ 621
                                       =====                ====                    ======                =====

          December 31, 2002:
          Managed stock funds          $ 561                $ 19                    $ (107)               $ 473
                                       =====                ====                    ======                =====

           At December 31, 2003 and 2002, gross unrealized holding losses on available for sale securities were $ 14 and $107, respectively. At December 31, 2003 and 2002, gross unrealized holding gains on available for sale securities were $ 97 and $19, respectively. The change in net unrealized holding gains (losses) is $ 92 and $(45) for the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002 available for sale securities were sold for total proceeds of approximately $ 506 and $ 404, respectively . The gross realized losses on these sales totaled approximately $ 30 and $ 90 for the years ended December 31, 2003 and 2002, respectively.


(4)        CONTRACTS RECEIVABLE

                                                                 2003                     2002
                                                                 ----                     ----
            Accounts receivable:
                       Contracts in progress                 $       4,752            $       4,922

                       Completed contracts                           1,751                    2,052
                                                             -------------            -------------

                                                                     6,503                    6,974

            Less:  Allowances for doubtful collections                 200                      200
                                                             -------------            -------------

                                                             $       6,303            $       6,774
                                                             =============            =============

            Retainage receivable                             $       2,159            $       2,746
                                                             =============            =============

            Accounts receivable - long term                  $       1,937            $       1,937
                                                             =============            =============

            At December 31, 2003 and 2002, retained contract receivables are expected to be realized within one year.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(5)        CONSTRUCTION CONTRACTS

           Information with respect to contracts in progress at December 31, 2003 and 2002 is as follows:

                                                                                                                        2002
                                                                                               2003                  (RESTATED)
                                                                                               ----                  ----------
            Costs on uncompleted contracts                                                $      33,573            $      36,124

            Estimated earnings thereon                                                            5,272                    3,458
                                                                                          -------------            -------------

                                                                                                 38,845                   39,582

            Less billings applicable thereto                                                     40,230                   39,845
                                                                                          -------------            -------------

                                                                                          $      (1,385)           $        (263)
                                                                                          =============            =============

           Included in the accompanying consolidated balance sheets under the following captions:

                                                                                              2003                      2002
                                                                                              ----                      ----

            Costs and estimated earnings in excess of billings on uncompleted contracts   $         622            $         569

            Billings in excess of costs and estimated earnings on uncompleted contracts          (2,007)                    (832)
                                                                                          -------------            -------------

                                                                                          $      (1,385)           $        (263)
                                                                                          =============            =============

(6)        PROPERTY AND EQUIPMENT

           Property and equipment at December 31, 2003 and 2002 consists of the following:
                                                                                                2003                     2002
                                                                                                ----                     ----

            Machinery and equipment                                                          $      437               $     497
            Furniture and fixtures                                                                  718                     712
            Leasehold improvements                                                                  831                     828
                                                                                             ----------               ---------
                                                                                                  1,986                   2,037

            Less accumulated depreciation and amortization                                        1,840                   1,805
                                                                                             ----------               ---------
                                                                                             $      146               $     232
                                                                                             ==========               =========

           Depreciation and amortization expense relating to property and equipment was approximately $ 95, $131 and $151 for the years ended December 31, 2003, 2002 and 2001, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(7)        INCOME TAXES

           For the years ended December 31, 2003, 2002 and 2001, components of provision (benefit) to income taxes are as follows:

                                                             2003                   2002                  2001
                                                             ----                   ----                  ----
            Current
                 Federal                                  $         -            $         -           $         -
                 State and local                                   49                     47                    54
                                                          -----------            -----------           -----------
                                                                   49                     47                    54
                                                          -----------            -----------           -----------
            Deferred
                 Federal                                          (48)                   997                  (760)
                 State and local                                  (31)                   670                  (512)
                                                          ------------           -----------           -----------
                                                                  (79)                 1,667                (1,272)
                                                          ------------           -----------           -----------
                                 Total                    $       (30)           $     1,714           $    (1,218)
                                                          ============           ===========           ============

           At December 31, 2002, the Company provided a valuation allowance against its net deferred tax assets of $1,045 based upon an uncertainty regarding the ultimate realization of these deferred tax assets in their entirety. The majority of the 2002 increase in the deferred tax asset before the valuation allowance, is attributable to the write-off of goodwill as a result of implementation of SFAS-142. During the year ended December 31, 2003, the deferred tax valuation allowance decreased $406.

           A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income before taxes is as follows:

                                                                            2003           2002           2001
                                                                            ----           ----           ----
            Computed tax at the federal statutory rate of 34%             $    267       $    455       $  (916)
            State taxes, net of Federal benefit                                 95            162          (326)
            Valuation allowance                                               (406)         1,045              -
            Other items, net                                                    14             52             24
                                                                          --------       --------        -------
            Provision (benefit) for income taxes                          $    (30)      $  1,714        $(1,218)
                                                                          ========       ========        =======

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(7)        INCOME TAXES - CONT'D

           The details of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                                                     2003                2002
                                                                                     ----                ----
            Deferred income tax assets:

                   Net operating loss carryforwards                               $        752        $        979
                   Amortization of goodwill                                                924               1,058
                   Property and equipment                                                  255                 267
                   Allowance for doubtful accounts                                          92                  92
                   Unrealized losses on marketable securities                                -                  41
                   Other tax carryforwards                                                 123                  77
                                                                                  ------------        ------------
            Total deferred income tax assets                                             2,146               2,514
                                                                                  ------------        ------------

            Deferred income tax liabilities:
                   Unrealized gains on marketable securities                                38                   -
                                                                                  ------------        ------------
                                                                                            38                   -
                                                                                  ------------        ------------
                   Net deferred income tax assets before valuation allowance             2,108               2,514
                   Valuation allowance                                                    (639)             (1,045)
                                                                                  ------------        ------------
                   Deferred income tax assets, net                                $      1,469           $   1,469
                                                                                  ============        ============


           At December 31, 2003, the Company has net operating loss carry forwards remaining of approximately $1,900 expiring through December 31, 2021. At December 31, 2003 and 2002, the $1,469 balance is included in long-term assets in the accompanying balance sheets.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(8)        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

           At December 31, 2003 and 2002, accumulated other comprehensive income
           (loss), which consists of net unrealized holding gains (losses) on available for sale securities, is as follows:

                                                     2003               2002
                                                     ----               ----

                     Beginning balance              $ (48)             $  (3)
                     Current period change             92                (45)
                                                    -----              -----
                     Ending balance                 $  44              $ (48)
                                                    =====              =====

(9)        COMMITMENTS AND CONTINGENCIES

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

           (B)       OPERATING LEASE

                     The Company is obligated under a non-cancelable operating lease, for office space with future rental payments at December 31, 2003 as follows:

                                        YEAR ENDING
                                        DECEMBER 31
                                        -----------

                                           2004           $      183
                                           2005                   92
                                                          ----------
                                                          $      275
                                                          ==========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(9)        COMMITMENTS AND CONTINGENCIES - CONT'D


           (B)       OPERATING LEASE -CONT'D


                     Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $15 and has the option to extend the lease one year from June 2004 through June 2005 as well as an additional four years from June 2005 through June 2009. The Company has exercised its one-year option to extend the lease from June 2004 through June 2005.

                     Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $ 180, $ 176 and $173, respectively.

           (C)       OPERATING LEASE- RELATED PARTY

                     The Company had an operating lease with related entities controlled by its chief executive officer for rental of office, shop and warehouse space which expired on December 31, 2002. The Company is renting this space on a month-to-month basis at approximately $8.5 per month.

                     Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $103 to related entities controlled by the chief executive officer in each year.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(9)        COMMITMENTS AND CONTINGENCIES -CONT'D

           (E)       LEGAL

                      a. Co-op City. In February 1999, the Company sued the general contractor and the general contractor's bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the amount of $5,771. Included in that amount is a claim for unanticipated costs incurred through 1998 in the sum of $3,663, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record any income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 28 days and adjourned by the Court to May 2004 for further trial proceedings. The financial statements at December 31, 2003 and 2002 contain accounts receivable of approximately $1,937 related to this project.

                      b. Other Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements include the amounts the Company believes it will ultimately receive on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(9)        COMMITMENTS AND CONTINGENCIES - CONT'D

           (E)       LEGAL - CONT'D

                     b. Other Proposals and Claims - cont'd

                     industry, until written acknowledgment of the validity of the claims are received, claim recoveries are not recognized in the accompanying financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

            (F)      EMPLOYMENT AGREEMENT

                     The Company's Chief Executive Officer has a written employment agreement which expires on March 31, 2004. This agreement provides a base annual compensation of $420, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur. His estate is entitled to two months pay in the event of his death.

(10)       CONCENTRATION RISKS

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

           (B)       CONTRACT REVENUE/SIGNIFICANT CUSTOMERS

                     Revenues from the Company's three largest customers were approximately 43%, 27% and 13% of its contract revenue in 2003, 41%, 15% and 11% of its contract revenue in 2002 (restated) and 23%, 16% and 14% in 2001, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(11)       RETIREMENT PLANS

           (A)       PROFIT-SHARING/401(K) PLAN

                     The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $61, $62 and $63 as a 25% matching contribution for the years ended December 31, 2003, 2002 and 2001, respectively.

            (B)      MULTIEMPLOYER PENSION PLANS

                     Employees of the Company who are members of a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The Company has expensed approximately $1,315, $1,189 and $2,226 for the years ended December 31, 2003, 2002 and 2001, respectively, related to multi-employer pension plans for its union employees.

(12)       LINE OF CREDIT - BANK

                     The Company has a $2,000 line of credit with Merrill Lynch, which expires June 2004. This line is collateralized by all corporate assets. Interest on borrowings is at 3% over the 30 day dealer commercial paper rate (4.01 % at December 31, 2003). The line of credit agreement requires the Company to maintain certain financial statement covenants.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(13)       STOCKHOLDERS' EQUITY

           (A)       STOCK OPTION PLAN

                     The Board of Directors of the Company adopted the 1995 Stock Option Plan (the Plan). The Plan enabled the Company to make incentive-based compensation awards to its employees, officers, directors and consultants. A total of 750,000 shares were authorized for issuance under the Plan. Options to purchase 620,000 shares of common stock at $1.50 per share were issued during December 1995 (of which 535,000 shares were issued to officers and directors of the Company and its subsidiary). The Plan requires that the exercise price of options be set at not less than the fair market value of the common stock on the date of grant pursuant to the requirements of APB Opinion No. 25.

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

                     Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. In 1999, the Company issued a total of 55,000 stock options to three key employees and to a Director, Stanley Kreitman. At December 31, 1999, there were 641,667 granted options outstanding. No options were exercised under the plan in 2003, 2002 and 2001. In 2000 1,667 options were exercised. During 2001, 18,333 options under the plan were canceled. There were no option cancellations in 2002.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (13) STOCKHOLDERS' EQUITY CONT'D.

           (A)       STOCK OPTION PLAN - CONT'D

                     During 2003, 2002 and 2001, no new options were granted. At December 31, 2002, there were 621,667 exercisable options outstanding. During 2003, 45,000 options under the plan were cancelled. At December 31, 2003, there were 576,667 exercisable options outstanding all of which have an exercise price of $1.50 per share.


Changes that occurred in options outstanding during 2003, 2002 and 2001 are summarized below:

                                                     2003                             2002                           2001
                                                     Fixed                            Fixed                          Fixed
                                         Option     Exercise         Option          Exercise       Option          Exercise
                                         Shares       Price          Shares           Price         Shares            Price
                                     ------------------------------------------------------------------------------------------
Outstanding at beginning of year         621,667      $1.50          621,667         $ 1.50         640,000          $ 1.50

Granted                                        -                           -                              -

Exercised                                      -                           -                              -

Expired/ Canceled                        (45,000)                          -                        (18,333)
                                     -----------                  ----------                     -----------
Outstanding at end of year               576,667      $1.50          621,667        $ 1.50           621,667         $ 1.50
                                     ===========                  ==========                     ===========

Exercisable at end of year               576,667      $1.50          621,667        $ 1.50           621,667         $ 1.50


The following table summarizes information about stock options outstanding at December 31, 2003:

                                                             Remaining
                 Exercise Price               Shares      Contractual Life
                 --------------               ------      ----------------

                     $1.50                   576,667         2.3 years

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(13)       STOCKHOLDERS' EQUITY CONT'D.

            (A)     STOCK OPTION PLAN - CONT'D

            The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has not recorded compensation expense because the exercise price of the shares is equal to the market price at the date of the grant. SFAS 123, "Accounting for Stock Based Compensation", allows entities to continue to apply the provisions of APB Opinion No.25; however SFAS No.148, "Accounting for Stock Based Compensation - Transition and Disclosure", requires pro forma net income disclosures as if the fair value based method defined in SFAS No.123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No.25 and to provide the pro forma disclosures specified by SFAS No. 148. Had the Company determined compensation expense based on the fair value at the grant date for its stock options (using the Black-Scholes method) under SFAS No.123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                                               2003            2002           2001
                                                               ----            ----           ----
            Net income (loss) - as reported                  $ 815           $(2,265)       $(1,477)
            Stock option compensation, net of tax                -                 -             (9)
                                                            ------          --------       --------
            Net income (loss) - pro forma                    $ 815           $(2,265)       $(1,486)
                                                            ======          ========       ========

            Basic net income (loss) per share:

            As reported                                      $ .15           $ (.06)         $ (.27)
            Pro forma                                        $ .15           $ (.06)         $ (.27)

            Diluted net income (loss) per share:
            As reported                                      $ .15           $ (.06)         $ (.27)
            Pro forma                                        $ .15           $ (.06)         $ (.27)

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 54.67%; risk-free interest rate of 7.00%; and expected lives of six years.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(13)       STOCKHOLDERS' EQUITY CONT'D

           (B)       PREFERRED STOCK

                     The Company is authorized to issue 1,000,000 shares of preferred stock. Through December 31, 2003, no shares of preferred stock have been issued by the Company.

(14)       BACKLOG

           At December 31, 2003, the Company had a backlog of approximately $20,900. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.

(15)       RESTATEMENT

           The Company's management identified and determined that reported revenues and costs of revenue, during the year ended December 31, 2002 and the nine months ended September 30, 2003, were materially overstated as a result of an accounting error attributable to the failure to eliminate intra-company accounts. Management has analyzed and corrected the Company's internal financial reporting system. The following is a summary by quarter of this restatement:

                                                                      AS PREVIOUSLY               AS
            QUARTERLY DATA                                              REPORTED               RESTATED
            --------------                                              --------               --------
            Three months ended March 31, 2002 (unaudited)
            Revenue                                                   $      13,138          $      12,798
            Costs of Revenues                                                11,617                 11,277
                                                                      -------------          -------------
            Gross Profit                                              $       1,521          $       1,521
                                                                      =============          =============
            Gross Profit %                                                    11.6%                  11.9%
                                                                      =============          =============

            Three months ended June 30, 2002 (unaudited)
            Revenue                                                   $      14,756          $      14,066
            Costs of Revenues                                                13,408                 12,718
                                                                      -------------          -------------
            Gross Profit                                              $       1,348          $       1,348
                                                                      =============          =============
            Gross Profit %                                                     9.1%                   9.6%
                                                                      =============          =============


                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(15)       RESTATEMENT - CONT'D

                                                                        AS PREVIOUSLY                AS
            QUARTERLY DATA                                                 REPORTED               RESTATED
            --------------                                                 --------               --------

            Three months ended September 30, 2002 (unaudited)
            Revenue                                                     $      10,600          $       9,348
            Costs of Revenues                                                   9,348                  8,096
                                                                        -------------          -------------
            Gross Profit                                                $       1,252          $       1,252
                                                                        =============          =============
            Gross Profit %                                                      11.8%                  13.4%
                                                                        =============          =============

            Three months ended December 31, 2002 (unaudited)
            Revenue                                                     $      11,819          $      10,236
            Costs of Revenues                                                  10,300                  8,717
                                                                        -------------          -------------
            Gross Profit                                                $       1,519          $       1,519
                                                                        =============          =============
            Gross Profit %                                                      12.9%                  14.8%
                                                                        =============          =============

            Three months ended March 31, 2003 (unaudited)
            Revenue                                                     $       8,078          $       6,141
            Costs of Revenues                                                   7,641                  5,704
                                                                        -------------          -------------
            Gross Profit                                                $         437          $         437
                                                                        =============          =============
            Gross Profit %                                                       5.4%                   7.1%
                                                                        =============          =============

            Three months ended June 30, 2003 (unaudited)
            Revenue                                                     $      10,192          $       8,478
            Costs of Revenues                                                   9,610                  7,896
                                                                        -------------          -------------
            Gross Profit                                                $         582          $         582
                                                                        =============          =============
            Gross Profit %                                                       5.7%                   6.9%
                                                                        =============          =============

            Three months ended September 30, 2003 (unaudited)
            Revenue                                                     $      11,000          $      10,171
            Costs of Revenues                                                   9,991                  9,162
                                                                        -------------          -------------
            Gross Profit                                                $       1,009          $       1,009
                                                                        =============          =============
            Gross Profit %                                                       9.2%                   9.9%
                                                                        =============          =============

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(16)       SELECTED QUARTERLY DATA (UNAUDITED)

           The following is unaudited selected quarterly data for the years ended December 31,2003 and 2002:

                                                     Year ended December 31, 2003
                                                     ----------------------------
                                    First            Second              Third              Fourth
                                   quarter           quarter            quarter             quarter             Total
                                   -------           -------            -------             -------             -----
Revenues, as reported           $   8,078(a)     $    10,192(a)      $   11,000(a)       $     10,212        $    39,482
Revenues, restated              $   6,141(a)     $     8,478(a)      $   10,171(a)       $     10,212        $    35,002
Gross profit                    $     437        $       582         $    1,009          $      1,826        $     3,854
Net income (loss)               $     (58)       $      (145)        $      166          $        852        $       815

Per share of common stock
 earnings (losses):
Basic                           $    (.01)       $       (.03)       $      .03          $        .16        $       .15
Diluted                         $    (.01)       $       (.03)       $      .03          $        .16        $       .15

Dividends                       $       -        $          -        $        -          $          -        $         -
Stock prices:
High                            $    1.05        $       1.00        $      .85          $        .83
Low                             $     .70        $        .70        $      .70          $        .62




(a) The Company's management has identified and determined that reported revenues and costs of revenues, during the nine months ended September 30, 2003 and the year ended December 31, 2002, were materially overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company has restated these previously reported amounts.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


(16)       SELECTED QUARTERLY DATA (UNAUDITED) - CONT'D

                                                              Year ended December 31, 2002
                                                              ----------------------------
                                                First           Second              Third            Fourth
                                               quarter          quarter            quarter           quarter             Total
                                               -------          -------            -------           -------             -----
Revenues, as reported                        $  13,138(a)      $  14,756(a)       $  10,600(a)      $  11,819(a)       $  50,313(a)
Revenues, restated                           $  12,798(a)      $  14,066(a)       $   9,348(a)      $  10,236(a)       $  46,448(a)
Gross profit                                 $   1,521         $   1,348          $   1,252         $   1,519          $   5,640

Net income (loss) before cumulative
 effect of change in accounting principle    $      15         $     146          $     120         $    (658)(b)      $    (377)

Cumulative effect of change in
  accounting principle, net                  $  (1,855)        $       -          $       -         $     (33)         $  (1,888)

Net income (loss)                            $  (1,840)        $     146          $     120         $    (691)         $  (2,265)

Per share of common stock earnings
 (losses) before cumulative change in
 accounting principle:
Basic                                        $     .01         $     .03          $     .02         $    (.12)         $    (.06)
Diluted                                      $     .01         $     .03          $     .02         $    (.12)         $    (.06)

Per share of common stock earnings
 (losses):
Basic                                        $   (0.34)        $    0.03          $    0.02         $    (.12)         $    (.41)
Diluted                                      $   (0.34)        $    0.03          $    0.02         $    (.12)         $    (.41)

Dividends                                    $       -         $       -          $       -         $       -          $       -
Stock prices:
High                                         $    1.04         $    1.05          $    1.05         $     .90
Low                                          $     .70         $     .70          $     .80         $     .90


(a) The Company's management has identified and determined that reported revenues and costs of revenues, during the nine months ended September 30, 2003 and the year ended December 31, 2002, were materially overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company has restated these previously reported amounts.

(b) During the fourth quarter of 2002, the Company recorded a valuation allowance totaling $1,045 against its deferred tax assets.

                                                                   SCHEDULE II


                                    KSW, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                      000'S


                                               Balance at          Charged to          Charged to                          Balance
                                               Beginning            costs and            other                             at end
Description                                    of period            expenses            accounts         Deductions       of period
-----------                                    ---------            --------            --------         ----------       ---------
Year ended December 31, 2003
allowance for doubtful accounts and returns    $     200            $--------           $-------        $---------        $     200
                                               =========            =========           ========        ==========        =========

Year ended December 31, 2002
allowance for doubtful accounts and returns    $     200            $--------           $-------        $---------        $     200
                                               =========            =========           ========        ==========        =========

Year ended December 31, 2001
allowance for doubtful accounts and returns    $     200            $--------           $-------        $---------        $     200
                                               =========            =========           ========        ==========        =========




Year ended December 31, 2003
deferred income tax valuation                  $   1,045            $--------           $-------        $      406        $     639
                                               =========            =========           ========        ==========        =========

Year ended December 31, 2002
deferred income tax valuation                  $--------            $   1,045           $-------        $---------        $   1,045
                                               =========            =========           ========        ==========        =========

Year ended December 31, 2001
deferred income tax valuation                  $--------            $--------           $-------        $---------        $--------
                                               =========            =========           ========        ==========        =========


                                    KSW, INC.
                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------                                      -----------

3.1 Amended and Restated Articles of Incorporation of KSW, Inc.(incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 ( No. 333-21735), February 13, 1997).

3.2 Amended and Restated By-Laws of KSW, Inc.(incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

10.1 Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and KSW, Inc.(incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24,
                    1995).

10.2 Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and KSW, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24,
                    1995).

10.3 Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (Commission File No. 0-27290) for the fiscal year ended December 31, 1995 filed with the Commission on March 27, 1996).

10.4 Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., KSW, Inc. and Burton Reyer (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-27290) filed with the Commission on March 27, 1996).

10.5 Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

10.6 Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc., KSW, Inc. and Burton Reyer (incorporated herein by reference as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

10.7 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc.(incorporated herein by reference to Exhibit
                    2.1 to the Company's Annual Report on Form-10K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

10.8 Settlement and Release, dated June 11, 2002, by and between KSW, Inc., Floyd Warkol, Burton Reyer, Robert Brussel and the Helionetics Official Committee of Unsecured Creditors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on July 12, 2002).

10.9 1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24, 1995).

10.10 WCMA Loan And Security Agreement, dated as of May 30, 2001, between KSW Mechanical Services, Inc. and Merrill Lynch Business Financial Services, Inc.

10.11 WCMA Line of Credit Extension Letter, dated January 27, 2004, and WCMA Line of Credit Extension Letter Agreements, dated November 13, 2002 and December 12, 2001, respectively, between KSW Mechanical Services, Inc., KSW, Inc., Energy Alternatives, Inc. and Merrill Lynch Business Financial Services, Inc.

10.12 Agreement of Indemnity, dated May 24, 2001, by and among KSW, Inc., KSW Mechanical Services, Inc. and XL Specialty Insurance Company.

10.13 Employment Agreement, dated April 1, 2003, by and between Floyd Warkol and the Company.

11                  Statement Regarding Computation of Net Earnings (Loss) Per
                    Share.

21                  List of Subsidiaries

23.1                Consent of Rosen Seymour Shapss Martin & Company, LLP.

23.2                Consent of Marden, Harrison & Kreuter, CPAs P.C.

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