Form 10-K/A
period 2002-12-31
KSW INC
filed 2004-03-31
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-27290

                                -----------------

                                    KSW, INC.

           (Exact name of the Registrant as specified in its charter)


                Delaware                                       11-3191686
      ----------------------------                        ------------------
      (State or other jurisdiction                          (I.R.S. Employer
     incorporation or organization)                       Identification No.)

               37-16 23rd Street, Long Island City, New York 11101
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (718) 361-6500
                                                            -------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2002 was $ 3,786,958 (based on a price of $ .90 per share).

As of March 28, 2003, there were 5,470,311 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE


           EXPLANATORY NOTE................................................................................................4

PART II....................................................................................................................4

           ITEM 6.            SELECTED FINANCIAL DATA......................................................................4

           ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................6

           ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................................16

           ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................16

PART IV...................................................................................................................16

           ITEM 14.           CONTROLS AND PROCEDURES.....................................................................16

           ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................17


SIGNATURES................................................................................................................18


                                EXPLANATORY NOTE


This amendment to the Annual Report on Form 10-K of KSW, Inc. a Delaware corporation (the "Company" or "KSW") for the fiscal year ended December 31, 2002, that was originally filed on March 31, 2003, is being filed for the purpose of restating its financial statements and restating certain disclosures for the year ended December 31, 2002 and the quarters included therein.

At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were materially overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The overstatement did not change previously reported gross profit, operating income, net income (loss) or earning (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002 and nine months ended September 30, 2003 including for their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors.

This accounting error was initially reported by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date.

This amendment amends and restates in their entirety Items 6, 7 and 8 of Part II and Item 14 and Item 15 (A) 1 and 2 of Part IV of the Form 10-K for the fiscal year ended December 31, 2002, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated managements' discussion and analysis of financial condition and results of operations. In addition, in connection with the filing of this amendment, the Company is including as exhibits certain currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer and updated consent letters from the Company's independent accountants.

For additional discussion of developments relating to periods subsequent to December 31, 2002, please see the Company's Form 10-K report filed with the Securities and Exchange Commission with respect to the year ended December 31, 2003. The remainder of the Form 10-K for the year ended December 31, 2002, is not reproduced in this amendment, and this amendment does not reflect events occurring after the filing of the Company's original Form 10-K or, except as indicated, modify or update the original Form 10-K.

                                     PART II

ITEM 6.    SELECTED FINANCIAL DATA

           The following summary of certain financial information relating to the Company for the year ended December 31, 2002 (restated), is derived from, and is qualified by reference to, the financial statements for the year audited by Rosen Seymour Shapss Martin & Company, LLP. The information for the years ended December 31, 2001, 2000, 1999, and 1998 is derived from, and is qualified by reference to, the financial statements for those years audited by Marden, Harrison & Kreuter CPAs, P.C. Previous year amounts have been reclassified to conform to the December 31, 2002 presentation. Each of the previously mentioned financial statements is included herein or in prior year's annual reports on Form 10-K, and should be read in conjunction with such financial information.

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


INCOME STATEMENT:                                   2002               2001               2000               1999            1998
                                                 (Restated)
Revenues..............................            $46,448(a)         $51,012            $52,247            $44,720         $39,535
Costs of revenues.....................             40,808(a)          49,153             48,249             38,029          36,434
Gross profit..........................              5,640              1,859(b)           3,998(b)           6,691           3,101
Selling, general, administration,
expenses............................                4,196              4,499              4,706              4,280           4,364
Operating income (loss)...........                  1,444             (2,640)              (708)             2,411          (1,263)
Other income (expense)...........                    (107)               (55)               279                 99              63
Income (loss) before income taxes.....              1,337             (2,695)              (429)             2,510          (1,200)
Provision (benefit) for income
   taxes..............................              1,714(c)          (1,218)              (163)             1,143            (566)
Income (loss) before cumulative
    effect of change in accounting
    principle.........................               (377)            (1,477)              (266)             1,367            (634)
Cumulative effect of change in
   accounting principle net........                (1,888)(d)              -                  -                  -               -
Net (loss) income......................            (2,265)            (1,477)              (266)             1,367            (634)
Net (loss) income per share -
   Basic...............................              (.41)              (.27)              (.05)               .25            (.12)
   Diluted.............................              (.41)              (.27)              (.05)               .25            (.11)


(a)The Company's management identified and determined that reported revenues and costs of revenues during the year ended December 31, 2002 were materially overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company has restated these previously reported amounts and, with the oversight of its Audit Committee, has corrected its financial reporting system. Gross profit for the year ended December 31, 2002 did not change due to the offsetting effects of the misstatements.

(b)For the years ended December 31, 2001 and 2000, the Company experienced a gross profit erosion primarily due to lower than anticipated productivity and higher labor costs on several projects which commenced during the later half of 2000 and completed during 2001. As a result of these contract losses, the Company has changed its estimating and bidding practices, as discussed in the Management Discussions and Analysis section.

(c)During the year ended December 31, 2002, the Company recorded a valuation allowance totaling $1,045 against its deferred tax assets, at the recommendation of the Company's outside auditors engaged in the preparation of this audit.

(d)For the year ended December 31, 2002, the Company recorded a cumulative effect of a change in accounting principle for the write-off of goodwill as a result of the adoption of SFAS 142, which accounted for $1,888 of the net loss.


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     2002            2001               2000              1999              1998

Number of shares used in computation :
   Basic...............................         5,470,311          5,470,311          5,468,991          5,468,644        5,463,505
   Diluted.............................         5,470,311          5,470,311          5,641,050          5,468,644        5,655,195

BALANCE SHEET DATA:
Total assets...........................            17,171             27,620             28,263             26,147           21,273
Working capital........................             3,495              5,213              6,996              7,023            5,194
Current liabilities....................            10,029             18,149             17,255             14,912           11,388
Long-term liabilities..................                 -                 19                 51                 40               57
Stockholders' equity...................             7,142              9,452             10,957             11,195            9,828

OTHER DATA:
Current ratio..........................            1.35:1             1.29:1             1.41:1             1.47:1           1.46:1


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2002 (restated), 2001 and 2000.

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


RESULTS OF OPERATIONS

           The following table sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated:

                                                         2002                        2001                            2000
                                                         ----                        ----                            ----
                                                    (RESTATED)
                                              AMOUNT         PERCENT      AMOUNT         PERCENT          AMOUNT         PERCENT
                                              ------         -------      ------         -------          ------         -------
                                                                            (DOLLARS IN THOUSANDS)

REVENUES...............................     $   46,448          100.0    $   51,012         100.0       $   52,247           100.0
COSTS OF REVENUES......................         40,808           87.9        49,153          96.4           48,249            92.3
                                            -----------    -----------   -----------   -----------      -----------     -----------
GROSS PROFIT...........................          5,640           12.1         1,859           3.6            3,998             7.7
EXPENSES
      Selling, general, administrative
      expenses.........................          4,196            9.0         4,499           8.8            4,706             9.0
                                            -----------    -----------   -----------   -----------      -----------     -----------

OPERATING INCOME (LOSS)................          1,444            3.1        (2,640)         (5.2)            (708)           (1.3)
OTHER INCOME (EXPENSES)................           (107)           (.2)          (55)          (.1)             279             (.5)
                                            -----------    -----------   -----------   -----------      -----------     -----------

INCOME/(LOSS) BEFORE PROVISION FOR
  INCOME TAXES.........................          1,337            2.9        (2,695)         (5.3)            (429)            (.8)

PROVISION FOR INCOME TAXES.............          1,714            3.7        (1,218)         (2.4)            (163)            (.3)
                                            -----------    -----------   -----------   -----------      -----------     -----------

INCOME BEFORE CUMULATIVE CHANGE IN
  ACCOUNTING PRINCIPLE.................           (377)           (.8)       (1,477)         (2.9)            (266)            (.5)
CUMULATIVE CHANGE IN ACCOUNTING FOR
  GOODWILL, NET OF TAX BENEFIT.........         (1,888)          (4.1)          -             -               -                 -
                                            -----------    -----------   -----------   -----------      -----------     -----------

NET LOSS............................        $  ( 2,265)          (4.9)    $  (1,477)         (2.9)      $     (266)            (.5)
                                            ===========    ===========   ===========   ===========      ===========     ===========


YEAR ENDED DECEMBER 31, 2002 (RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues
--------

           Revenues decreased by $ 4,564,000 or (9.0)% to $ 46,448,000
(restated) for the year ended December 31, 2002, as compared to $ 51,012,000 for the year 2001. New projects started in the latter part of 2001 were completed during 2002 and a majority of new projects included in the Company's backlog at December 31, 2002 had not commenced. Revenue for the fourth quarter of 2002 was

$10,236,000 (restated), a reduction of $3,922,000 as compared to the fourth quarter of 2001 totaling $14,158,000. This decline was a result of market conditions, which were impacted by a slower economy and the attack on September 11, 2001 causing fewer contracts to bid. At December 31, 2002 the Company had backlog of approximately $26,200,000 (restated). The Company is actively seeking new contracts to add to its backlog. Revenues during the first half of 2001 were substantially less than the second half due to the delayed start of several new projects, which did not generate substantial revenues until the third quarter of 2001.

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

Gross profit
------------

           For the year ended December 31, 2002, the Company had a gross profit of $5,640,000 or 12.1% (restated), as compared to $1,859,000 or 3.6% for the year 2001. The increase can be attributed to gross profits from newer contracts started in 2001 and completed during 2002, which did not have the erosion of gross profit due to labor costs, which will be discussed later in this paragraph. In addition, the Company received $338,000 from the WTC Business Recovery Program of which $176,000 was allocated to costs of revenues in 2002. In the fourth quarter of 2002, the gross profit was $1,519,000 or 14.8% (restated) as compared to $1,251,000 or 8.8% for the same period in 2001. Starting with the third quarter of 2000 and continuing through the first half of 2001 the Company experienced an erosion of its gross profit percentage due to lower than anticipated productivity and higher labor costs on several projects. As a result of losses on these contracts, the Company has changed its bidding and estimating practices. The Company is more selective in bidding on projects that are highly labor intensive. While there continued to be some erosion during the completion of the projects in the third and fourth quarter of 2001, such erosion was more than offset by higher gross margins on newer projects.

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

Net loss
--------

           As a result of all of the items mentioned above the Company incurred a net loss of $2,265,000 in 2002 compared to a net loss of $1,477,000 in 2001.

           Without the Helionetics settlement, legal fees, write off of goodwill and the deferred tax valuation allowance, the Company would have had net income for the year ended December 31, 2002 of $ 1,084,000 or $.20 per share, assuming a 46% tax provision related to the increase in income.

           During the year ended December 31, 2002 the Company earned 41%, 15% and 11% of its revenue from its three largest customers, as restated. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues
--------

           Revenues decreased by $1,235,000 or 2.4% to $51,012,000 for the year ended December 31, 2001, compared to $52,247,000 for the year 2000. Revenues during the first half of 2001 were substantially less than the second half due to the delayed start of several new projects which did not generate substantial revenues until the third quarter of 2001. Revenue in the second half of 2001 increased to $30,603,000, compared to $20,402,000 for the first half, a 50% increase. At December 31, 2001 the Company had backlog of approximately $51,000,000 (restated).

Costs of revenues
-----------------

           Costs of revenues increased by $904,000 or 1.9% from $48,249,000 for the year ended December 31, 2000 compared to $49,153,000 for the year ended December 31, 2001, even though revenue decreased, due to the higher labor costs in the first half of 2001 which are described in the following paragraph.

Gross profit
------------

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

Other income (expenses)
-----------------------

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

Provision (benefit) for income taxes
------------------------------------

           The income tax benefit for the year ended December 31, 2001 was $1,218,000 or 45% of taxable loss compared to $163,000 or 38% of taxable loss for the year ended December 31, 2000 The percentages were affected by certain state and local taxes paid based on net worth.

Net loss
--------

           As a result of all of the items mentioned above the Company had a net loss of $1,477,000 in 2001 compared to a net loss of $266,000 in 2000. During the fourth quarter of 2001, the Company had a net profit of $163,000 compared to a net loss of $650,000 in 2000.

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

Cash provided by (used in) operations
-------------------------------------

           Net cash provided by operating activities was $1,678,000 in 2002. Net cash used in operations was $4,567,000 in 2001 and $497,000 in 2000. The increase in 2002 was primarily due to the increase in operating income and the Company's ability to collect its accounts receivable in a more timely manner. During 2001 and the later half of 2000, the Company experienced an erosion of gross profits on several projects due to lower productivity and higher labor costs. These projects were completed during 2001. The Company believes it has changed its bidding and estimating practices to minimize these problems in the future. In addition, during 2001 and 2000, the Company incurred legal expenses of $653,000 and $401,000, respectively, to defend itself in various legal actions.

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

Cash provided by (used in) financing activities
-----------------------------------------------

           Net cash provided by financing activities was $178,000 in 2002 and $158,000 in 2001. These increases were primarily due to the Company utilizing its line of credit. The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on December 31, 2003. The line of credit calls for borrowing at 3% over the 30 day dealer commercial paper rate (4.29% at December 31, 2002). At December 31, 2002 and 2001, there were $387,000 and $190,000, respectively, of outstanding borrowing against the facility. During 2000, cash used in operating activities was $16,000, primarily due to the repayment of long term liabilities.

           The Company's backlog at December 31, 2002 was $26,200,000 (restated) as compared to approximately $51,000,000 (restated) at December 31, 2000. The Company is actively seeking new contracts, but due to the September 11, 2001 attacks and the current economic conditions there are fewer contracts to bid. The Company believes its current cash resources are adequate to fund a moderate decrease in sales volume next year. However, the Company's capital resources may not be sufficient to sustain a substantial revenue decrease.

           The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At December 31, 2002, approximately $10,250,000 of the Company's backlog of $26,200,000 (restated) is bonded.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company material obligations and commitments to make future payments under contracts:

                                                                           PAYMENTS DUE BY PERIOD
                                                                           ----------------------

            CONTRACTUAL OBLIGATIONS                TOTAL                  LESS THAN 1 YEAR               1 - 3 YEARS
            -----------------------                -----                  ----------------               -----------
           Operating leases                   $ 271,000  (1)                $ 180,000                    $  91,000
           Line of Credit                       387,000  (2)                  387,000                         -
                                              ----------                    ----------                   ----------
           Total contractual cash
             obligations                      $ 658,000                     $ 567,000                    $  91,000
                                              ==========                    ==========                   ==========

(1) The Company is obligated to pay monthly rental payments of approximately $15,000 and has the option to extend this lease an additional five years from June 2004 to June 2009.

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


                                     PART IV

           Items 14 and 15(A)1 and 2 of Form 10-K, are amended and restated in its entirety, and Item 15 of Form 10-K is further supplemented for certain additional exhibits required in connection with the filing of this amendment, as follows.


ITEM 14.   CONTROLS AND PROCEDURES

           At the end of January 2004, the Company's management identified material overstatements of reported revenues and costs of revenues with respect to the year ended December 31, 2002, as well as in each of the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. As disclosed in press release and a Form 8-K furnished to the SEC on February 2, 2004, these overstatements resulted from an accounting error attributable to the Company's failure to eliminate certain intra-company accounts. Reported gross profit, operating income (loss), net income (loss), and earning (loss) per share for the periods, however, were unaffected. Management has analyzed and, with the oversight of its Audit Committee, has corrected its financial reporting system. The Company's financial reporting system has been changed to better monitor and track these eliminations, which were the cause of the overstatement. As a result of the accounting error, the Company has restated its financial statements in this amendment to its Annual Report on Form 10-K for the year ended December 31, 2002, and in its Annual Report on Form 10-K for the year ended December 31, 2003.

           The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2002. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as described above, our disclosure controls and procedures were effective as of December 31, 2002.

           There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Company's fourth fiscal quarter ended December 31, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted above, the Company has made changes to its financial reporting system in the first quarter of 2004.



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

           See Index to consolidated financial statements and financial statement schedules on page F-1 of this form 10-K

           3. Exhibits

No.            Description
---            -----------

23.1           Consent of Marden, Harrison & Kreuter, CPAs P.C.

23.2           Consent of Rosen Seymour Shapss Martin & Company, LLP.

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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KSW, INC.

                                      By: /s/ Floyd Warkol
                                          --------------------------------------
                                          Floyd Warkol
                                          President, Chief Executive Officer,
                                          Secretary and Chairman of the Board of
                                          Directors
                                          March 29, 2004

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

Notes to consolidated financial statements                           F-11-37

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



New York, New York
February 19, 2003
except for Notes 14 and 15, which is as of March 19, 2004

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

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
February 1, 2002

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

                                                                      2002                     2001
                                                                  -----------              -----------
         A S S E T S
         -----------
Current assets:
    Cash                                                          $     2,516              $       715
    Marketable securities                                                 473                      641
    Accounts receivable, net                                            6,774                   17,639
    Retainage receivable                                                2,746                    2,549
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                           569                       26
    Deferred income taxes                                                   -                    1,067
    Prepaid expenses and other receivables                                446                      725
                                                                  -----------              -----------

                     Total current assets                              13,524                   23,362


Property and equipment, net                                               232                      333
Accounts receivable                                                     1,937
Goodwill, net                                                               -                    3,514
Deferred income taxes and other                                         1,478                      411
                                                                  -----------              -----------

         Total assets                                             $    17,171              $    27,620
                                                                  ===========              ===========

                                   (continued)

                                                                                      2002                       2001
                                                                                      ----                       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Loan payable                                                                  $       387                $       190
    Accounts payable                                                                    7,075                     11,375
    Retainage payable                                                                   1,317                      1,774
    Accrued payroll and benefits                                                          247                        747
    Accrued expenses                                                                      171                        374
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                   832                      3,689
                                                                                  ------------               ------------

                     Total current liabilities                                         10,029                     18,149

Long-term liabilities                                                                       -                         19
                                                                                  ------------               ------------

                     Total liabilities                                                 10,029                     18,168
                                                                                  ------------               ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
    Preferred stock: 1,000,000 shares authorized,
         no shares issued and outstanding                                                   -                          -
    Common stock:  $.01 par value, 25,000,000 shares authorized, 5,470,311
        shares issued and outstanding                                                      54                         54
    Additional paid-in capital                                                          9,729                      9,729
    Accumulated deficit                                                                (2,593)                      (328)
    Accumulated other comprehensive loss:
        Net unrealized holding loss on available for sale securities                      (48)                        (3)
                                                                                  ------------               ------------

                     Total stockholders' equity                                         7,142                      9,452
                                                                                  ------------               ------------

                     Total liabilities and stockholders' equity                   $    17,171                $    27,620
                                                                                  ============               ============


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                ------------------------------------------------

                                                                                     2002
                                                                                   (RESTATED)             2001                2000
                                                                                   ----------           ----------        ----------
Revenues                                                                           $  46,448            $  51,012         $  52,247

Costs of revenues                                                                     40,808               49,153            48,249
                                                                                   ----------           ----------        ----------
  Gross profit                                                                         5,640                1,859             3,998

Selling, general and administrative expenses                                           4,196                4,499             4,706
                                                                                   ----------           ----------        ----------
  Operating income (loss)                                                              1,444               (2,640)             (708)
                                                                                   ----------           ----------        ----------
Other income (expense):

Interest income (expense), net                                                           (17)                  45               279

Loss on sale of marketable securities                                                    (90)                (100)                -
                                                                                   ----------           ----------        ----------

  Total other income (expense)                                                          (107)                 (55)              279
                                                                                   ----------           ----------        ----------

Income (loss) before provision (benefit)
 for income taxes                                                                      1,337               (2,695)             (429)

Provision (benefit) for income taxes                                                   1,714               (1,218)             (163)
                                                                                   ----------           ----------        ----------
   Loss before cumulative effect of change in
   accounting principle                                                                (377)              (1,477)             (266)

Cumulative effect of change in accounting for
 goodwill, net of income tax benefit of $ 1,626                                       (1,888)                   -                 -
                                                                                   ----------           ----------        ----------

   Net loss                                                                        $  (2,265)           $  (1,477)        $    (266)
                                                                                   ==========           ==========        ==========

Loss per common share basic and diluted before effect of change in
accounting principle                                                               $    (.06)           $    (.27)        $    (.05)

Cumulative effect of change in accounting principle                                     (.35)                   -                 -
                                                                                   ----------           ----------        ----------

Basic and diluted loss per common share                                            $    (.41)           $    (.27)        $    (.05)
                                                                                   ==========           ==========        ==========

Weighted average common shares outstanding -

Basic                                                                              5,470,311            5,470,311         5,468,991

Diluted                                                                            5,470,311            5,470,311         5,641,050


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                ------------------------------------------------

                                                                                   2002                 2001                2000
                                                                                -----------         -----------         -----------

Net loss                                                                        $   (2,265)         $   (1,477)         $     (266)
                                                                                -----------         -----------         -----------

Other comprehensive income (loss) before tax
   Net unrealized holding gains
    (losses) arising during the year                                                  (176)               (128)                 25

   Less: reclassification adjustment for
     losses included in net loss                                                        90                 100                   -
                                                                                -----------         -----------         -----------

   Other comprehensive income (loss) before tax                                        (86)                (28)                 25

Income tax related to items of other comprehensive loss                                 41                   -                   -
                                                                                -----------         -----------         -----------


  Other comprehensive income (loss) net of tax                                         (45)                (28)                 25
                                                                                -----------         -----------         -----------

Total comprehensive loss                                                        $   (2,310)         $   (1,505)         $     (241)
                                                                                ===========         ===========         ===========



                 See notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

                                                                          ADDITIONAL      RETAINED          OTHER
                                                  COMMON STOCK             PAID-IN        EARNINGS       COMPREHENSIVE
                                           SHARES            AMOUNT        CAPITAL       (DEFICIT)       INCOME (LOSS)       TOTAL
                                           ------            ------        -------       ---------       -------------       -----

Balances, December 31, 1999                  5,468,644      $     54    $   9,726       $   1,415                  -         11,195
Exercise of stock options                        1,667             -            3               -                  -              3
Net loss                                             -             -            -            (266)                 -           (266)
Net unrealized gain on available for
  sale securities                                    -             -            -               -                 25             25
                                            ----------     ----------   ----------      ----------         ----------     ----------

Balances, December 31, 2000                  5,470,311            54        9,729           1,149                 25         10,957
Net loss                                             -             -            -          (1,477)                 -         (1,477)
Net unrealized loss on available for
  sale securities
                                                     -             -            -               -                (28)           (28)
                                            ----------     ----------   ----------      ----------         ----------     ----------
Balances, December 31, 2001                  5,470,311            54        9,729            (328)                (3)         9,452
Net loss                                             -             -            -          (2,265)                 -         (2,265)
Net unrealized loss on available for
 sale securities                                     -             -            -               -                (45)           (45)
                                            ----------     ----------   ----------      ----------         ----------     ----------
Balances, December 31, 2002                  5,470,311     $      54    $   9,729       $  (2,593)           $   (48)     $   7,142
                                            ==========     ==========   ==========      ==========         ==========     ==========



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                           ---------------------------

                                                                              2002          2001             2000
                                                                           ----------    ----------       ----------
Reconciliation of net loss to net cash provided by
  (used in) operating
    activities:

       Net loss                                                            $  (2,265)    $  (1,477)       $    (266)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

           Depreciation and amortization                                         131           304              323
           Deferred income taxes                                               1,667        (1,243)            (197)
           Write off of goodwill, net                                          1,888             -                -
           Realized loss on sale of marketable securities                         90           100                -
           Loss on sale of fixed assets                                           17             -                -

    Changes in assets (increase) decrease:
               Accounts receivable                                             8,928        (3,935)          (3,098)
               Retainage receivable                                             (197)          714              859
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                         (543)          112              200
               Prepaid expenses and other receivables                            279           154             (661)

    Changes in liabilities increase (decrease):
               Accounts payable                                               (4,300)        2,552            2,553
               Retainage payable                                                (457)           (7)               7
               Accrued payroll and benefits                                     (500)         (401)             (17)
               Accrued expenses                                                 (203)         (306)             311
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                       (2,857)       (1,134)            (511)
                                                                           ----------    ----------       ----------

                         Net cash provided by (used in) operating
                           activities                                          1,678        (4,567)            (497)
                                                                           ----------    ----------       ----------

Cash flows from investing activities:
    Net sale (purchase) of marketable securities                                  (8)        1,772           (2,516)
    Proceeds from sale of property                                                14             -                -
    Purchase of property and equipment                                           (61)         (147)            (123)
                                                                           ----------    ----------       ----------
                         Net cash provided by (used in) investing
                           activities                                            (55)        1,625           (2,639)
                                                                           ----------    ----------       ----------

                                   (continued)

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                          ----------------------------


                                                                          2002              2001               2000
                                                                       ---------         ---------          ---------
Cash flows from financing activities:
   Exercise of stock options                                                  -                 -                  3
   Long term liabilities                                                    (19)              (32)               (19)
   Increase in loans payable                                                197               190                  -
                                                                       ---------         ---------          ---------

       Net cash provided by (used in) financing activities                  178               158                (16)
                                                                       ---------         ---------          ---------

       Net increase (decrease) in cash and cash equivalents               1,801            (2,784)            (3,152)

Cash and cash equivalents, beginning of year                                715             3,499              6,651
                                                                       ---------         ---------          ---------

Cash and cash equivalents, end of year                                 $  2,516          $    715         $    3,499
                                                                       =========         =========          =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

       Interest                                                        $     31          $     48         $       22

       Income taxes                                                    $     47          $     12         $      690


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

                  The Company does not record any income from claims until the claims have been received or awarded. The gross profit recognized in 2002, 2001 and 2000 applicable to the finalization of contract balances of contracts completed in prior periods were approximately $176, $65 and $264, respectively.

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

                          ----------------------------


     (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

          (G)  GOODWILL - CONT'D

               The following is a pro forma reconciliation of reported net income adjusted for adoption of SFAS-142 for the years ended December 31, 2002, 2001 and 2000:

                                                                                 2002               2001                2000
                                                                                 ----               ----                ----

                     Reported net loss                                       $   (2,265)         $   (1,477)        $     (266)
                     Goodwill amortization net of taxes                      $    1,888          $       82         $       82
                                                                             -----------         -----------        -----------

                     Pro forma net loss                                      $     (377)         $   (1,395)        $     (184)
                                                                             ===========         ===========        ===========

                                                                                 2002               2001                2000
                                                                                 ----               ----                ----
                     Basic and Diluted loss per share:
                     Reported net loss per share                             $     (.41)         $      (27)        $     (.05)
                     Goodwill amortization per share, net of taxes           $     (.35)         $      .02         $      .02
                                                                             -----------         -----------        -----------

                     Pro forma loss per share                                $     (.06)         $     (.25)        $     (.03)
                                                                             ===========         ===========        ===========


          (H)  INCOME TAXES

               The Company uses the asset and liability method of accounting for income taxes recommended in SFAS No. 109, "Accounting for Income Taxes.". Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when, based on outside auditor recommendation, it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

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

               In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The adoption of his pronouncement did not have a material effect on the financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

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

     (4)  CONSTRUCTION CONTRACTS

          Information with respect to contracts in progress at December 31, 2002 and 2001 is as follows:

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (4)  CONSTRUCTION CONTRACTS - CONT'D

                                                                                              2002
                                                                                           (RESTATED)                  2001
                                                                                           ----------                  ----
            Costs on uncompleted contracts                                                $   36,124               $   28,408

            Estimated earnings thereon                                                         3,458                    4,144
                                                                                          -----------              -----------
                                                                                              39,582                   32,552

            Less billings applicable thereto                                                  39,845                   36,215
                                                                                          -----------              -----------
                                                                                          $     (263)              $   (3,663)
                                                                                          ===========              ===========

          Included in the accompanying consolidated balance sheets under the following captions:

                                                                                             2002                      2001
                                                                                             ---                       ----
            Costs and estimated earnings in excess of billings
            on uncompleted contracts                                                      $      569               $       26

            Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                            (832)                  (3,689)
                                                                                          -----------              -----------
                                                                                          $     (263)              $   (3,663)
                                                                                          ===========              ===========

     (5)  PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 2002 and 2001 consists of the following:
                                                                                              2002                       2001
                                                                                              ----                       ----

                Machinery and equipment                                                   $      497               $      624
                Furniture and fixtures                                                           712                      676
                Leasehold improvements                                                           828                      828
                                                                                          -----------              -----------
                                                                                               2,037                    2,128

                Less accumulated depreciation and amortization                                 1,805                    1,795
                                                                                          -----------              -----------
                                                                                          $      232               $      333
                                                                                          ===========              ===========

          Depreciation and amortization expense relating to property and equipment was approximately $131, $151 and $170 for the years ended December 31, 2002, 2001 and 2000, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (6)  INCOME TAXES

          For the years ended December 31, 2002, 2001 and 2000, components of provision (benefit) to income taxes are as follows:

                                                               2002                   2001                  2000
                                                               ----                   ----                  ----
            Current
                 Federal                                  $         -            $         -           $       (16)
                 State and local                                   47                     54                    50
                                                          ------------           ------------          ------------

                                                                   47                     54                    34
                                                          ------------           ------------          ------------
            Deferred
                 Federal                                          997                   (760)                 (122)
                 State and local                                  670                   (512)                  (75)
                                                          ------------           ------------          ------------
                                                                1,667                 (1,272)                 (197)
                                                          ------------           ------------          ------------
                                 Total                    $     1,714            $    (1,218)          $      (163)
                                                          ============           ============          ============


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

          A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income before taxes is as follows:

                                                                                     2002           2001        2000
                                                                                     ----           ----        ----
            Computed tax at the federal statutory rate of 34%                    $   455       $   (916)       $ (146)
            State taxes, net of Federal benefit                                      162           (326)          (52)
            Valuation allowance                                                    1,045              -             -
            Other items, net                                                          52             24            35
                                                                                ---------      ---------      ---------
            Provision (benefit) for income taxes                                $  1,714       $ (1,218)       $ (163)
                                                                                =========      =========      ========


                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (6)  INCOME TAXES - CONT'D

          The details of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                                        2002                 2001
                                                                                        ----                 ----
            Deferred income tax assets:

                   Net operating loss carryforwards                                  $     979          $    1,585
                   Amortization of goodwill                                              1,058                   -
                   Property and equipment                                                  267                 278
                   Allowance for doubtful accounts                                          92                  92
                   Unrealized losses on marketable securities                               41                   -
                   Other tax carryforwards                                                  77                   -
                                                                                     ----------         -----------
            Total deferred income tax assets                                             2,514               1,955
                                                                                     ----------         -----------

            Deferred income tax liabilities:
                   Amortization of goodwill                                                  -                (486)
                                                                                     ----------         -----------
                                                                                             -                (486)
                                                                                     ----------         -----------

                   Net deferred income tax assets before valuation allowance             2,514               1,469
                   Valuation allowance                                                  (1,045)                  -
                                                                                     ----------         -----------
                   Deferred income tax assets, net                                   $   1,469          $    1,469
                                                                                     ==========         ===========


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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (7)  ACCUMULATED OTHER COMPREHENSIVE INCOME

          At December 31, 2002 and 2001, accumulated other comprehensive income
          (loss), which consists of net unrealized holding gains (losses) on available for sale securities, is as follows:

                                                           2002           2001
                                                           ----           ----
                     Beginning balance                    $  (3)          $ 25
                     Current period change                  (45)           (28)
                                                          ------          -----
                     Ending balance                       $ (48)          $ (3)
                                                          ======          =====

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

          (B)  OPERATING LEASES

               The Company is obligated under non-cancelable operating leases, for office space with future rental payments at December 31, 2002 as follows:

                           YEAR ENDING
                           DECEMBER 31
                           -----------

                              2003            $    180
                              2004                  91
                                              --------
                                              $    271
                                              ========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


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

          (C)  EMPLOYMENT AGREEMENTS

               KSW Mechanical Services, Inc., the Company's wholly-owned subsidiary, entered into employment agreements with two of its officers for the period January 1999 through December 2000. These agreements provided for aggregate base annual compensation of $660 each year plus 15% of income before taxes in excess of $250. The officers were also entitled to medical insurance, disability insurance and life insurance. The Company has not entered into new employment agreements with these individuals. The original agreement provided for a non-compete provision which expired December 2002. Since January 1, 2001, they continued in the same capacities and continued to receive the same base financial remuneration as under the prior employment agreements. During 2002 and 2001, officers' combined compensation was a base salary of $660. No bonuses were paid in 2002, 2001 and 2000 to these two officers. During 2002, these two officers have elected to reduce their salaries in the amount of $50 to reimburse the Company in the settlement of the Helionetics Credits Committee action (see note 8(e)). These officers are entitled to reimbursement of this salary reduction from 10% of any proceeds up to $500 from the Stroock, Stroock & Lavan, LLP litigation.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------


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

                          ----------------------------


     (8)  COMMITMENTS AND CONTINGENCIES - CONT'D

          (E)  LEGAL - CONT'D

          b.   Stroock & Stroock & Lavan, LLP. - cont'd:

               Company and three of its directors and officers in the Helionetics Creditors Committee Action. The Company's action seeks to recoup its legal fees paid for the distribution, the fees spent in defense of the Helionetics Creditors Committee Action, and the $450 payment made by the Company and its directors to settle that action (a total of approximately $1,800), plus punitive damages. Subsequent to the filing of this malpractice action in California, Stroock sued the Company and three of its directors in New York State Supreme Court seeking "not less than $300" for legal fees allegedly earned in connection with Stroock's representation of the Company in the Helionetics Creditors Committee Action. The Company moved to dismiss this case on the grounds that California is the proper venue for the parties' disputes and that any claims for legal fees relate to the Company's malpractice action in California. On October 24, 2001, the New York Court granted the Company's motion to the extent of staying the New York action pending the determination of the California Action, on condition that the Company does not object to Stroock's assertion of a counterclaim for legal fees in the California malpractice action. Discovery is complete in this California action. Trial is scheduled for April 1, 2003.

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

                          ----------------------------


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

                          ----------------------------

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

          (B)  CONTRACT REVENUE/SIGNIFICANT CUSTOMERS

               Revenues from the Company's three largest customers were approximately 41%, 15% and 11% (restated) of its contract revenue in 2002, 23%, 16% and 14% in 2001, and 20%, 19% and 15% in 2000.

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

                          ----------------------------

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

                          ----------------------------

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------



     (12) STOCKHOLDERS' EQUITY CONT'D.

          (A)  STOCK OPTION PLAN - CONT'D

               Changes that occurred in options outstanding during 2002, 2001 and 2000 are summarized below:

                                                                 2002                    2001                       2000
                                                                 Fixed                   Fixed                      Fixed
                                                      Option    Exercise    Option      Exercise     Option        Exercise
                                                      Shares     Price      Shares       Price       Shares         Price
                                                      -----------------------------------------------------------------------

Outstanding at beginning of year                      621,667    $ 1.50      640,000    $ 1.50         641,667      $ 1.50

Granted                                                   -                      -                         -

Exercised                                                 -                      -                      (1,667)     $ 1.50

Expired/ Canceled                                         -                   (18,333)                     -

                                                      --------               ---------                ---------
Outstanding at end of year                            621,667    $ 1.50       621,667    $ 1.50        640,000      $ 1.50
                                                      ========               =========                =========

Exercisable at end of year                            621,667    $ 1.50       621,667    $ 1.50        621,667      $ 1.50


               The following table summarizes information about stock options outstanding at December 31, 2002:

                                                       Remaining
                Exercise Price         Shares        Contractual Life
                --------------         ------        ----------------

                     $1.50             621,667         3.2 years

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

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

                                                                                  2002            2001          2000
                                                                                  ----            ----          ----
            Net loss before the effect of change in accounting
              principle - as reported                                          $     (377)     $   (1,477)    $     (266)
            Stock option compensation, net of tax                                       -              (9)            (9)
                                                                               -----------     -----------    -----------
            Net loss before the effects of change in accounting
              principle - pro forma                                            $     (377)     $   (1,486)    $     (275)
                                                                               ===========     ===========    ===========


            Net loss - as reported                                             $   (2,265)     $   (1,477)    $     (266)
            Stock option compensation, net of tax                                       -              (9)            (9)
                                                                               -----------     -----------    -----------
            Net loss - pro forma                                               $   (2,265)     $   (1,486)    $     (275)
                                                                               ===========     ===========    ===========


            Per share (basic):
            Before cumulative effect of change in accounting
              principle - as reported                                          $     (.06)     $     (.27)     $     (05)
            Stock option compensation, net of tax                                       -               -              -
                                                                               -----------     -----------    -----------
            Before cumulative effect of change in accounting
              principle - pro forma                                            $     (.06)     $     (.27)     $    (.05)
                                                                               ===========     ===========    ===========


                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (12) STOCKHOLDERS' EQUITY CONT'D

          (A)  STOCK OPTION PLAN - CONT'D

                                                                               2002            2001           2000
                                                                               ----            ----           ----
            Per share (diluted):
            Before cumulative effect of change in accounting
              principle - as reported                                      $    (.06)       $    (.27)     $     (05)
            Stock option compensation, net of tax                                  -                -              -
                                                                           ----------       ----------     ----------

            Before cumulative effect of change in accounting
              principle - pro forma                                        $    (.06)       $    (.27)     $    (.05)
                                                                           ==========       ==========     ==========



            Net loss per share - as reported                               $    (.41)       $    (.27)     $    (.05)
                                                                           ==========       ==========     ==========

            Net loss per share - pro forma                                 $    (.41)       $    (.27)     $    (.05)
                                                                           ==========       ==========     ==========


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

     (13) BACKLOG [UNAUDITED]

          At December 31, 2002, the Company had a backlog of approximately $26,200 (restated). Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (14) RESTATEMENT

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

                                                                                  AS PREVIOUSLY             AS
            QUARTERLY DATA                                                          REPORTED             RESTATED
            --------------                                                        ------------          -----------
            Three months ended March 31, 2002 (unaudited)
            Revenue                                                            $      13,138          $      12,798
            Cost of Revenues                                                          11,617                 11,277
                                                                               --------------         --------------
            Gross Profit                                                       $       1,521          $       1,521
                                                                               ==============         ==============
            Gross Profit %                                                             11.6%                  11.9%
                                                                               ==============         ==============

            Three months ended June 30, 2002 (unaudited)
            Revenue                                                            $      14,756          $      14,066
            Cost of Revenues                                                          13,408                 12,718
                                                                               --------------         --------------
            Gross Profit                                                       $       1,348          $       1,348
                                                                               ==============         ==============
            Gross Profit %                                                              9.1%                   9.6%
                                                                               ==============         ==============

            Three months ended September 30, 2002 (unaudited)
            Revenue                                                            $      10,600           $      9,348
            Cost of Revenues                                                           9,348                  8,096
                                                                               --------------         --------------
            Gross Profit                                                       $       1,252           $      1,252
                                                                               ==============         ==============
            Gross Profit %                                                             11.8%                  13.4%
                                                                               ==============         ==============

            Three months ended December 31, 2002 (unaudited)
            Revenue                                                            $      11,819           $     10,236
            Cost of Revenues                                                          10,300                  8,717
                                                                               -------------          --------------
            Gross Profit                                                       $       1,519          $       1,519
                                                                               ==============         ==============
            Gross Profit %                                                             12.9%                  14.8%
                                                                               ==============         ==============


                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (15) SELECTED QUARTERLY DATA (UNAUDITED)

          The following is unaudited selected quarterly data for the years ended December 31,2002 and 2001:

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


(a) The Company's management identified and determined that reported revenues and costs of revenues during the year ended December 31, 2002, were materially overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company has restated these previously reported amounts and, with the oversight of its Audit Committee, has improved its financial reporting system.

(b) During the fourth quarter of 2002, the Company, recorded a valuation allowance totaling $1,045 against its deferred tax assets.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

             (15) SELECTED QUARTERLY DATA (UNAUDITED) - CONT'D.

                                                                         Year ended December 31, 2002
                                                                         ----------------------------

                                                        First          Second         Third             Fourth
                                                       quarter        quarter        quarter           quarter         Total
                                                       -------        -------        -------           -------         -----
Per share of common stock earnings (losses):
Basic                                              $    (0.34)    $     0.03     $      0.02       $      (.12)     $     (.41)
Diluted                                            $    (0.34)    $     0.03     $      0.02       $      (.12)     $     (.41)

Dividends                                          $        -     $        -     $         -       $         -      $        -
Stock prices:
High                                               $     1.04     $     1.05     $      1.05       $       .90
Low                                                $      .70     $      .70     $       .80       $       .90


                                                                         Year ended December 31, 2001
                                                                         ----------------------------

                                                        First          Second         Third             Fourth
                                                       quarter        quarter        quarter           quarter         Total
                                                       -------        -------        -------           -------         -----

Revenues                                           $   10,584     $    9,747     $    16,523       $    14,158      $   51,012
Gross profit                                             (363)(c)       (786)(c) $     1,757       $     1,251      $    1,859
Net income (loss)                                  $     (816)    $   (1,091)    $       267       $       163      $   (1,477)
Per share of common stock earnings (losses):
Basic                                              $     (.15)    $     (.20)    $       .05       $       .03      $     (.27)
Diluted                                            $     (.15)    $     (.20)    $       .05       $       .03      $     (.27)


(c) During the first half of 2001, the Company completed certain contracts which experienced gross profit erosion due to lower than anticipated productivity and higher labor costs. As a result of these contract losses, the Company has changed its bidding and estimating practices.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ----------------------------


     (15) SELECTED QUARTERLY DATA (UNAUDITED) - CONT'D.


                                                                    Year ended December 31, 2001
                                                                    ----------------------------

                                                      First         Second          Third        Fourth
                                                      quarter      quarter         quarter      quarter       Total
                                                      -------      -------         -------      -------

Dividends                                          $      -     $        -     $        -    $        -    $     -

Stock prices:
High                                               $    1.37    $      1.01    $       .92   $      .92
Low                                                $     .62    $       .56    $       .47   $      .59


                                  EXHIBIT INDEX


No.                 Description
---                 -----------


23.1                Consent of Marden, Harrison & Kreuter, CPAs P.C.

23.2                Consent of Rosen Seymour Shapss Martin & Company, LLP.

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