Form 10-Q
period 2004-03-31
KSW INC
filed 2004-05-17
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

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

                                  718-361-6500
                                  ------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES    NO  X
                                                   ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
                  Class                                   May 14, 2004
                  -----                                   ------------
         Common stock, $.01 par value                     5,470,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
                          ----------------------------

                                TABLE OF CONTENTS                       Page No.
_____________________________________________________________________
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets -                              3
                  March 31, 2004 and December 31, 2003

                  Consolidated Statements of Operations -                    4
                  Three months ended March 31, 2004
                  and 2003

                  Consolidated Statements of Comprehensive Loss  -
                  Three months ended March 31, 2004 and 2003                 5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2004 and 2003                 6

                  Notes to Consolidated Financial Statements                 7


Item 2.           Management's Discussion and Analysis of                    9
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About            12
                  Market Risk

Item 4.           Controls and Procedures                                   13
_____________________________________________________________________
PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                         13
Item 2            Changes in Securities, Use of Proceeds and
                    Issuer Purchase of Equity Securities                    14
Item 3            Defaults Upon Senior Securities                           14
Item 4            Submission of Matters to a Vote of Security Holders       14
Item 5            Other Information                                         14
Item 6            Exhibits and Reports on Form 8-K                          14
_____________________________________________________________________
SIGNATURE                                                                   15

INDEX TO EXHIBITS                                                           16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              December 31,
                                                     March 31, 2004              2003
                                                     ------------             ------------
ASSETS                                                (unaudited)
------
Current assets:
   Cash                                              $     2,439                $   3,156
   Marketable securities                                     638                      621
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/04 and 12/31/03                                  5,909                    6,303

   Retainage receivable                                    1,481                    2,159
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                       182                      622

   Prepaid expenses and other receivables                    170                      420
                                                     ------------             ------------
      Total current assets                                10,819                   13,281

Property and equipment, net of accumulated
   depreciation and amortization of $ 1,857 and $ 1,840
   at 3/31/04 and 12/31/03,  respectively                    129                      146
Accounts receivable                                        1,937                    1,937
Deferred income taxes and other                            1,470                    1,470
                                                     ------------             ------------
   Total assets                                         $ 14,355                  $16,834
                                                     ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                    $   4,147                $   4,978
   Retainage payable                                         741                    1,141
   Accrued payroll and benefits                              428                      477
   Accrued expenses                                          104                      182
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,530                    2,007
                                                     ------------             ------------
        Total current liabilities                          6,950                    8,785
                                                     ------------             ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                         -                        -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 3/31/04 and 12/31/03                  54                       54
   Additional paid-in capital                              9,729                    9,729
   Accumulated deficit                                    (2,422)                  (1,778)
   Accumulated other comprehensive gain :
      Net unrealized holding gain on available
        for sale securities                                   44                       44
                                                     ------------             ------------
       Total stockholders' equity                          7,405                    8,049
                                                     ------------             ------------
   Total liabilities and stockholders' equity         $   14,355                $  16,834
                                                     ============             ============


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                         Three Months            Three Months
                                     Ended March 31, 2004   Ended March 31, 2003
                                     --------------------   --------------------
                                                                  (RESTATED)

Revenues                                        $6,431               $6,141
Cost of revenues                                 5,924                5,704
                                               --------             --------

 Gross profit                                      507                  437

Selling, general and administrative
     expenses                                    1,167                  468
                                               --------             --------

  Operating loss                                  (660)                 (31)
                                               --------             --------

Other income (expense):
Interest income, net                                 -                    1
Gain (loss) on sale of marketable
securities                                          17                  (23)
                                               --------             --------
 Total other income (expense)                       17                  (22)
                                               --------             --------

 Loss before provision for income taxes
                                                  (643)                 (53)

Provision for income taxes                           1                    5
                                               --------             --------

Net loss                                        $ (644)              $  (58)
                                               ========             ========

Loss per common share:
Basic                                           $ (.12)              $ (.01)


Diluted                                         $ (.12)              $ (.01)

Weighted average common shares
outstanding:
  Basic                                      5,470,311            5,470,311

  Diluted                                    5,470,311            5,470,311


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)

                                                   Three Months          Three Months
                                               Ended March 31, 2004   Ended March 31, 2003
                                               --------------------   --------------------

           Net loss                                  $ (644)                $  (58)
                                                     -------                -------

      Other comprehensive income
          before tax:
      Unrealized holding gains
      (losses) arising during the period                 17                    (11)


      Less: reclassification adjustment for
       (income) losses included in net loss             (17)                    23
                                                     -------                -------

      Other comprehensive income
          before tax                                      -                     12
      Income tax related to items of
         other comprehensive income                       -                      5
                                                     -------                -------

      Other comprehensive income,
          net of tax                                      -                      7
                                                     -------                -------

      Total comprehensive loss                       $ (644)                $  (51)
                                                     =======                =======


           See accompanying notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        Three Months             Three Months
                                                    Ended March 31,2004      Ended March 31, 2003
                                                    -------------------      --------------------
Cash flows from operating activities:
   Net loss                                                $ (644)                 $  (58)
Adjustments to reconcile net loss  to cash
used in operating activities:
     Depreciation and amortization                             17                      23
     Deferred income taxes                                      -                      (4)
    Realized (gain) loss on sale of
    marketable securities                                     (17)                     23

Changes in operating assets and liabilities:
     Accounts receivable                                      394                   1,389
     Settlement receivable                                      -                    (850)
     Retainage receivable                                     678                     (52)

     Costs and estimated earnings in excess
       of billings on uncompleted contracts                   440                    (370)
     Prepaid expenses and other receivables                   250                     224
     Accounts payable                                        (831)                 (1,969)
     Retainage payable                                       (400)                    300
     Accrued payroll and related benefits                     (49)                     96
     Accrued expenses                                         (78)                    140
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                     (477)                   (132)
                                                           -------                 -------

Net cash used in operating activities                        (717)                 (1,240)
                                                           -------                 -------

Cash flows from investing activities:
   Purchase of property and equipment                           -                      (5)
   Proceeds from sale of marketable securities                160                      82
   Purchase of marketable securities                         (160)                    (84)
                                                           -------                 -------

Net cash used in investing activities                           -                      (7)
                                                           -------                 -------


Cash flows from financing activities:
    Increase in loan payable                                    -                     677
                                                           -------                 -------

Net cash provided by  financing activities                      -                     677
                                                           -------                 -------

Net decrease in cash                                         (717)                   (570)

Cash, beginning of period                                   3,156                   2,516
                                                           -------                 -------
Cash, end of period                                        $2,439                  $1,946
                                                           =======                 =======

Supplemental disclosure of cash flow
     information
Cash paid during the period for:
     Interest                                              $    4                  $   12
     Income taxes                                          $    6                  $   11


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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These consolidated statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were materially overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts as disclosed by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date. This overstatement did not change previously reported gross profit, operating income, net income (loss) or earning (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002 and nine months ended September 30, 2003, including for their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors. The Form 10-K for 2003 and the Form 10-K/A for 2002 restated the amounts to correct the accounting error. The amounts for the quarter ended March 31, 2003 included in this Form 10-Q have been restated to reflect the correction of the accounting error.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2004 and December 31, 2003, and the results of operations, comprehensive loss and cash flows for three month periods ended March 31, 2004 and 2003. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2.       Significant Accounting Policies
         -------------------------------

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2003. The Company has made no significant changes to these policies during 2004.

3.       Contingencies  -  Legal
         -----------------------


     a. Co-op City. In February 1999, the Company sued the general contractor and the general contractor's bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 32 days and adjourned by the Court to September 2004 for further trial proceedings. The financial statements at March 31, 2004 and December 31, 2003, include accounts receivable of approximately $1,937,000 related to this project.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

Results of Operations
---------------------

Revenues

Total revenues for the quarter ended March 31, 2004 increased by 4.7% or $ 290,000 to $6,431,000, as compared to $ 6,141,000 (restated) for the quarter ended March 31, 2003. As of March 31, 2004, the Company had a backlog of approximately $ 16,400,000 as compared to approximately $ 20,300,000 (restated) as of March 31, 2003. Since March 31, 2004, the Company has accumulated approximately $ 21,500,000 of new work. The Company is actively seeking new projects to add to its backlog.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2004 increased by $ 220,000 or 3.9% to $ 5,924,000, as compared to $ 5,704,000 (restated) for the quarter ended March 31, 2003, which corresponds to the change in revenues noted above.

Gross Profit

Gross profit for the quarter ended March 31, 2004 was $ 507,000 or 7.9% of revenues, as compared to a gross profit of $ 437,000 or 7.1% of revenues (restated) for the quarter ended March 31, 2003. A large portion of the gross profit earned during the first quarter of 2003, was attributed to trade management contracts which historically have a lower gross profit than the Company's typical mechanical trade contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2004, increased by $ 699,000 or 149.4%, to $ 1,167,000, as compared to
$ 468,000 for the quarter ended March 31, 2003. The 2003 SG&A was reduced by a settlement the Company reached in its legal action against Stroock & Stroock & Lavan, LLP. whereby Stroock agreed to pay the Company $ 850,000 and dismiss its claim for payment of additional legal fees. SG&A for the quarter ending March 31, 2003 was also reduced by the Company's ability to utilize a portion of its office staff on its trade management contracts. These trade management contracts were substantially complete during the fourth quarter of 2003, resulting in an increase of costs carried in SG&A during the quarter ended March 31, 2004.

Other Income (Expenses)

Other income for the quarter ended March 31, 2004, was $ 17,000, as compared to other expenses of $ 22,000 for the quarter ended March 31, 2003. This increase was largely due to realized gains on the sale of marketable securities included in the Company's managed stock funds for the quarter ended March 31, 2004, compared to losses on such sales for the quarter ended March 31, 2003.

Provision for Taxes

The tax provision for the three months ended March 31, 2004 was $1,000, as compared to a tax provision of $ 5,000 for the three months ended March 31, 2003. The provision for both periods differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance against the tax benefit applicable to current period losses. In addition, the tax rates in both periods were affected by certain state and local taxes which are based on net worth.

Net loss

As a result of all the items mentioned above, the Company incurred a net loss of $644,000 for the quarter ended March 31, 2004, as compared to a net loss of $ 58,000 for the quarter ended March 31, 2003.


Liquidity and Capital Resources
-------------------------------

General

The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations.

As of March 31, 2004, total cash was $ 2,439,000 a $493,000 increase over the $1,946,000 reported as of March 31, 2003. At March 31, 2004 and 2003, the Company had outstanding borrowings totaling $0 and $ 1,064,000, respectively, against its line of credit facility described below.

Cash used in operations

Net cash used in operations was $ 717,000 and $ 1,240,000 for the quarters ended March 31, 2004 and 2003, respectively.

The cash used in operations for the quarters ended March 31, 2004 and 2003 was largely a result of operating losses incurred during the periods as well as reductions in accounts and retainage payable in excess of reductions in accounts and retainage receivable. The Company's backlog at March 31, 2004 was approximately $16,400,000 as compared to approximately $20,300,000 (restated) at March 31, 2003. The Company is actively seeking new contracts of shorter duration where labor and materials costs can be more easily controlled. The Company believes its current cash resources are adequate to fund a moderate decrease in revenue volume in the near future. However, the Company's capital resources may not be sufficient to sustain a substantial revenue decrease unless overhead costs are proportionally reduced.

Cash used in investing activities

Net cash used in investing activities was $0 and $7,000 during the quarters ended March 31, 2004 and 2003, respectively.

The Company received proceeds on the sale of marketable securities of $160,000 and $82,000 during the quarters ended March 31, 2004 and 2003, respectively. The Company purchased marketable securities of $160,000 and $84,000 during the quarters ended March 31, 2004 and 2003, respectively. In addition, the Company purchased property and equipment totaling $5,000 during the quarter ended March 31, 2003.

Cash provided by financing activities

No net cash was provided by financing activities for the quarter ended March 31, 2004, as the Company did not utilize its line of credit facility during the quarter. Net cash provided by financing activities was $ 677,000 for the quarter ended March 31, 2003 as a result of the Company utilizing its line of credit during the quarter.

The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on June 30, 2004. The line of credit calls for borrowing at 3% over the 30-Day Dealer Commercial Paper Rate (4.02 % at March 31, 2004). At March 31, 2004 the Company had no outstanding borrowings against the facility. If this facility is not renewed or replaced, the loss of this facility would have a material adverse effect on the Company's ability to take on new projects. The Company is actively seeking renewal of its credit facility and has contacted other credit providers to explore alternative facilities.

Short-term funding of project costs could be impaired by a decrease in revenue or the failure for the lender to renew this line of credit agreement. The Company believes its current cash resources are adequate to fund its operating requirements in the near future. However, the Company's capital resources may not be sufficient to sustain a substantial increase in revenue growth or substantial decline in revenue unless overhead costs are proportionally reduced. The Company currently has no significant capital expenditure commitments.


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

The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At March 31, 2004, approximately $10,900,000 of the Company's backlog of $16,400,000 require bonds.

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


Forward-Looking Statements

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: ability to obtain bonding, ability to retain senior management, low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of the attack of September 11, 2001 on public budgets and insurance costs, the availability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2003. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of March 31, 2004, the Company has invested $ 638,000 in managed stock funds selected by Merrill Lynch.

The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at March 31, 2004 was 1.02%. The Company may borrow up to $2,000,000 under its credit facility. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.02% at March 31, 2004). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There were no outstanding borrowings against this facility at March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

At the end of January 2004, the Company's management identified material overstatements of reported revenues and costs of revenues with respect to the year ended December 31, 2002, as well as in each of the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. As disclosed in a press release and a Form 8-K furnished to the SEC on February 2, 2004, these overstatements resulted from an accounting error attributable to the Company's failure to eliminate certain intra-company accounts. Reported gross profit, operating income (loss), net income (loss), and earning (loss) per share for the periods, however, were unaffected. Management has analyzed and, with the oversight of its Audit Committee, has corrected the Company's financial reporting system. The Company's financial reporting system has been changed to better monitor and track these eliminations, which were the cause of the overstatement. As a result of the accounting error, the Company has restated its financial statements in an amendment to its Annual Report on Form 10-K for the year ended December 31, 2002, and the Annual Report on Form 10-K for the year ended December 31, 2003.

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2004. Except as described above, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - Other Information
---------------------------

Item 1.   Legal Proceedings

See Note 3 to the Consolidated Financial Statements, which in incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Exhibit 11 -     Statement regarding Computation of Loss per Share

       Exhibit 31.1 -   Certification of Chief Executive Officer required by
                        Rule 13a-14(a).

       Exhibit 31.2 -   Certification of Chief Financial Officer required by
                        Rule 13a-14(a).

       Exhibit 32.1 -   Certification of Chief Executive Officer required by
                        Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

       Exhibit 32.2 -   Certification of Chief Financial Officer required by
                        Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).


(b)     Reports on Form 8-K:

        Current report on Form 8-K, dated February 2, 2004 announcing under Item 12, its intent to restate previously reported revenues and cost of revenues (but not gross profit, operating income, net income (loss) or earnings (loss) per share) for the year ended 2002 and the nine months ended September 30, 2003, including for their respective interim periods.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KSW, INC.



Date:  May 14, 2004
                                    /s/Richard W. Lucas
                                    --------------------------------------------
                                    Richard W. Lucas
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

11      Statement Regarding Computation of Loss per Share

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a).


31.2    Certification of Chief Financial Officer required by Rule 13a-14(a).


32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C.ss.1350 (furnished herewith)

32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C.ss.1350 (furnished herewith)