Form 10-Q
period 2004-06-30
KSW INC
filed 2004-08-16
CIK 1004125

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         COMMISSION FILE NUMBER 0-27290

                                    KSW, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                11-3191686
     -------------------------------               ----------------------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

 37-16 23RD STREET, LONG ISLAND CITY, NEW YORK             11101
 ---------------------------------------------           ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                  718-361-6500
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES  X   NO
                                                   ---      ---

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES      NO  X
                                                    ---     ---

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                  OUTSTANDING AT
                   CLASS                          AUGUST 12, 2004
                   ------                        -----------------
         COMMON STOCK, $.01 PAR VALUE               5,470,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
                           ---------------------------

                                TABLE OF CONTENTS
                                                                        PAGE NO.
________________________________________________________________________________
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets -                                  3
              June 30, 2004 and December 31, 2003

              Consolidated Statements of Operations -                        4
              Three and six months ended June 30, 2004
              and 2003

              Consolidated Statements of Comprehensive Loss  -
              Three and six months ended June 30, 2004 and 2003              5

              Consolidated Statements of Cash Flows
              Six months ended June 30, 2004 and 2003                        6

              Notes to Consolidated Financial Statements                     7


Item 2.       Management's Discussion and Analysis of                        9
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About                 14
              Market Risk

Item 4.       Controls and Procedures                                        14
________________________________________________________________________________
PART II  OTHER INFORMATION

Item 1        Legal Proceedings                                              14
Item 2        Changes in Securities, Use of Proceeds and Issuer Purchase
               of Equity Securities                                          14
Item 3        Defaults Upon Senior Securities                                14
Item 4        Submission of Matters to a Vote of Security Holders            15
Item 5        Other Information                                              15
Item 6        Exhibits and Reports on Form 8-K                               15
________________________________________________________________________________
SIGNATURE                                                                    16

INDEX TO EXHIBITS                                                            17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     June 30, 2004             December 31, 2003
                                                     -------------             -----------------
ASSETS                                                (unaudited)
------
Current assets:
   Cash                                               $    1,553               $    3,156
   Marketable securities                                     651                      621
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/04 and 12/31/03                                  5,667                    6,303
   Retainage receivable                                    1,319                    2,159
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                       331                      622
   Prepaid expenses and other receivables                    480                      420
                                                      ----------               ----------
      Total current assets                                10,001                   13,281

Property and equipment, net of accumulated
   depreciation and amortization of $1,874 and $1,840
   at 6/30/04 and 12/31/03,  respectively                    112                      146
Accounts receivable                                        2,137                    1,937
Deferred income taxes and other                            1,470                    1,470
                                                      ----------               ----------
   TOTAL ASSETS                                       $   13,720               $   16,834
                                                      ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                   $    4,163               $    4,978
   Retainage payable                                         609                    1,141
   Accrued payroll and benefits                              400                      477
   Accrued expenses                                          101                      182
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,093                    2,007
                                                      ----------               ----------
        Total current liabilities                          6,366                    8,785
                                                      ----------               ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                        -                         -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 6/30/04 and 12/31/03                  54                       54
   Additional paid-in capital                              9,729                    9,729
   Accumulated deficit                                    (2,473)                  (1,778)
   Accumulated other comprehensive gain :
      Net unrealized holding gain on available
        for sale securities                                   44                       44
                                                      ----------               ----------
       Total stockholders' equity                          7,354                    8,049
                                                      ----------               ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   13,720               $   16,834
                                                      ==========               ==========


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                 Three Months           Three Months          Six Months           Six Months
                                             Ended June 30, 2004    Ended June 30, 2003   Ended June 30, 2004   Ended June 30, 2003
                                             -------------------    -------------------   -------------------   -------------------
                                                                        (restated)                                 (restated)

Revenues                                         $    6,407           $    8,478           $   12,838             $   14,619
Cost of revenues                                      5,502                7,896               11,426                 13,600
                                                 -----------          -----------          -----------            -----------

 Gross profit                                           905                  582                1,412                  1,019

Selling, general and administrative
     expenses                                           955                  714                2,122                  1,182
                                                 -----------          -----------          -----------            -----------

  Operating loss                                        (50)                (132)                (710)                  (163)
                                                 -----------          -----------          -----------            -----------

Other income (expense):
Interest expense, net                                     -                  (25)                   -                    (24)
Gain (loss) on sale of marketable
  securities                                              9                  (16)                  26                    (39)
                                                 -----------          -----------          -----------            -----------
 Total other income (expense),  net                       9                  (41)                  26                    (63)
                                                 -----------          -----------          -----------            -----------

Loss before provision (benefit) for
   income taxes                                         (41)                (173)                (684)                  (226)

Provision (benefit) for income taxes                     10                  (28)                  11                    (23)
                                                 -----------          -----------          -----------            -----------

Net loss                                         $      (51)          $     (145)          $     (695)            $     (203)
                                                 ===========          ===========          ===========            ===========


Loss per common share:
   Basic                                         $     (.01)          $     (.03)          $     (.13)            $     (.04)

   Diluted                                       $     (.01)          $     (.03)          $     (.13)            $     (.04)

Weighted average common shares outstanding:
  Basic                                           5,470,311            5,470,311            5,470,311              5,470,311

  Diluted                                         5,470,311            5,470,311            5,470,311              5,470,311



          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (unaudited)


                                               Three Months       Three Months    Six Months       Six Months
                                                   Ended             Ended           Ended            Ended
                                               June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                               -------------     -------------   -------------    -------------

           Net loss                             $       (51)      $      (145)    $       (695)     $      (203)
                                                ------------      ------------    -------------     ------------

      Other comprehensive loss before tax:
      Net unrealized holding gains arising
      during the period                                   9                73               26               62

      Less: reclassification adjustment for
      (gains) losses included in net loss                (9)               16              (26)              39
                                                ------------      ------------    -------------     ------------

      Other comprehensive income
          before tax                                      -                89                -              101
      Income tax related to items of
         other comprehensive income                       -                41                -               46
                                                ------------      ------------    -------------     ------------

      Other comprehensive income,
          net of tax                                      -                48                -               55
                                                ------------      ------------    -------------     ------------

      Total comprehensive loss                   $      (51)      $       (97)     $      (695)      $     (148)
                                                ------------      ------------    -------------     ------------


           See accompanying notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                           Six Months                Six Months
                                                       Ended June 30, 2004       Ended June 30,2003
                                                       -------------------       ------------------
Cash flows from operating activities:
   Net loss                                                $       (695)             $       (203)
Adjustments to reconcile net loss  to cash
used in operating activities:
     Depreciation and amortization                                   34                        46
     Deferred income taxes                                            -                       (46)
    Realized (gain) loss on sale of
    marketable securities                                           (26)                        39
Changes in operating assets and liabilities:
     Accounts receivable                                            436                       206
     Retainage receivable                                           840                        70
    Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                 291                      (150)
     Prepaid expenses and other receivables                        (60)                      (153)
     Other                                                            -                         8
    Accounts payable                                              (815)                    (1,187)
    Retainage payable                                             (532)                      (103)
    Accrued payroll and related benefits                           (77)                        14
    Accrued expenses                                               (81)                       205
    Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                                (914)                       (98)
                                                           -------------             -------------

NET CASH USED IN OPERATING ACTIVITIES
                                                                (1,599)                    (1,352)
                                                           -------------             -------------

Cash flows from investing activities:
   Purchase of property and equipment                                 -                        (5)
   Proceeds from sale or marketable securities                      336                       204
   Purchase of marketable securities                              (340)                      (208)
                                                           -------------             -------------

NET CASH USED IN INVESTING ACTIVITIES                               (4)                        (9)
                                                           -------------             -------------


Cash flows from financing activities:
    Increase in loan payable                                          -                       127
                                                           -------------             -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             -                       127
                                                           -------------             -------------

NET DECREASE IN CASH                                                                       (1,234)
                                                                (1,603)
Cash, beginning of period                                         3,156                     2,516
                                                           -------------             -------------
Cash, end of period                                        $      1,553              $      1,282
                                                           =============             =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                              $          7              $         26
     Income taxes                                          $         11              $         23


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       Nature of Operations, Basis of Presentation and Liquidity
         ---------------------------------------------------------

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

The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on August 31, 2004. The line of credit calls for borrowing at 3% over the 30-Day Dealer Commercial Paper Rate (4.33 % at June 30, 2004). At June 30, 2004 the Company had no outstanding borrowings against the facility. Merrill Lynch has indicated that it will not renew this line of credit. The Company is actively seeking other credit providers and is exploring alternative facilities, but has not yet been able to obtain a replacement facility. The Company has not utilized this credit facility since July 2003. Based upon the Company's current cash position and the cash expected to be generated by projects already under contract, the Company believes its current cash resources are adequate to fund its current operating requirements. If in the future the Company is not able to fund its activities without borrowing and this line of credit has not been replaced, the loss of this facility could have a material adverse effect on the Company's ability to obtain bonding and take on new projects and fund then current projects.

At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were materially overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts as disclosed by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date. This overstatement did not change previously reported gross profit, operating income, net income (loss) or earning (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002 and nine months ended September 30, 2003, including for their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors. The Form 10-K for 2003 and the Form 10-K/A for 2002 restated the amounts to correct the accounting error. The amounts for the quarter and period ended June 30, 2003 included in this Form 10-Q have been restated to reflect the correction of the accounting error.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2004 and December 31, 2003, and the results of operations, comprehensive loss for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. Because of the possible fluctuations in the market place in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


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


3.       Contingencies  -  Legal
         -----------------------


     a. Co-op City. In February 1999, the Company sued the general contractor and the general contractor's bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 32 days and adjourned by the Court to September 2004 for further trial proceedings. The financial statements at June 30, 2004 and December 31, 2003, include accounts receivable of approximately $1,937,000 related to this project which is classified as long-term.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

REVENUES

Total revenues for the quarter ended June 30, 2004, decreased by $2,071,000 or 24.4%, to $6,407,000 as compared to $8,478,000 (restated) for the quarter ended June 30, 2003. During the six months ended June 30, 2004, revenues decreased by $1,781,000 or 12.2% to $12,838,000 compared to $14,619,000 (restated) for the six months ended June 30, 2003. These declines were primarily a result of market conditions, as well as the Company focusing on smaller contracts with shorter durations, which the Company is able to monitor more closely. In addition, during the first six months of 2004, the Company did not have a significant amount of trade management contracts underway which contributed to this revenue decline. As of June 30, 2004, the Company had backlog of approximately $34,500,000 as compared to approximately $27,200,000 (restated) as of June 30, 2003.

COST OF REVENUES

Cost of revenues for the quarter ended June 30, 2004, decreased by $2,394,000 or 30.3%, to $5,502,000 as compared to $7,896,000 for the quarter ended June 30, 2003. Costs of revenues for the six months ended June 30, 2004 decreased by $2,174,000 or 16.0%, to $11,426,000 as compared to $13,600,000 for the six months ended June 30, 2003 as a result of the decrease in revenues noted above.


GROSS PROFIT

For the quarter ended June 30, 2004, there was a gross profit of $905,000 or 14.1% of revenues as compared to a gross profit of $582,000 or 6.8% of revenues (restated) for the quarter ended June 30, 2003. For the six months ended June 30, 2004, there was a gross profit of $1,412,000 or 11.0% of revenues as compared to $1,019,000 or 7.0% of revenues (restated) for the quarter ended June 30, 2003 A larger portion of the gross profit earned during the three and six months ended June 30, 2003 was attributed to trade management contracts, as compared to the same periods in 2004. Trade management contracts historically have a lower gross profit margin than the Company's typical mechanical trade contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2004, increased by $241,000 or 33.8%, to $955,000 as compared to $714,000 for the quarter ended June 30, 2003. SG&A expenses for the six months ended June 30, 2004, increased by $940,000 or 79.5%, to $2,122,000 as compared to
$1,182,000 for the six months ended June 30, 2003. These SG&A increases were primarily due to a legal settlement recorded in the first quarter of 2003 and a reduction in trade management contract revenues in 2004.

During the first quarter of 2003 SG&A was reduced by a settlement the Company reached in its legal action against Stroock & Stroock and Lavan, LLP, whereby they agreed to pay the Company $850,000 and dismiss their claim for payment of additional fees. During the three and six months ended June 30, 2003, the Company was able to reduce SG&A by utilizing a portion of its office staff on its trade management contracts, on which SG&A costs are reimbursed as part of the Company's general condition costs. These trade management contracts were substantially completed during the fourth quarter of 2003, resulting in an increase of costs carried in SG&A during the three and six months ended June 30, 2004. The Company has taken steps to reduce its SG&A expense by eliminating certain home office positions.

OTHER INCOME (EXPENSES)

Other income for the quarter ended June 30, 2004 was $9,000, as compared to other expenses of $41,000 for the quarter ended June 30, 2003. Other income for the six months ended June 30, 2004 was $26,000, as compared to other expenses of $63,000 for the six months ended June 30, 2003. The Company had realized gains on sales of marketable securities totaling $9,000 and $26,000, during the three and six months ended June 30, 2004, compared to a loss on such sales of $16,000 and $39,000 for the three and six months ended June 30, 2003. In addition, the remaining other expenses during 2003, is attributed to the Company incurring interest charges related to its utilization of its line of credit.

PROVISION FOR TAXES

The income tax provision for the quarter ended June 30, 2004 was $10,000, as compared to an income tax benefit of $28,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the income tax provision was $11,000, as compared to an income tax benefit of $23,000 for the six months ended June 30, 2003. The provision for both periods differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance against the tax (benefit) expense applicable to period losses. In addition, the tax rates in all periods were affected by certain state and local taxes which are based on net worth.

NET LOSS

As a result of all the items mentioned above, the Company incurred a net loss of $51,000 for the quarter ended June 30, 2004 as compared to a net loss of $145,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the net loss was $695,000 as compared to a net loss of $203,000 for the six months ended June 30, 2003.

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

As of June 30, 2004, total cash was $1,553,000, a $271,000 increase over the $1,282,000 reported as of June 30, 2003. At June 30, 2004 and 2003, the Company had outstanding borrowings totaling $0 and $514,000 respectively, against its line of credit facility described below.

CASH USED IN OPERATIONS

Net cash used in operations was $1,599,000 and $1,352,000 for the six months ended June 30, 2004 and 2003, respectively.

The cash used in operations during the six months ended June 30, 2004 and 2003 was largely a result of operating losses incurred during the periods as well as reductions in accounts and retainage payable in excess of reductions in accounts and retainage receivable. The Company's backlog at June 30, 2004 was approximately $34,500,000 as compared to approximately $27,200,000 (restated) at June 30, 2003. The Company is actively seeking new contracts of shorter duration where labor and materials costs can be more easily controlled. The Company believes its current cash resources may not be adequate to compensate for a decrease in revenue volume during the next year unless overhead costs are proportionately reduced.


CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $4,000 and $9,000 during the six months ended June 30, 2004 and 2003, respectively.

The Company received proceeds on the sale of marketable securities of $336,000 and $204,000 during the six months ended June 30, 2004 and 2003, respectively. The Company purchased marketable securities of $340,000 and $208,000 during the six months ended June 30, 2004 and 2003, respectively. In addition, the Company purchased property and equipment totaling $5,000 during the six months ended June 30, 2003.

CASH PROVIDED BY FINANCING ACTIVITIES

No net cash was provided by financing activities during the six months ended June 30, 2004, as the Company did not utilize its line of credit facility during the period. Net cash provided by financing activities was $127,000 for the six months ended June 30, 2003 as a result of the Company utilizing its line of credit during the period.

CREDIT FACILITY

The Company currently has a $2,000,000 line of credit with Merrill Lynch, which expires on August 31, 2004. The line of credit calls for borrowing at 3% over the 30-Day Dealer Commercial Paper Rate (4.33 % at June 30, 2004). At June 30, 2004 the Company had no outstanding borrowings against the facility. Merrill Lynch has indicated that it will not renew this line of credit. The Company is actively seeking other credit providers and is exploring alternative facilities, but has not yet been able to obtain a replacement facility.

The Company has not utilized this credit facility since July 2003. Based upon the Company's current cash position and the cash expected to be generated by projects already under contract, the Company believes its current cash resources are adequate to fund its current operating requirements. If in the future the Company is not able to fund its activities without borrowing and this line of credit has not been replaced, the loss of this facility could have a material adverse effect on the Company's ability to obtain bonding and take on new projects and fund then current projects, the effects of which are more fully described below. The Company's capital resources may not be adequate to compensate for a decrease in revenue volume during the next year unless the Company is able to proportionally reduce its overhead costs.

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

The Company's current bonding limits are also sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At June 30, 2004, approximately $26,000,000 of the Company's backlog of $34,500,000 required bonds.

While the Company has a longstanding relationship with its surety, the surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination. In addition, the Company's failure to replace the existing credit line, as described above, could result in the surety's unwillingness to provide bonds in the future. If the surety was unwilling to provide bonds in the future, the Company would seek an alternate surety. If the Company was unable to secure a replacement surety, it would be unable to bid on certain public projects and certain privately financed projects which require performance bonds. This would have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, inability to maintain a line of credit facility, low labor productivity and shortages of skilled labor, recent federal government tariff increases on foreign steel imports, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of OPERATIONS" of the Company's Form 10-K for the fiscal year ended December 31, 2003. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK
         -----------

The Company does not utilize futures, options or other derivative instruments. As of June 30, 2004, the Company has invested $651,000 in managed stock funds selected by Merrill Lynch.

The Company's market risk exposure with respect to financial instruments depends upon changes in the "30-Day Dealer Commercial Paper Rate" which at June 30, 2004 was 1.33%. The Company may borrow up to $2,000,000 under its credit facility, which expires on August 31, 2004. The lender under this facility has indicated that this line of credit facility will not be renewed. Amounts outstanding under the credit facility bear interest at 3% over the 30-day dealer commercial paper rate (4.33% at June 30, 2004). The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. There were no outstanding borrowings against this facility at June 30, 2004.


ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

See Note 3a to the Consolidated Financial Statements, which in incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 11, 2004, in Queens, New York, for the purpose of (i) electing two Class II Directors to serve until the annual meeting of stockholders in the year 2006 and electing two Class III Directors to serve until the annual meeting of stockholders in the year 2007 and (ii) ratifying the appointment of Marden, Harrison & Kreuter CPAs, P.C., as independent auditors for the fiscal year ending December 31, 2004. Proxies were solicited from holders of 5,470,311 outstanding shares of Common Stock as of the close of business on April 5, 2004, as described in the Company's Proxy Statement dated April 9, 2004. Russell Molina and Innis O'Rourke were elected as Class II Directors, Floyd Warkol and Burton Reyer were elected as Class III Directors, and the appointment of Marden, Harrison & Kreuter CPAs, P.C. was ratified by the following votes:


     (1) To elect two Class II Directors to serve until the annual meeting of stockholders in the year 2006 and to elect two Class III Directors to serve until the annual meeting of stockholders in the year 2007.

                                          Votes        Votes         Broker
                         Name              FOR        WITHHELD     Non-votes
                         ----              ---        --------     ---------

           Russell Molina (Class II)    3,782,453     857,805          0
           Innis O'Rourke (Class II)    4,626,431      13,827          0
           Floyd Warkol (Class III)     4,626,453      13,805          0
           Burton Reyer (Class III)     4,626,431      13,827          0

          John Cavanagh and Stanley Kreitman continue to serve as directors of the Company after the Annual Meeting of Stockholders.

     (2) To ratify the appointment of Marden, Harrison & Kreuter CPAs, P.C. as the Company's independent auditors for the fiscal year ending December 31, 2004.

                         Votes        Votes        Votes          Broker
                          FOR        AGAINST     ABSTAINED      Non-votes
                          ---        -------     ---------      ---------

                       4,634,221      1,403        4,634            0




ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

          Exhibit 10.14 -   WCMA Line of Credit Extension Letter, dated June 30,
                            2004.

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

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KSW, INC.



Date:  August 13, 2004
                                     /s/Richard W. Lucas
                                     -------------------------------------------
                                     Richard W. Lucas
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------

  10.14     WCMA Line of Credit Extension Letter, dated June 30, 2004.


  11        Statements Regarding Computation of Loss per Share


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