Form 10-Q
period 2004-09-30
KSW INC
filed 2004-11-15
CIK 1004125

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

     [ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                       OUTSTANDING AT
              CLASS                                   NOVEMBER 11, 2004
              -----                                   -----------------
  COMMON STOCK, $.01 PAR VALUE                            5,470,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004
                        --------------------------------

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
------------------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                     Consolidated Balance Sheets -
                     September 30, 2004 and December 31, 2003                       3

                     Consolidated Statements of Operations -
                     Three and nine months ended September 30, 2004 and 2003        4

                     Consolidated Statements of Comprehensive (Income) Loss  -
                     Three and nine months ended September 30, 2004 and 2003        5

                     Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2004 and 2003                  6

                     Notes to Consolidated Financial Statements                     7


Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                  9

Item 3.              Quantitative and Qualitative Disclosures About
                     Market Risk                                                   14

Item 4.              Controls and Procedures                                       14
------------------------------------------------------------------------------------------
PART II    OTHER INFORMATION

Item 1               Legal Proceedings                                             15
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds   15
Item 3               Defaults Upon Senior Securities                               15
Item 4               Submission of Matters to a Vote of Security Holders           15
Item 5               Other Information                                             15
Item 6               Exhibits                                                      15
------------------------------------------------------------------------------------------
SIGNATURE                                                                          16

INDEX TO EXHIBITS                                                                  17


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           September 30, 2004           December 31, 2003
                                                           ------------------           -----------------
ASSETS                                                         (unaudited)
------
Current assets:
   Cash                                                       $     2,664                  $     3,156
   Marketable securities                                              640                          621
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     9/30/04 and 12/31/03                                           4,440                        6,303
   Retainage receivable                                             1,898                        2,159
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                224                          622
   Prepaid expenses and other receivables                             300                          420
                                                              -----------                  -----------
      Total current assets                                         10,166                       13,281

Property and equipment, net of accumulated
   depreciation and amortization of $1,891 and $1,840
   at 9/30/04 and 12/31/03,  respectively                              95                          146
Accounts receivable                                                 2,037                        1,937
Deferred income taxes and other                                     1,470                        1,470
                                                              -----------                  -----------
   TOTAL ASSETS                                               $    13,768                  $    16,834
                                                              ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $     4,616                  $     4,978
   Retainage payable                                                  822                        1,141
   Accrued payroll and benefits                                       175                          477
   Accrued expenses                                                   274                          182
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                               1,127                        2,007
                                                              -----------                  -----------
        Total current liabilities                                   7,014                        8,785
                                                              -----------                  -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                  -                            -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,470,311 shares issued
     and outstanding at 9/30/04 and 12/31/03                           54                           54
   Additional paid-in capital                                       9,729                        9,729
   Accumulated deficit                                             (3,069)                      (1,778)
   Accumulated other comprehensive gain :
      Net unrealized holding gain on available
        for sale securities                                            40                           44
                                                              -----------                  -----------
       Total stockholders' equity                                   6,754                        8,049
                                                              -----------                  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    13,768                  $    16,834
                                                              ===========                  ===========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                           Three Months            Three Months             Nine Months             Nine Months
                                       Ended Sept. 30, 2004    Ended Sept. 30, 2003     Ended Sept. 30, 2004   Ended Sept. 30, 2003
                                       --------------------    --------------------     --------------------   --------------------
                                                                    (restated)                                      (restated)
Revenues                                     $  6,566                 $ 10,171                $ 19,404               $ 24,790
Cost of revenues                                6,374                    9,162                  17,800                 22,762
                                             --------                 --------                --------               --------

 Gross profit                                     192                    1,009                   1,604                  2,028

Selling, general and administrative
     expenses                                     764                      830                   2,886                  2,012
                                             --------                 --------                --------               --------

  Operating income (loss)                        (572)                     179                  (1,282)                    16
                                             --------                 --------                --------               --------

Other income (expense):
Interest expense, net                               -                       (5)                      -                    (29)
Gain (loss) on sale of marketable
  securities                                       (5)                       3                      21                    (36)
                                             --------                 --------                --------               --------
 Total other income (expense), net                 (5)                      (2)                     21                    (65)
                                             --------                 --------                --------               --------

Income (loss) before provision
   (benefit) for income taxes                    (577)                     177                  (1,261)                   (49)

Provision (benefit) for income taxes               19                       11                      30                    (12)
                                             --------                 --------                --------               --------

Net income (loss)                            $   (596)                $    166                $ (1,291)              $    (37)
                                             ========                 ========                ========               ========


Income (loss) per common share:
   Basic                                     $   (.11)                $    .03                $   (.24)              $   (.01)

   Diluted                                   $   (.11)                $    .03                $   (.24)              $   (.01)

Weighted average common shares
outstanding:
  Basic
                                            5,470,311                5,470,311               5,470,311              5,470,311
  Diluted
                                            5,470,311                5,470,311               5,470,311              5,470,311

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)

                                                  Three Months            Three Months       Nine Months         Nine Months
                                                     Ended                    Ended             Ended               Ended
                                                 Sept. 30, 2004          Sept. 30, 2003     Sept. 30, 2004     Sept. 30, 2003
                                                 --------------          --------------     --------------     --------------
Net income (loss)                                   $   (596)               $    166           $ (1,291)          $    (37)
                                                    --------                --------           --------           --------

Other comprehensive loss before tax:
Net unrealized holding gains (losses)
 arising during the period                               (13)                     12                 13                 74

Less: reclassification adjustment for (gains)
losses included in net income (loss)
                                                           5                      (3)               (21)                36
                                                    --------                --------           --------           --------

Other comprehensive income (losses)
    before tax                                            (8)                      9                 (8)               110
Income tax (benefit) related to
    items of other comprehensive
    income(loss)                                          (4)                      4                 (4)                50
                                                    --------                --------           --------           --------

Other comprehensive income (loss),
    net of tax                                            (4)                      5                 (4)                60
                                                    --------                --------           --------           --------

Total comprehensive income (loss)                   $   (600)               $    171           $ (1,295)          $     23
                                                    ========                ========           ========           ========








           See accompanying notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                     Nine Months                       Nine Months
                                                                 Ended Sept. 30,2004               Ended Sept.30, 2003
                                                                 -------------------               -------------------
Cash flows from operating activities:
   Net loss                                                          $    (1,291)                      $       (37)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
    Depreciation and amortization                                             51                                69
    Deferred income taxes                                                      4                               (50)
    Realized (gain) loss on sale of marketable
         securities                                                          (21)                               36
Changes in operating assets and liabilities:
    Accounts receivable                                                    1,763                            (2,308)
    Retainage receivable                                                     261                               556
    Costs and estimated earnings in excess of
          billings on uncompleted contracts                                  398                               109
    Prepaid expenses and other receivables                                   120                                20
    Other                                                                     -                                 8
    Accounts payable                                                        (362)                             (293)
    Retainage payable                                                       (319)                             (146)
    Accrued payroll and related benefits                                    (302)                              116
    Accrued expenses                                                          92                                38
    Billings in excess of costs and estimated
          earnings on uncompleted contracts                                 (880)                            2,135
                                                                     -----------                       -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (486)                              253
                                                                     -----------                       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                          -                                (7)
   Proceeds from sale or marketable securities                               441                               365
   Purchase of marketable securities                                        (447)                             (370)
                                                                     -----------                       -----------


NET CASH USED IN INVESTING ACTIVITIES                                         (6)                              (12)
                                                                     -----------                       -----------

Cash flows from financing activities:
    Repayment of loan payable                                                  -                              (387)
                                                                     -----------                       -----------
NET CASH USED IN FINANCING ACTIVITIES                                          -                              (387)
                                                                     -----------                       -----------

NET DECREASE IN CASH                                                        (492)                             (146)
Cash, beginning of period                                                  3,156                             2,516
                                                                     -----------                       -----------
Cash, end of period                                                  $     2,664                       $     2,370
                                                                     ===========                       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                                        $        11                       $        33
     Income taxes                                                    $        26                       $        38

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

The Company had a $2,000,000 line of credit with Merrill Lynch, which expired on August 31, 2004. The Company is actively seeking other credit providers and is exploring alternative facilities, but has not yet been able to obtain a replacement facility. Based upon the Company's current cash position and the cash expected to be generated by projects already under contract, the Company believes its current cash resources are adequate to fund its operating requirements for the next twelve months. If in the future the Company is not able to fund its activities without borrowing and this line of credit has not been replaced, then the loss of this facility could have a material adverse effect on the Company's ability to obtain bonding, take on new projects, and fund existing projects.

At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were materially overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts as disclosed by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date. This overstatement did not change previously reported gross profit, operating income, net income (loss) or earnings (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002 and nine months ended September 30, 2003, including for their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors. The Form 10-K for 2003 and the Form 10-K/A for 2002 restated the amounts to correct the accounting error. The amounts for the quarter and period ended September 30, 2003 included in this Form 10-Q have been restated to reflect the correction of the accounting error.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and December 31, 2003, and the results of operations, comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. Because of the possible fluctuations in the market place in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2.         Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2003. The Company has made no significant changes to these policies during 2004.

3.         Contingencies  -  Legal

      a. Co-op City. In February 1999, the Company sued the general contractor and the general contractor's bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals in the sum of $5,770,919. Included in that sum is a claim for unanticipated costs incurred through 1998 in the sum of $3,662,734, which amount has not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims totaling $6,269,000, which the Company believes lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 36 days and adjourned by the Court to December 2004 for further trial proceedings. The financial statements at September 30, 2004 and December 31, 2003, include accounts receivable of approximately $1,937,000 related to this project which is classified as long-term.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

REVENUES

Total revenues for the quarter ended September 30, 2004, decreased by $3,605,000 or 35.4%, to $6,566,000 as compared to $10,171,000 (restated) for the quarter ended September 30, 2003. During the nine months ended September 30, 2004, revenues decreased by $5,386,000 or 21.7% to $19,404,000 compared to $24,790,000
(restated) for the nine months ended September 30, 2003. These declines were primarily a result of a decreased number of projects available to bid due to market conditions. In addition, work under a large trade management contract did not begin until the third quarter of 2004. As of September 30, 2004, the Company had backlog of approximately $36,600,000 as compared to approximately $21,400,000 (restated) as of September 30, 2003. The Company's backlog includes this trade management contract, totaling approximately $17,700,000 which commenced, as described above, in the third quarter of 2004 and is scheduled to complete in mid 2006.

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2004, decreased by $2,788,000 or 30.4%, to $6,374,000 as compared to $9,162,000 for the quarter ended September 30, 2003. Costs of revenues for the nine months ended September 30, 2004 decreased by $4,962,000 or 21.8%, to $17,800,000, as compared to
$22,762,000 for the nine months ended September 30, 2003, as a result of the decrease in revenues noted above.

The change in costs of revenues during the quarter ended September 30, 2004, as compared to the same period in 2003, is attributed partially to the increased cost of steel- based piping materials. The majority of the Company's contracts are awarded on a fixed price basis. Subcontractor and equipment purchases are awarded on a fixed price basis, near the time the Company's contract is awarded. The Company purchases materials throughout a project on a price in effect basis. The Company was negatively impacted by the severe price increases of steel-based piping materials. The Company has reviewed its purchases of steel-based materials, and management estimates that the Company's earnings have been reduced by approximately $120,000 and $315,000 as a result of these price increases during the three and nine month periods ended September 30, 2004, respectively. The Company now includes allowances in its estimates for future escalations in steel prices. However, there is no guarantee that future price increases will not have a greater than anticipated negative impact on earnings.

The Company's policy is to charge project supervision and drafting personnel directly to the projects for which they are responsible. Reduced revenues have prevented these costs from being charged to multiple projects. As a result, the Company has incurred increased labor costs due to its need to retain its experienced staff.

GROSS PROFIT

For the quarter ended September 30, 2004, there was a gross profit of $192,000 or 2.9% of revenues as compared to a gross profit of $1,009,000 or 9.9% of revenues (restated) for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, there was a gross profit of $1,604,000 or 8.3% of revenues as compared to $2,028,000 or 8.2% of revenues (restated) for the quarter ended September 30, 2003. Gross profit was impacted by the above mentioned reduction in revenues as well as the effect of price increases of steel-based piping materials and increased labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2004, decreased by $66,000 or 8.0%, to $764,000 as compared to $830,000 for the quarter ended September 30, 2003. SG&A expenses for the nine months ended September 30, 2004, increased by $874,000 or 43.4%, to $2,886,000 as compared to $2,012,000 for the nine months ended September 30, 2003. These SG&A increases were primarily due to a legal settlement recorded in the first quarter of 2003 (described below) and a reduction in trade management contract revenues in 2004.

During the first quarter of 2003, SG&A was reduced by a settlement the Company reached in its legal action against Stroock & Stroock and Lavan, LLP, whereby Strook agreed to pay the Company $850,000 and dismiss its claim for payment of additional fees. During the three and nine months ended September 30, 2003, the Company was able to reduce SG&A by utilizing a portion of its office staff on its trade management contracts, on which SG&A costs are reimbursed as part of the Company's general condition costs. These trade management contracts were substantially completed during the fourth quarter of 2003, resulting in an increase of costs carried in SG&A during the three and nine months ended September 30, 2004.

The Company has taken certain additional steps to reduce its SG&A expenses. Specifically, during the quarter ended September 30, 2004, the Company reduced its workforce by eliminating certain home office positions. The effects of this reduction will not be fully recognized until the 2004 fourth quarter due to severance costs incurred during the third quarter. In addition, as of October 1, 2004 the Company's Chief Executive Officer reduced his salary by 20% to reflect a proportionate reduction in his work week.

OTHER INCOME (EXPENSES)

Other expenses for the quarter ended September 30, 2004 were $5,000, as compared to other expenses of $2,000 for the quarter ended September 30, 2003. Other income for the nine months ended September 30, 2004 was $21,000, as compared to other expenses of $65,000 for the nine months ended September 30, 2003. These expenses resulted from the Company's realized losses on the sales of marketable securities totaling $5,000 during the three months ended September 30, 2004 as compared to realized gains on the sale of marketable securities totaling $3,000 for the same period during 2003. For the nine months ended September 30, 2004, the Company realized gains on sales of marketable securities totaling $21,000, as compared to realized losses on the sale of marketable securities totaling $36,000 for the same period during 2003. The remaining other expense during 2003 was attributed to the Company incurring interest charges related to the utilization of its line of credit.

PROVISION FOR TAXES

The income tax provision for the quarter ended September 30, 2004 was $19,000, as compared to an income tax provision of $11,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the income tax provision was $30,000, as compared to an income tax benefit of $12,000 for the nine months ended September 30, 2003. The provision for both periods differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance against the tax (benefit) expense applicable to period losses. In addition, the tax rates in all periods were affected by certain state and local taxes which are based on net worth.

NET LOSS

As a result of all the items mentioned above, the Company incurred a net loss of $596,000 for the quarter ended September 30, 2004 as compared to net income of $166,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the net loss was $1,291,000 as compared to a net loss of $37,000 for the nine months ended September 30, 2003.

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

As of September 30, 2004, total cash was $2,664,000, a $294,000 increase over the $2,370,000 reported as of September 30, 2003.

CASH (USED IN) PROVIDED BY OPERATIONS

Net cash used in operations was $486,000 for the nine months ended September 30, 2004 as compared to net cash provided by operations of $253,000 for the same period in 2003.

The effect of the losses discussed above on the cash used in operations during the nine months ended September 30, 2004 was partially offset by the difference between the amounts collected on accounts and retainage receivables compared to the amounts of accounts and retainage payables paid. The cash provided by operations during the nine months ended September 30, 2003 was largely as a result of the progression of newer projects started in the early portion of 2003. The Company's backlog at September 30, 2004 was approximately $36,600,000 as compared to approximately $21,400,000 (restated) at September 30, 2003. The Company's current cash resources may not be adequate if anticipated gross profits on current projects are not achieved and revenue is not increased.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $6,000 and $12,000 during the nine months ended September 30, 2004 and 2003, respectively.

The Company received proceeds on the sale of marketable securities of $441,000 and $365,000 during the nine months ended September 30, 2004 and 2003, respectively. The Company purchased marketable securities of $447,000 and $370,000 during the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company purchased property and equipment totaling $7,000 during the nine months ended September 30, 2003.

CASH USED IN FINANCING ACTIVITIES

No net cash was provided by financing activities during the nine months ended September 30, 2004, as the Company did not utilize its line of credit facility during the period. Net cash used in financing activities was $387,000 for the nine months ended September 30, 2003 as a result of the Company repaying its line of credit during the period.

CREDIT FACILITY

The Company had a $2,000,000 line of credit with Merrill Lynch, which expired August 31, 2004. The Company is actively seeking other credit providers and is exploring alternative facilities, but has not yet been able to obtain a replacement facility.

The Company had not utilized its credit facility from July 2003 through its expiration date. Based upon the Company's current cash position and the cash expected to be generated by projects already under contract, the Company believes its current cash resources are adequate to fund its operating requirements for the next twelve months. If in the future the Company is not able to fund its activities without borrowing and this line of credit has not been replaced, then the loss of this facility could have a material adverse effect on the Company's ability to obtain bonding, take on new projects, and fund existing projects.

The Company currently has no significant capital expenditure commitments.

SURETY

On most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The Company is contingently liable to the surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties. Management believes that all contingent liabilities will be satisfied by the Company's performance on the specific bonded contracts involved.

The Company believes its current bonding limits are sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At September 30, 2004, approximately $28,600,000 of the Company's backlog of $36,600,000 required bonds.

While the Company has a longstanding relationship with its surety, the surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination. In addition, the Company's failure to replace its recently expired credit line, as described above, could result in the surety's unwillingness to provide bonds in the future. If the surety is unwilling to provide bonds in the future, the Company would seek an alternate surety. If the Company is unable to secure a replacement surety, it would be unable to bid on certain public projects and certain privately financed projects which require performance bonds. This would have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, inability to replace its recently expired line of credit facility, low labor productivity and shortages of skilled labor, federal government tariff increases on foreign steel imports, a general rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2003. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments. As of September 30, 2004, the Company has invested $640,000 in managed stock funds selected by Merrill Lynch.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 3a to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.   OTHER INFORMATION

Not Applicable

ITEM 6.   EXHIBITS

            Exhibit 10.1 - Employment Agreement by and among KSW Mechanical Services, Inc., the Company and Floyd Warkol, dated as of April 1, 2004.

            Exhibit 11 - Statement regarding Computation of Income (Loss) per Share.

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



                                    KSW, INC.
Date:  November 11, 2004
                                    /s/Richard W. Lucas
                                    -------------------------------------------
                                    Richard W. Lucas
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                                    DESCRIPTION
  ------                                    -----------


   10.1 Employment Agreement by and among KSW Mechanical Services, Inc., the Company and Floyd Warkol, dated as of April 1, 2004.


    11            Statement regarding Computation of Income (Loss) per Share.


   31.1           Certification of Chief Executive Officer required by Rule
                  13a-14(a).


   31.2           Certification of Chief Financial Officer required by Rule
                  13a-14(a).


   32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).


   32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. ss.1350 (furnished herewith).