Form 10-K
period 2004-12-31
KSW INC
filed 2005-03-31
CIK 1004125

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ____________

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2004 was $ 2,707,168 (based on a price of $.70 per share).

As of March 25, 2005, there were 5,470,311 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS.............................................................................................2

PART I.................................................................................................................3

         ITEM 1.          BUSINESS.....................................................................................3

         ITEM 2.          PROPERTIES...................................................................................7

         ITEM 3.          LEGAL PROCEEDINGS............................................................................7

         ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................7

                          EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................8

PART II................................................................................................................8

         ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............................................8

         ITEM 6.          SELECTED FINANCIAL DATA......................................................................9

         ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS...................................................................10

         ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................................24

         ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................24

         ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE....................................................................24

         ITEM 9A.         CONTROLS AND PROCEDURES.....................................................................24

         ITEM 9B.      OTHER INFORMATION..............................................................................24

PART III..............................................................................................................25

         ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................25

         ITEM 11.         EXECUTIVE COMPENSATION......................................................................25

         ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................................................26

         ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................26

         ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................26

PART IV...............................................................................................................26

         ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .................................................26

SIGNATURES............................................................................................................30


                           FORWARD LOOKING STATEMENTS


Certain statements contained under "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Many of the risks, uncertainties, and other important factors that could cause actual results to differ materially from expectations of the Company are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.

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

         Some of the Company's ongoing projects include the following: Weill Cornell "S" Building, Weill Cornell Ambulatory Care Facility, as well as the conversions from office space to residential rental apartments in lower Manhattan at 10 Hanover Square and 1 Wall Street Court, and new high rise luxury buildings at 325 Fifth Avenue and at 83rd Street and York Avenue.

         The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company has in the past engaged consultants to determine the best methods to maximize shareholder value, including whether the sale of the Company would be advantageous.

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

         The Company's management pioneered the concept of managing the mechanical trade portion of construction projects. On larger complex projects (generally those having a mechanical portion valued over $10 million), such as the Weill Cornell Ambulatory Care Facility, Morgan Stanley Children's Hospital at New York Presbyterian and the Long Island Jewish Hospital Energy Center, it is often beneficial for a construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, the Company believes construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company's subsidiary performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. The Company believes coordination provides a significant benefit in keeping a project on schedule and within budget.

         As a mechanical trade manager, the Company may subcontract parts of a large project to different subcontractors, thereby increasing competition on projects and lowering bids by allowing smaller contractors to compete for the subcontract work. The Company believes customers benefit by having a single source responsible for the cost, coordination and progress of the mechanical portion of the projects. Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business.

         The Company provides a guaranteed maximum price ("GMP") to the owners for its scope of responsibility. The Company controls the GMP by obtaining accurate price quotes from potential suppliers and subcontractors, requiring payment or performance bonds from major subcontractors and adding a contingency allowance to these price quotes before the Company submits its GMP. The Company also works to control costs because it is a mechanical contractor and can perform the guaranteed work on its own should bid prices exceed its estimate. These costs are subject to certain risk factors discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

           While trade management projects provide a net profit margin similar to that for contracting projects, the Company believes there is generally less risk associated with trade management projects because there is a contingency fund which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses. The Company is at risk for any costs in excess of the GMP. There is no assurance that potential cost overruns will not exceed this contingency.

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

         The Company believes it has been successful in the competitive bidding process because it is selective in the projects on which it bids and has highly skilled personnel familiar with the local market. The Company strives to avoid costly bidding errors by becoming thoroughly familiar with all aspects of a project and developing a comprehensive project budget using what it believes is a proven cost estimating system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs compared to the estimates. The Company's costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

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

         BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $ 36,000,000 as of December 31, 2004, compared to approximately $20,900,000 as of December 31, 2003, and approximately $26,200,000 (restated) at December 31, 2002. See the discussion of the restatements in "Item 6 Selected Financial Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is actively seeking new contracts to add to its backlog. Management believes that its value engineering services will lead to a greater number of contracts to bid, since the Company is able to be part of the initial planning of a project.

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

         COMPETITION. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, some of these large competitors are unfamiliar with the New York City metropolitan area. The Company believes it competes favorably in New York City with respect to such companies because of its reputation in the area and its knowledge of the local labor force. There are many smaller contractors and subcontractors in the New York City metropolitan area. The Company believes there are barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

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

         EMPLOYEES. At December 31, 2004, the Company had approximately 31 permanent, full- time employees. The Company also employs field employees, who are union workers. The number of union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

         The Company pays benefits to union employees through payments of funds to trusts established by the unions. The Company's obligation is to pay a percentage of the wages of union workers to these trust funds. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full-time permanent employees with medical insurance benefits and a discretionary matching 401(k) plan. Through 2004, the Company has matched 25% of the employees' 401(k) contributions.

         DEPENDENCE UPON CUSTOMERS. At any given time, a material portion of the Company's contracting business may be for one large contract for one customer. The Company's customer base can vary each year based on the nature and scope of the projects undertaken in that year.

         For the year ended December 31, 2004, work under contracts with Bovis Lend Lease Inc., Newmark Construction Services, LLC and related entities, and Glenwood Management Corporation, constituted 32%, 23% and 16% of the Company's total revenues, respectively.

         For the year ended December 31, 2003, work under contracts with Bovis Lend Lease, Inc., Glenwood Management Corporation and Newmark Construction Services, LLC and related entities, constituted 43%, 27% and 13% of the Company's total revenues, respectively.

         For the year ended December 31, 2002 (as restated), work under contracts with Bovis Lend Lease, Inc., J.A. Jones Construction Group, LLC. and Jeffrey M. Brown Associates, Inc., constituted 41%, 15% and 11% of the Company's total revenues, respectively.

         Historically, a considerable portion of the Company's revenue has been generated from contracts with federal, state and local governmental authorities. The current backlog does not include any contracts directly with these governmental authorities.

         As is customary in the industry, on most of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount less than 1% of the amount of the contract to be performed. Since inception, the Company has never been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2004, approximately $25,500,000 of the Company's $36,000,000 backlog required bonds. In addition, during the first quarter of 2005, the Company accumulated approximately $20,000,000 of new work which is not reflected in the backlog amount at December 31, 2004 of which $6,600,000 will require bonding. See the discussion of the surety in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations."

         OTHER MATTERS. The Company does not own any patents, patent rights or similar intellectual property. The Company's business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2004, 2003 and 2002, and anticipates no research and development expenses in 2005.

ITEM 2.  PROPERTIES

         Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases an office and warehouse space in Long Island City consisting of 18,433 square feet. The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases on real estate taxes over the base year taxes, maintenance, insurance and utilities. The Company has exercised the first five-year option under the Modification of Lease Agreement, which extended the lease term through June 2004. The Company has exercised a one year option for the period July 2004 through June 2005 and a one year option for the period July 2005 through June 2006. The Company also has a three-year option which can be exercised during 2006.

         The Company also leases a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and 10,000 square feet of shop space. It also leases an adjacent 5,000 square foot storage yard. This property is jointly owned by the Company's Chief Executive Officer and a charitable foundation he controls. This lease is a triple net lease. The Company pays rent of approximately $8,500 per month, plus taxes (currently approximately $2,000 per month), maintenance, insurance and utilities. The lease expired on December 31, 2002 and is currently on a month-to-month basis.

     The properties are well maintained, adequate and suitable for their purposes.

ITEM 3.  LEGAL PROCEEDINGS

The following is a material pending proceeding in which the Company is a party:

KSW Mechanical Services v. NAB Construction Corp.

            In February 1999, the Company sued the general contractor on the Co-Op City Project and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals. The Company's claim includes approximately $1,937,000, consisting of accounts receivable applicable to the base contract of approximately $437,000, and unpaid final retainage billings of approximately $1,500,000. The Company also seeks to be compensated for unanticipated costs incurred through 1998, in the sum, as presented at trial, of $2,303,727. These costs have not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant asserted counterclaims, as presented at trial, totaling $1,440,905, and a claim for $3,000,000 based on the argument that the Company's mechanic's lien was willfully overstated. The Company believes all of the defendant's claims lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 40 days and adjourned by the court to April 2005 for further trial proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2004 were as follows:


NAME                          AGE               TITLE
----                          ---               -----

Floyd Warkol                  57                Chief Executive Officer, President, Secretary and
                                                Chairman of the Board of Directors

Richard W. Lucas              38                Chief Financial Officer

James F. Oliviero             58                General Counsel

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


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "KSWW.OB."

         At March 25, 2005, the Company had 5,470,311 shares of KSW Common Stock issued and outstanding held by approximately 5,000 shareholders of record, based on shareholder lists provided by the Company's stock transfer agent and Depository Trust Company.

         Currently, the Company intends to retain earnings, if any, for future growth, and does not anticipate paying dividends on its Common Stock in the near future. The Company did not pay dividends during 2004 or 2003.

         The following information on high and low bid information is provided for 2004 and 2003 based on intraday quotation information:

                                                          2004                                  2003
                                                          ----                                  ----
                Quarter                         High                Low                High             Low
                -------                         ----                ---                ----             ---
First...............................          $   1.01         $    .62           $   1.05         $    .70
Second..............................          $   1.05         $    .69           $   1.00         $    .70
Third...............................          $    .80         $    .62           $    .85         $    .70
Fourth..............................          $    .75         $    .40           $    .83         $    .62

These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.

ITEM 6.  SELECTED FINANCIAL DATA

           The following information for the years ended December 31, 2004, 2003, 2001, and 2000 is derived from, and is qualified by reference to, the financial statements for those years audited by Marden, Harrison & Kreuter CPAs, P.C. The summary of certain financial information relating to the Company for the year ended December 31, 2002 (as restated), is derived from, and is qualified by reference to, the financial statements for the year audited by Rosen Seymour Shapss Martin & Company, LLP. Previous year amounts have been reclassified to conform to the presentation. Each of the previously mentioned financial statements is included herein or in prior years annual reports on Form 10-K and Form 10-K/A, and should be read in conjunction with such financial information.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

INCOME STATEMENT:                            2004            2003            2002             2001            2000
                                                                          (Restated)
Revenues..........................         $26,281         $35,002         $46,448 (a)      $51,012         $52,247
Costs of revenues.................          24,139          31,148          40,808 (a)       49,153          48,249
Gross profit......................           2,142           3,854           5,640            1,859 (b)       3,998 (b)
Selling, general and
   administrative expenses........           3,452           3,010           4,196            4,499           4,706
Operating income (loss)...........          (1,310)            844           1,444           (2,640)           (708)
Other income (expense)............              52             (59)           (107)             (55)            279
Income (loss) before income taxes
                                            (1,258)            785           1,337           (2,695)           (429)
Provision (benefit) for income
   taxes..........................              22             (30)          1,714 (c)       (1,218)           (163)
Income (loss) before cumulative
   effect of change in accounting
   principle......................          (1,280)            815            (377)          (1,477)           (266)
Cumulative effect of change in
   accounting principle net.......               -               -          (1,888)(d)            -               -
Net income (loss).................          (1,280)            815          (2,265)          (1,477)           (266)
Net income (loss) per share -
    Basic.........................            (.24)            .15            (.41)            (.27)           (.05)
    Diluted.......................            (.24)            .15            (.41)            (.27)           (.05)
Number of shares used in
   computation :
    Basic.........................       5,470,311       5,470,311       5,470,311        5,470,311       5,468,991
    Diluted.......................       5,470,311       5,470,311       5,470,311        5,470,311       5,641,050

BALANCE SHEET DATA:
Total assets......................          13,913          16,834          17,171           27,620          28,263
Working capital...................           3,181           4,496           3,495            5,213           6,996
Current liabilities...............           7,127           8,785          10,029           18,149          17,255
Long-term liabilities.............               -               -               -               19              51
Stockholders' equity..............           6,786           8,049           7,142            9,452          10,957
OTHER DATA:
Current ratio.....................          1.45:1          1.51:1          1.35:1           1.29:1          1.41:1

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis explains the general financial condition and the results of operations for the Company, for the years ended December 31, 2004, 2003 and 2002, including:

          o    factors which affect our business,

          o    our earnings and costs in the periods presented,

          o    changes in earnings and costs between periods,

          o    sources of earnings, and

          o    impacts of these factors on our overall financial condition.

         As you read this discussion and analysis, please refer to the Consolidated Statements of Operations for the years ended 2004, 2003 and 2002 (restated) included in the Company's consolidated financial statements.

         At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were materially overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts as disclosed by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date. This overstatement did not affect previously reported gross profit, operating income, net income (loss) or earnings (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002 and nine months ended September 30, 2003, including for their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors. The Form 10-K for 2003 and the Form 10-K/A for 2002 restated the overstated amounts to correct the accounting error. Management, with oversight from the Audit Committee, analyzed and corrected the Company's internal financial reporting system.

         Total revenues for 2004 were $26,281,000 as compared to $35,002,000 for 2003 and $46,448,000 (restated) for 2002.

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

         During the year ended December 31, 2004, the Company's experienced losses which were primarily a result of (1) a decreased number of projects available to bid due primarily to market conditions, which resulted in insufficient revenue to absorb operating expenses and increased labor costs, and
(2) the effect of price increases of steel-based piping materials.

         As to labor costs, the Company has a policy of charging costs regarding project supervision and drafting personnel directly to the projects for which they are responsible. Reduced revenues, however, have prevented these costs from being charged to multiple projects, which reduced the profit margins on existing projects. Specifically, the Company needs to retain experienced field labor for future, as well as current projects. Because the Company has had a relatively small number of projects during the past fiscal year, the Company has employed more highly compensated field personnel per project than it would have if there were more projects underway. This continued employment, along with the number of projects, has resulted in increased labor costs per project and a reduction in profits.

         The majority of the Company's contracts are awarded on a fixed-price basis. Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company's contract is awarded. The Company purchases materials throughout the project on a price-in-effect basis. The Company was negatively impacted by the severe price increases of steel based piping materials during the course of projects which reduced gross profits on these projects. Management estimates based on its review of the Company's purchases of steel based piping materials, that the Company's earnings have been reduced by approximately $315,000 as a result of the price increases in these materials during the year ended December 31, 2004. The Company now includes allowances in its estimates for future escalations in steel prices. In order to minimize these future escalations, on March 28, 2005, the Company entered into an agreement, not yet reduced to writing, with a supplier of steel based piping materials whereby the Company has committed to purchase a minimum of $ 1,400,000 of steel based materials over a fifteen month period, at fixed unit prices.

         During the year ended December 31, 2004, the Company has taken steps to further control its home-office cost management. These steps included reduction in office staff, as well as the Company's Chief Executive Officer reducing his salary by 20%, with a proportionate reduction in his work week.

         Management believes that the future success of the Company lies in its ability to obtain new projects, maintain proper cost controls related to this work, pursue new trade management contracts and continue controlling home-office expenditures. The Company is dependant on outside factors such as the general health of the New York City metropolitan area economy and continued low interest rates, both of which relate to the strength of the building industry and the type of projects the Company has the ability to obtain. Increasing governmental deficits could also affect the amount of new governmental financed projects which the Company would pursue. The Company must also continue to obtain surety bonds, which are required on many of its projects. The Company's management has had experience in expanding into new geographic areas; however, to date the Company has conducted its operations primarily in the New York City metropolitan area.


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

         Accounting for revenue recognition for construction contracts
         -------------------------------------------------------------

         The Company recognizes revenue for long-term construction contacts not yet completed using the "percentage of completion" method, measured by the percentage of total costs incurred to date to estimated total costs at the completion of each contract. When the Company bids projects, a comprehensive budget is prepared dividing the project into line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As projects progress, the Company's project managers plan, schedule and oversee operations and review project costs compared to the estimates. Management reviews on a bi-weekly basis the progression of the contract with the project manager. An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts. The results of these procedures determine the estimated total costs at completion, based on facts and circumstances known at the time. Any revision in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes. The Company has the ability to receive a change order for project scope changes. For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims. Such claims are not carried on the books until they are acknowledged by the owner or contractor.

         Accounting for intangible assets and goodwill
         ---------------------------------------------

         During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, the amortization of goodwill ceased as of January 1, 2002 and a test for impairment was established. SFAS 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset.

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

         Accounting for income taxes
         ---------------------------

         Judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002, the Company recorded a valuation allowance against its net deferred tax assets totaling $1,045,000. In the event that actual results differ from these estimates, the Company may be required to record an additional adjustment to the valuation allowance on its deferred tax assets, which could have a material effect on the Company's financial condition and results of operations. These adjustments would be a result of the Company's inability to generate enough profits to realize these assets. For the year ended December 31, 2003, the Company had net income, which utilized a portion of the deferred tax asset and reduced the deferred tax valuation allowance by $406,000. For the year ended December 31, 2004, the Company had a net loss, which increased the deferred tax asset and increased the deferred tax valuation allowance by $581,000.

RESULTS OF OPERATIONS

         The following table, dollar amounts in thousands, sets forth, as a percentage of net sales, certain items of the Company's statement of operations for the periods indicated:

                                                    2004                       2003                        2002
                                                    ----                       ----                        ----
                                                                                                        (RESTATED)
                                            AMOUNT       PERCENT       AMOUNT       PERCENT        AMOUNT       PERCENT
                                            ------       -------       ------       -------        ------       -------

REVENUES............................     $  26,281        100.0      $  35,002       100.0      $  46,448        100.0
COSTS OF REVENUES...................        24,139         91.8         31,148        89.0         40,808         87.9
                                         ----------   ----------     ----------  ----------     ----------   ----------
GROSS PROFIT........................         2,142          8.2          3,854        11.0          5,640         12.1
EXPENSES
     Selling, general and
     administrative expenses........         3,452         13.1          3,010         8.6          4,196          9.0
                                         ----------   ----------     ----------  ----------     ----------   ----------

OPERATING INCOME (LOSS).............        (1,310)        (4.9)           844         2.4          1,444          3.1
OTHER INCOME (EXPENSES).............            52           .1            (59)        (.2)          (107)         (.2)
                                         ----------   ----------     ----------  ----------     ----------   ----------
INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES..........        (1,258)        (4.8)           785         2.2          1,337          2.9

PROVISION (BENEFIT) FOR INCOME
TAXES...............................            22           .1            (30)        (.1)         1,714          3.7
                                         ----------   ----------     ----------  ----------     ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE
CHANGE IN ACCOUNTING PRINCIPLE......        (1,280)        (4.9)           815         2.3           (377)         (.8)

CUMULATIVE CHANGE IN ACCOUNTING FOR
GOODWILL, NET OF TAX
BENEFIT.............................             -            -              -           -         (1,888)        (4.1)
                                         ----------   ----------     ----------  ----------     ----------   ----------
NET INCOME (LOSS)...................     $  (1,280)        (4.9)     $     815         2.3      $  (2,265)        (4.9)
                                         ==========   ==========     ==========  ==========     ==========   ==========

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues
--------

       Revenues decreased by $8,721,000 or (24.9)% to $26,281,000 for the year ended December 31, 2004, as compared to $35,002,000 for the year ended December 31, 2003. These declines were primarily a result of a decreased number of projects available to bid due to market conditions. Revenue for the fourth quarter of 2004 was $6,877,000, a reduction of $3,335,000, as compared to $10,212,000 for the fourth quarter of 2003. Included in the fourth quarter of 2003 results was approximately $714,000 of reimbursements of costs incurred due to delays on two government contracts. Costs associated with these claims were incurred in previous quarters. At December 31, 2004, the Company had backlog of $36,000,000. During the first quarter of 2005, the Company has accumulated approximately $20,000,000 of new work, which is not reflected in the backlog amount as of December 31, 2004. The Company is actively seeking new projects to add to its backlog.


         During the year ended December 31, 2004, the Company earned 32%, 23% and 16% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of its contract revenue in any given year.


Costs of revenues
-----------------

          Costs of revenues decreased by $7,009,000 or (22.5%) to $24,139,000 for the year ended December 31, 2004 compared to $31,148,000 for the year ended December 31, 2003. Costs of revenues as a percentage of revenues increased by 2.8% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Costs of revenues for the fourth quarter 2004 was $6,339,000, a reduction of $2,047,000 as compared to $8,386,000 for the fourth quarter of 2003. As previously mentioned, the change in costs of revenues during 2004 as compared to 2003, is attributed partially to the increased cost of steel based products, reduced revenues limiting project supervision and drafting salaries from being job costed to multiple projects, as well as increased labor costs incurred by the Company to retain experienced field labor personnel.


Gross profit
------------

         For the year ended December 31, 2004, the Company had a gross profit of $2,142,000 or 8.2% as compared to $3,854,000 or 11.0% for the year ended December 31, 2003. In the fourth quarter of 2004, the gross profit was $538,000 or 7.8% as compared to $1,826,000 or 17.9% for the same period in 2003. The decline in gross profit for the year ended December 31, 2004 as compared to the year ended December 31, 2003, was primarily a result of the overall decline in revenues as well as the effect of price increases of steel based piping materials and increased labor costs to retain experienced labor.

         The decline in the fourth quarter ended December 31, 2004, as compared to the same period in 2003, was attributed to the overall decline in revenues and the 2003 fourth quarter results included claim revenue of approximately $714,000.



Selling, general and administrative expenses
--------------------------------------------

         For the year ended December 31, 2004, selling, general and administrative ("S,G & A") expenses increased $442,000 or 14.7% to $3,452,000 from $3,010,000 for the year ended December 31, 2003. During the fourth quarter ended December 31, 2004, S,G & A expenses were $566,000 as compared to $998,000 for the same period in 2003, a decrease of $432,000. For the yearly and quarterly periods above, these changes were primarily a result of the job costing of overhead costs to trade management contracts and the reduction in home office overhead. A legal settlement during the first quarter of 2003 affected only the yearly comparisons.

          As previously discussed, during the year ended December 31, 2004, the Company took additional steps to reduce its S,G & A expenses by eliminating certain home office positions. In addition, the Company's Chief Executive Officer reduced his salary by 20% with a proportionate reduction in his work week. These cost savings did not become fully recognized until the fourth quarter of 2004 due to severance costs incurred during the third quarter of 2004. During the second half of 2004, the Company started the trade management contract at the Weill Cornell Ambulatory Care Building, a contract of approximately $17.7 million. On trade management projects, certain administration costs are job costed instead of being carried in S, G & A costs. The above factors contributed to the decrease in S, G & A expenses during the fourth quarter of 2004 as compared to the same period in 2003.

          During 2003, legal costs were approximately $570,000, which related to a lawsuit with Stroock & Stroock & Lavan, LLP ("Stroock"), as well as the litigation with NAB Construction Corp. regarding the Co-Op City project as discussed in "Item 3. - Legal Proceedings" of this Form 10-K. During the year ended December 31, 2003, the Company reached a settlement related to its legal action against Stroock, whereby Stroock paid the Company approximately $850,000 and dismissed its counterclaim for payment of legal fees. This settlement reduced S, G & A expenses during the first quarter of 2003. During the fourth quarter of 2003, S, G & A expenses were also higher due to the Company substantially completing all of its trade management contracts.

Other income (expenses)
-----------------------

          Other income for the year ended December 31, 2004 was $52,000 as compared to other expenses of $59,000 for the year ended December 31, 2003. For the year ended December 31, 2004, the Company realized gains on the sale of marketable securities totaling $48,000 as compared to realized losses on the sale of marketable securities of $30,000 for the same period in 2003. The remaining other expense during 2003 was attributed to the Company incurring interest charges related to the utilization of its line of credit. During 2004, the Company earned interest income of $4,000.



Provision (benefit) for income tax
----------------------------------

         The income tax expense for the year ended December 31, 2004 was $22,000 or 1.7 % of the net loss compared to an income tax benefit for the year ended December 31, 2003 of $30,000 or 3.8 % of the taxable income. During 2004, net losses during the period resulted in a $581,000 increase in the valuation allowance against the Company's deferred tax asset. During 2003, the Company utilized $406,000 of the deferred tax asset valuation allowance. Without these provisions, the income tax expense as a percentage of taxable income would have been approximately 50%.



Net income (loss)
-----------------

         As a result of all of the items mentioned above, the Company generated a net loss of $1,280,000 in 2004 as compared to net income of $815,000 in 2003.



YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002 (RESTATED)

Revenues
--------

         Revenues decreased $11,446,000 or (24.6)% to $35,002,000 for the year ended December 31, 2003, as compared to $46,448,000 (restated) for the year 2002. The majority of the Company's new projects in 2003, which were originally projected to be underway during the early part of January 2003, did not commence until the latter half of the first quarter 2003, which contributed to the decrease in revenue. This revenue decline was a result of market conditions, as well as the Company focusing on smaller contracts with shorter durations, which the Company is able to monitor more closely. Revenue for the fourth quarter of 2003 was $10,212,000, a reduction of $24,000 as compared to the fourth quarter of 2002 totaling $10,236,000 (restated). Included in the fourth quarter of 2003 results was approximately $714,000 of reimbursements of costs incurred due to delays on two government contracts. Costs associated with these claims were incurred in previous quarters. At December 31, 2003, the Company had backlog of $20,900,000.

         During the year ended December 31, 2003, the Company earned 43%, 27% and 13% of its revenue from its three largest customers. The Company bids on large multi-year contracts which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues
-----------------

         Costs of revenues decreased by $9,660,000 or (23.7%) to $31,148,000 for the year ended December 31, 2003 compared to $40,808,000 (restated) for the year ended December 31, 2002. Costs of revenues for the fourth quarter of 2003 was $8,386,000, a reduction of $331,000 as compared to the fourth quarter of 2002 totaling $8,717,000 (restated). Both of these changes can be attributed to the decline in revenue previously discussed.


Gross Profit
------------

         For the year ended December 31, 2003, the Company had a gross profit of $3,854,000 or 11.0% as compared to $5,640,000 or 12.1% (restated) for the year ended December 31, 2002. In the fourth quarter of 2003, the gross profit was $1,826,000 or 17.9% as compared to $1,519,000 or 14.8% (restated) for the same period in 2002. During the fourth quarter 2002, the Company received $338,000 from the WTC Business Recovery Program which $176,000 was allocated to costs of revenues in 2002. The decline in gross profit for year ended December 31, 2003 was primarily a result of the overall decline in revenues caused by the delayed start of projects.


Selling, general and administrative expenses
--------------------------------------------

         For the year ended December 31, 2003, selling general and administrative expenses decreased $1,186,000 or (28.3)% to $3,010,000 from $4,196,000 for the year ended December 31, 2002. During the fourth quarter ended December 31, 2003 selling, general and administrative expenses were $998,000 as compared to $743,000 for the same period in 2002, an increase of $255,000. During the three months and year ended December 31, 2003, legal costs decreased by approximately $35,000 and $1,048,000, respectively, as compared to the same period in the prior year. During 2003, legal costs were approximately $570,000, which related to the Stroock & Stroock & Lavan, LLP ("Stroock") lawsuit as well as the Co-Op City litigation. During the year ended December 31, 2003, the Company reached a settlement related to its legal action against Stroock, whereby Stroock paid the Company approximately $850,000 and dismissed its counterclaim for payment of legal fees. This settlement reduced selling, general and administrative costs during the first quarter of 2003. During the year ended December 31, 2002, legal costs were incurred in connection with the Helionetics Creditors Committee lawsuit and the Co-Op City lawsuit. During the fourth quarter of 2003, the Company substantially completed all of its trade management contracts. On these projects, certain administration costs are job costed instead of being carried in selling, general and administrative costs. This resulted in selling, general and administrative cost decreasing for the year ended December 31, 2003 in comparison to the same period in 2002 and an increase in the fourth quarter of 2003 compared to the same period in 2002. In addition, during the fourth quarter of 2002, the Company received $338,000 from the WTC Business Recovery Grant Program of which $162,000 was allocated to selling, general and administrative costs.

Other expenses
--------------

         Other expenses decreased to $59,000 in 2003 as compared to $107,000 in 2002, largely due to a reduction in realized losses on the sale of marketable securities the Company holds invested in managed stock funds. The remaining other expenses during 2003 and 2002 were attributed to the Company incurring interest charges related to the utilization of its line of credit.


Provision (benefit) for income tax
----------------------------------

         The income tax benefit for the year ended December 31, 2003 was $30,000 or 3.8% of the taxable income compared to income tax expense for the year ended December 31, 2002 of $1,714,000 or 128.2% of the taxable income. The 2002 income tax expense contains a provision of $1,045,000 for a valuation allowance against the Company's deferred tax assets. Without this provision, the income tax expense as a percentage of taxable income would have been approximately 50%. During 2003, the Company utilized $406,000 of the deferred tax asset valuation allowance.


Cumulative effect of change in accounting principle
---------------------------------------------------

         The Financial Accounting Standards Board issued SFAS 142 "Goodwill and Other Intangible Assets", which became effective on January 1, 2002. In accordance with this pronouncement goodwill would no longer be amortized, but tested each year for impairment. Since the goodwill applied to the entire Company as a whole and the fair value of the Company as represented by it market capitalization, was significantly below its net worth including the goodwill, the goodwill of $3,514,000 ($1,888,000 net of taxes) was written off during the first quarter of 2002.


Net income (loss)
-----------------

         As a result of all of the items mentioned above, the Company generated net income of $815,000 in 2003 compared to a net loss of $2,265,000 in 2002.



LIQUIDITY AND CAPITAL RESOURCES

General
-------

        The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. The Company has not relied on bank borrowings to finance its operations since July 2003, and in August 2004, the Company's $2,000,000 line of credit expired. On March 28, 2005, the Company obtained a line of credit which is subject to certain conditions. See discussion of credit facility below. As of December 31, 2004, cash balances were $2,960,000, a $196,000 decrease from the $3,156,000 reported as of December 31, 2003.



Cash provided by (used in) operations
-------------------------------------

         Net cash used in operations was $168,000 in 2004. Net cash provided by operating activities was $1,043,000 in 2003 and $1,678,000 in 2002. During 2004, the effect of losses was partially offset by the difference between amounts collected on accounts and retainage receivable compared to the amount of accounts and retainage payable. The increase in both 2003 and 2002 was primarily due to the increase in operating income and the Company's ability to collect its accounts receivable in a more timely manner. The Company's backlog at December 31, 2004 was approximately $36,000,000 as compared to $20,900,000 at December 31, 2003. The Company is actively seeking new contracts.

Cash provided by (used in) investing activities
-----------------------------------------------

         Net cash used in investing activities was $28,000 in 2004, $16,000 in 2003 and $55,000 in 2002. The Company invests its excess cash in managed stock funds. The Company purchased marketable securities of $685,000, $513,000, $412,000 during 2004, 2003 and 2002, respectively. The Company received proceeds on the sale of marketable securities of $676,000, $506,000 and $404,000 during 2004, 2003 and 2002, respectively. In addition, the Company purchased property and equipment totaling $19,000, $9,000 and $61,000, respectively, in the years ended 2004, 2003 and 2002.

Cash provided by (used in) financing activities
-----------------------------------------------

         During 2004, no net cash was provided by financing activities. Net cash used in financing activities was $387,000 in 2003. In 2002, net cash provided by financing activities was $178,000. These changes were primarily due to the Company utilizing and repaying its line of credit.

Credit Facility
---------------

         The Company had a $2,000,000 line of credit which expired in August
2004.

         On March 28, 2005, the Company obtained a new line of credit facility from Fleet National Bank, a Bank of America Company, which provides for borrowings for working capital purposes up to $2,000,000. This facility expires April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary KSW Mechanical.

         The amount of advances is determined based on the amount of secured margined cash and marketable securities held at the bank and certain profitability and net worth requirements. Based on these requirements, the Company may currently borrow up to approximately $500,000.

         Secured margined cash and marketable securities advances bear interest at the bank's prime lending rate plus one-quarter of one percent per annum. Advances determined by certain profitability and net worth requirements bear interest at the bank's prime lending rate plus three- quarters of one percent per annum.

         Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company's business, properties or financial condition, a default in payment on the line, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts. The line of credit must be paid in full at the end of the term, April 1, 2006.

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

         The Company believes its current bonding limits are sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At December 31, 2004, approximately $25,600,000 of the Company's backlog of $36,000,000 required bonds.

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

CONTRACTUAL OBLIGATIONS

         As of December 31, 2004, outstanding contractual obligations are as follows:

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------

CONTRACTUAL                                          LESS THAN 1
OBLIGATIONS                         TOTAL               YEAR                 1-3 YEARS         4-5 YEARS        AFTER 5 YEARS
-----------                         -----               ----                 ---------         ---------        -------------
Long term debt                  $      -           $       -              $       -            $     -            $      -

Capital leases                         -                   -                      -                  -                   -

Operating leases (a)                281,000            187,000                94,000                 -                   -

Purchase obligations under
construction contracts (b)             -                   -                      -                  -                   -

Other long-term obligations            -                   -                      -                  -                   -
                                ------------       ------------           -----------          -----------         -----------

Total                           $   281,000        $   187,000            $   94,000           $     -             $     -
                                ============       ============           ===========          ===========         ===========


(a) The Company is obligated to pay monthly rental payments of approximately $15,000. The Company has exercised its second one-year option to extend the lease to June 2006, and has an additional option to extend the lease for the period July 2006 through June 2009.

(b) On March 28, 2005, the Company entered into an agreement, not yet reduced to writing, with a supplier of steel based piping materials where the Company has committed to purchase a minimum of $ 1,400,000 of steel based materials over a fifteen month period, at fixed unit prices.


OFF -BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303 (a) (4) of Regulation S-K.

FORWARD LOOKING STATEMENTS

Certain statements contained under "Item 1. Business", this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others:

o The Company's continued ability to obtain bonding is critical to its ability to bid on most public work and on certain types of private projects. Due to losses experienced industry wide, the surety market has tightened. This may make it more difficult for the Company to secure surety bonds in connection with its construction business due to the Company's financial position as well as overall market conditions. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. The surety's provision of bonding pursuant to its arrangement with the Company is solely at the surety's discretion, and the arrangement with the surety is an at-will arrangement subject to termination. If the Company is unable to obtain surety bonds as needed, it would be unable to bid on certain public projects and certain privately financed projects which require performance bonds. This would have a material adverse effect on the Company.

o The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2005. The Company has no other current employment or non-competition agreements with senior management. The failure to retain senior management would have a material adverse effect on the Company's business.

o The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs due to shortages of skilled labor and unforeseen jobsite conditions. There can be no assurance that these factors will not affect productivity in the future.

o There have been significant increases in the cost of steel based piping materials, which is the primary material supplied by the Company on projects, and future increases may impact the Company's profit margins beyond the amount the Company estimates for these future price escalations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not utilize futures, options or other derivative instruments. As of December 31, 2004, the Company has invested $709,000 in managed stock funds selected by Merrill Lynch.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference from Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure required.


ITEM 9A. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter ended December 31, 2004, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         The following is being provided pursuant to Question 1 of the SEC's Frequently Asked Questions, dated November 23, 2004, to include disclosure under Items 1.01 and 2.03 of Form 8-K:

         The Company had a $2,000,000 line of credit which expired in August
2004.

         On March 28, 2005, the Company obtained a new line of credit facility from Fleet National Bank, a Bank of America Company, which provides for borrowings for working capital purposes up to $2,000,000. This facility expires April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary KSW Mechanical.

         The amount of advances is determined based on the amount of secured margined cash and marketable securities held at the bank and certain profitability and net worth requirements. Based on these requirements, the Company may currently borrow up to approximately $500,000.

         Secured margined cash and marketable securities advances bear interest at the bank's prime lending rate plus one-quarter of one percent per annum. Advances determined by certain profitability and net worth requirements bear interest at the bank's prime lending rate plus three- quarters of one percent per annum.

         Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company's business, properties or financial condition, a default in payment on the line, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts. The line of credit must be paid in full at the end of the term, April 1, 2006.

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

         CODE OF ETHICS

         The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to our principal executive officer and principal financial and accounting officer. Copies of the Company's Code of Ethics will be provided free of charge upon written request directed to the Company's Director of Investor Relations, at 37-16 23rd Street, Long Island City, New York 11101.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

         1. and 2. Financial statement and financial statement schedules.

         See Index to consolidated financial statements and financial statement schedules on page F-1 of this form 10-K

         3.  Exhibits

   No.                          Description
   ---                          -----------

  3.1 Amended and Restated Articles of Incorporation of KSW, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 (No. 333-21735), February 13,
          1997).

  3.2 Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13,
          1997).

  10.1+ Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and KSW, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24, 1995).

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


------------------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.

  10.6+ Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc., KSW, Inc. and Burton Reyer (incorporated herein by reference as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999)


  10.7 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form-10K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30,
          1999).

  10.8 Settlement and Release, dated June 11, 2002, by and between KSW, Inc., Floyd Warkol, Burton Reyer, Robert Brussel and the Helionetics Official Committee of Unsecured Creditors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on July 12,
          2002).

  10.9+ 1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24, 1995).

  10.10 WCMA Loan And Security Agreement, dated as of May 30, 2001, between KSW Mechanical Services, Inc. and Merrill Lynch Business Financial Services, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004).

  10.11 WCMA Line of Credit Extension letter, dated January 27, 2004 and WCMA Line of Credit Extension Agreements dated November 13, 2002 and December 12, 2001, respectively, between KSW Mechanical Services, Inc., KSW, Inc., Energy Alternatives, Inc. and Merrill Lynch Business Financial Services, Inc. (incorporated herein by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004).

  10.12 Agreement of Indemnity, dated May 24, 2001, by and among KSW, Inc., KSW Mechanical Services, Inc. and XL Specialty Insurance Company (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30,
          2004)

  10.13+ Employment Agreement, dated April 1, 2003, by and between Floyd Warkol and the Company (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004)


  10.14 WCMA Line of Credit Extension Letter, dated June 30, 2004 (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (Commission File No. 0-27290), filed with the Commission on August 16, 2004).

  10.15+ Employment Agreement by and among KSW Mechanical Services, Inc., the Company and Floyd Warkol, dated as of April 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Commission File No. 0-27290), filed with the Commission on November 15, 2004).

  10.16+ Amendatory Employment Agreement, dated November 10, 2004, by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on November 16, 2004).

  10.17 Line of Credit Agreement letter, dated March 28, 2005 between KSW, Inc. and Fleet National Bank, a Bank of America Company together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty.

  10.18+  Compensation Arrangements with Certain Executive Officers.

  10.19+  Compensation of Non-Employee Directors

  11      Statement Regarding Computation of Net Earnings (Loss) Per Share.

  21.1    List of Subsidiaries

  23.1    Consent of Rosen Seymour Shapss Martin & Company, LLP.

  23.2    Consent of Marden, Harrison & Kreuter, CPAs P.C.

  31.1    Certification of Chief Executive Officer required by Rule 13a-14(a).

  31.2    Certification of Chief Financial Officer required by Rule 13a-14(a).

  32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

  32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KSW, INC.

                                     By:  /s/ Floyd Warkol
                                         ---------------------------------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 29, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Floyd Warkol
                                         ---------------------------------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 29, 2005

                                          /s/ Burton Reyer
                                         ---------------------------------------
                                         Burton Reyer
                                         Director
                                         March 29, 2005


                                          /s/ Russell Molina
                                         ---------------------------------------
                                         Russell Molina
                                         Director
                                         March 29, 2005


                                         /s/ Stanley Kreitman
                                         ---------------------------------------
                                         Stanley Kreitman
                                         Director
                                         March 29, 2005

                                         /s/ Innis O'Rourke
                                         ---------------------------------------
                                         Innis O'Rourke
                                         Director
                                         March 29, 2005

                                         /s/ John A. Cavanagh
                                         ---------------------------------------
                                         John A. Cavanagh
                                         Director
                                         March 29, 2005



                                         /s/ Richard W. Lucas
                                         ---------------------------------------
                                          Richard W. Lucas
                                          Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)
                                          March 29, 2005

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                          PAGE
                                                                          ----

Report of Independent Registered Public Accounting Firm                  F-2-3

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

Consolidated Statements of Operations                                     F-6

Consolidated Statements of Comprehensive Income (Loss)                    F-7

Consolidated Statements of Stockholders' Equity                           F-8

Consolidated Statements of Cash Flows                                    F-9-10

Notes to Consolidated Financial Statements                              F-11-34

Schedule II- Schedule of Valuation and Qualifying Accounts                F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
February 11, 2005, except for Note 16, as to which the date is March 28, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

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


Rosen, Seymour, Shapss, Martin & Company
Certified Public Accountants


New York, New York
February 19, 2003
except for Notes 14 and 15, which is as of March 19, 2004

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                             _______________________



                                                                          2004             2003
                                                                          ----             ----
        A S S E T S
        -----------

Current assets:
    Cash                                                             $    2,960       $    3,156
    Marketable securities                                                   709              621
    Accounts receivable, net                                              4,211            6,303
    Retainage receivable                                                  1,988            2,159
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                236              622
    Prepaid expenses and other receivables                                  204              420
                                                                     -----------      -----------

                  Total current assets                                   10,308           13,281






Property and equipment, net                                                  98              146
Accounts receivable                                                       2,037            1,937
Deferred income taxes and other                                           1,470            1,470
                                                                     -----------      -----------

        Total assets                                                 $   13,913       $   16,834
                                                                     ===========      ===========


                                   (continued)


                                                                              2004                   2003
                                                                              ----                   ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                                      $    4,906             $    4,978
    Retainage payable                                                          1,021                  1,141
    Accrued payroll and benefits                                                 220                    477
    Accrued expenses                                                             148                    182
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                     832                  2,007
                                                                          -----------            -----------

                  Total current liabilities                                    7,127                  8,785
                                                                          -----------            -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock: $.01 par value, 1,000,000 shares authorized,
         no shares issued and outstanding                                          -                      -
    Common stock:  $.01 par value, 25,000,000 shares authorized,
       5,470,311 shares issued and outstanding
                                                                                  54                     54
    Additional paid-in capital                                                 9,729                  9,729
    Accumulated deficit                                                       (3,058)                (1,778)
    Accumulated other comprehensive gain:
       Net unrealized holding gain on available for sale securities               61                     44
                                                                          -----------            -----------

                  Total stockholders' equity                                   6,786                  8,049
                                                                          -----------            -----------

                  Total liabilities and stockholders' equity              $   13,913             $   16,834
                                                                          ===========            ===========


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED DECEMBER 31, 2004 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              _____________________


                                                                                                            2002
                                                                           2004             2003          (RESTATED)
                                                                           ----             ----          ----------

Revenues                                                             $    26,281      $    35,002      $    46,448

Costs of revenues                                                         24,139           31,148           40,808
                                                                     ------------     ------------      -----------
Gross profit                                                               2,142            3,854            5,640

Selling, general and administrative expenses                               3,452            3,010            4,196
                                                                     ------------     ------------      -----------
Operating income (loss)                                                   (1,310)             844            1,444
                                                                     ------------     ------------      -----------
Other income (expense):

Interest income (expense), net                                                 4              (29)             (17)

Gain (loss) on sale of marketable securities                                  48              (30)             (90)
                                                                     ------------     ------------      -----------

Total other income (expenses)                                                 52              (59)            (107)
                                                                     ------------     ------------      -----------
Income (loss) before provision (benefit) for income taxes                 (1,258)             785            1,337


Provision (benefit) for income taxes                                          22              (30)           1,714
                                                                     ------------     ------------      -----------
Income (loss) before cumulative effect of change in accounting
principle                                                                 (1,280)             815             (377)

Cumulative effect of change in accounting for goodwill, net of
income tax benefit of $1,626                                                  -                 -           (1,888)
                                                                     ------------     ------------      -----------
Net income (loss)                                                    $    (1,280)     $       815    $      (2,265)
                                                                     ============     ============      ===========

Income (loss) per common share basic and diluted before effect
of change in accounting principle                                    $      (.24)     $       .15   $         (.06)

Cumulative effect of change in accounting principle                           -                 -             (.35)
                                                                     ------------     ------------      -----------
Basic and diluted income (loss) per common share                     $      (.24)     $       .15   $         (.41)
                                                                     ============     ============      ===========

Weighted average common shares outstanding -

Basic                                                                  5,470,311        5,470,311        5,470,311

Diluted                                                                5,470,311        5,470,311        5,470,311



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)
                             _______________________



                                                                          2004             2003             2002
                                                                          ----             ----             ----

Net income (loss)                                                   $    (1,280)    $      815       $    (2,265)
                                                                    ------------    -----------      ------------
Other comprehensive income (loss) before tax

   Net unrealized holding gains (losses) arising during the                  79            141              (176)
     year

   Less: reclassification adjustment for (gains) losses
     included in net income (loss)                                          (48)            30                90
                                                                    ------------    -----------      ------------

   Other comprehensive income (loss) before tax                              31            171               (86)

Income (tax) benefit related to items of other comprehensive
     income (loss)                                                          (14)           (79)               41
                                                                    ------------    -----------      ------------

  Other comprehensive income (loss), net of tax                              17             92               (45)
                                                                    ------------    -----------      ------------

Total comprehensive income (loss)                                   $    (1,263)    $      907       $    (2,310)
                                                                    ============    ===========      ============


                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                             ______________________


                                                                         ADDITIONAL        RETAINED          OTHER
                                                 COMMON STOCK              PAID-IN         EARNINGS      COMPREHENSIVE
                                         SHARES              AMOUNT        CAPITAL        (DEFICIT)      INCOME (LOSS)       TOTAL
                                         ------              ------        -------        ---------      -------------       -----

Balances, December 31, 2001            5,470,311        $      54      $    9,729       $    (328)        $      (3)      $   9,452

Net loss                                       -                -               -          (2,265)                -          (2,265)

Net unrealized loss on
 available for sale securities                -                -               -               -               (45)            (45)
                                       ----------        ----------    ----------       ----------        ----------      ----------


Balances, December 31, 2002            5,470,311               54           9,729          (2,593)              (48)          7,142

Net income                                     -                -               -             815                 -             815

Net unrealized gains on available
  for sale securities                          -                -               -               -                92              92
                                       ----------        ----------    ----------       ----------        ----------      ----------

Balances, December 31, 2003            5,470,311               54           9,729          (1,778)               44           8,049

Net loss                                       -                -               -          (1,280)                -          (1,280)

Net unrealized gains on available
 for sale securities                           -                -               -               -                17              17
                                       ----------        ----------    ----------       ----------        ----------      ----------

Balances, December 31, 2004            5,470,311         $     54      $    9,729       $  (3,058)        $      61       $   6,786
                                       ==========        ==========    ==========       ==========        ==========      ==========



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)
                            ________________________



                                                                     2004               2003               2002
                                                                     ----               ----               ----
Reconciliation of net income (loss) to net cash provided
    by (used in) operating activities:


      Net income (loss)                                          $ (1,280)          $     815           $  (2,265)

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

         Depreciation and amortization                                 67                  95                 131
         Deferred income taxes                                        (14)                (79)              1,667
         Write off of goodwill, net                                     -                   -               1,888
         Realized (gains) loss on sale of
           marketable securities                                      (48)                 30                  90
         Loss on sale of fixed assets                                   -                   -                  17

    Changes in assets (increase) decrease:
             Accounts receivable                                    1,992                 471               8,928
             Retainage receivable                                     171                 587                (197)
             Costs and estimated earnings in excess of
                billings on uncompleted contracts                     386                 (53)               (543)
             Prepaid expenses and other receivables                   216                  26                 279
             Other                                                      -                   8                   -

    Changes in liabilities increase (decrease):
             Accounts payable                                         (72)             (2,097)             (4,300)
             Retainage payable                                       (120)               (176)               (457)
             Accrued payroll and benefits                            (257)                230                (500)
             Accrued expenses                                         (34)                 11                (203)
             Billings in excess of costs and estimated
                earnings on uncompleted contracts                  (1,175)              1,175              (2,857)
                                                                   -------            -------              -------

                     Net cash provided by (used in)
                     operating activities                            (168)              1,043               1,678
                                                                   -------            -------              -------

                                   (continued)

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)
                                ________________



                                                           2004                   2003                 2002
                                                           ----                   ----                 ----

Cash flows from investing activities:
    Proceeds received on sale of marketable
       securities                                      $    676              $    506              $    404
    Purchase of marketable securities                      (685)                 (513)                 (412)
    Proceeds from sale of property                            -                     -                    14
    Purchase of property and equipment                      (19)                   (9)                  (61)
                                                       ---------             ---------             ---------

      Net cash used in investing activities                 (28)                  (16)                  (55)
                                                       ---------             ---------             ---------


Cash flows from financing activities:
   Long-term liabilities                                      -                     -                   (19)
   Repayment of loan payable                                  -                  (387)                    -
   Increase in loan payable                                   -                     -                   197
                                                       ---------             ---------             ---------

      Net cash provided by (used in) financing
      activities                                              -                  (387)                  178
                                                       ---------             ---------             ---------

      Net increase (decrease) in cash and cash
      equivalents                                          (196)                  640                 1,801

Cash and cash equivalents, beginning of year              3,156                 2,516                   715
                                                       ---------             ---------             ---------


Cash, end of year                                      $  2,960              $  3,156              $  2,516
                                                       =========             =========             =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:

        Interest                                       $     15              $     38              $     31

        Income taxes                                   $     36              $     49              $     47



                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                              _____________________

     (1)  PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

          The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

     (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  CASH AND CASH EQUIVALENTS

               The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, there were no cash equivalents.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     (D)  CONTRACTS RECEIVABLE

          Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices. The Company establishes an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management's periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account-by-account basis. Accounts receivable and contract retentions are due based on contract terms. Amounts are deemed delinquent when they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

     (E)  CREDIT RISK

          Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

          The Company maintains its cash accounts at balances, which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2004, amounts in excess of federally insured limits totaled approximately $ 3,479.

          Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $ 4,022 and $6,285 at December 31, 2004 and 2003, respectively.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     (G)  GOODWILL:

          Prior to January 1, 2002, the Company amortized goodwill, which represents the excess of costs over the fair value of net assets acquired, over a 30-year period.

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

          Since the Company's goodwill was attributed to the entire Company (a single reporting unit) and the fair value of the Company as reflected in the market value of its stock was significantly below its net worth including goodwill, the balance of goodwill was written-off during the first quarter of 2002. The decision to write-off the balance of goodwill was based upon the fact that the net worth as well as the market value of the Company has declined in recent years due to, among other things, legal and settlement costs of over $1,800 associated with the Helionetics Creditors committee action as well as the Stroock, Stroock & Lavan, LLP action. In addition, the Company incurred unanticipated costs on the Co-op City project totaling $3,663, which the Company has a legal action to recover, (see Note 9
          (E)). The Company also experienced erosion of gross profits on several projects during the later half of 2000 and 2001 due to lower than anticipated productivity and higher labor costs. The Company believes it has corrected this productivity issue as well as revising its bidding methods.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     (G)  GOODWILL - CONT'D

          The following is a pro forma reconciliation of reported net income adjusted for adoption of SFAS-142 for the year ended December 31, 2002:


                  Reported net loss                                  $  (2,265)
                  Goodwill amortization net of taxes                     1,888
                                                                     ----------


                  Pro forma net loss                                 $    (377)
                                                                     ==========


                  Basic and Diluted loss per share:
                  Reported net loss per share                        $    (.41)
                  Less goodwill amortization per share, net of
                      taxes                                               (.35)
                                                                     ----------


                  Pro forma loss per share                           $    (.06)
                                                                     ==========


     (H)  INCOME TAXES

          The Company uses the asset and liability method of accounting for income taxes recommended in SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                           ___________________________

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     (H)  INCOME TAXES - CONT'D

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

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

     (M)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In December, 2004, FASB issued Statement No. 123-R, "Share Based Payment" ("SFAS 123-R") which is a revision of SFAS 123. SFAS 123-R superseded APB Opinion N. 25, "Accounting for Stock Issued to Employees" and its related guidance. Generally the approach to accounting for share based payments in SFAS 123-R is similar to the approach described in SFAS 123, however SFAS 123-R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for financial statements at both interim and annual periods beginning after June 15, 2005. The adoption of SFAS 123-R is not expected to have a material effect on our consolidated results of operations or financial position.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     (M)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

          SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception from having to apply the fair value accounting provisions of APB 29 for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for the first reporting period beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated results of operations or financial position.

          FASB Interpretation No. 46 - Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003 which modified certain provisions of FIN 46. FIN 46R applied to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R did not have an impact on, or result in, additional disclosure in our consolidated results of operations or financial position.


     (N)  RECLASSIFICATIONS

          Certain amounts in the 2002 consolidated financial statements have been reclassified for comparative purposes to conform with the current presentation. These reclassifications did not affect net income or working capital that was previously reported.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ____________________________

(3)  MARKETABLE SECURITIES

     The cost and fair value of the marketable securities, classified as available-for-sale securities at December 31, 2004 and 2003, was as follows:

                                                            Gross                Gross
                                                          Unrealized            Unrealized           Fair
                                             Cost        Holding Gains        Holding Losses         Value
                                             ----        -------------        --------------         -----

         December 31, 2004:
         Managed stock funds                $ 597           $ 120                $  (8)              $ 709
                                            ======          ======               ======              ======

         December 31, 2003:
         Managed stock funds                $ 538           $  97                $ (14)              $ 621
                                            ======          ======               ======              ======

     At December 31, 2004 and 2003, gross unrealized holding losses on available for sale securities were $8 and $14, respectively. At December 31, 2004 and 2003, gross unrealized holding gains on available for sale securities were $120 and $97, respectively. The change in net unrealized holding gains is $17 and $92 for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, available for sale securities were sold for total proceeds of approximately $676 and $506, respectively. The gross realized gains (losses) on these sales totaled approximately $48 and $(30) for the years ended December 31, 2004 and 2003, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


     (4)  CONTRACTS RECEIVABLE


                                                                                       2004                2003
                                                                                       ----                ----
          Accounts receivable:
              Billed
                     Contracts in progress                                         $   2,564          $    4,752

                     Completed contracts                                               1,554               1,673

               Unbilled                                                                  293                  78
                                                                                   ----------         -----------
                                                                                       4,411               6,503

          Less:  Allowances for doubtful collections                                     200                 200
                                                                                   ----------         -----------
                                                                                   $   4,211          $    6,303
                                                                                   ==========         ===========
          Retainage receivable                                                     $   1,988          $    2,159
                                                                                   ==========         ===========
          Accounts receivable - long term                                          $   2,037          $    1,937
                                                                                   ==========         ===========

          At December 31, 2004 and 2003, retained contract receivables are expected to be realized within one year.


   (5)   CONSTRUCTION CONTRACTS

            Information with respect to contracts in progress at December 31, 2004 and 2003 is as follows:


                                                                                      2004                 2003
                                                                                      ----                 ----

          Costs on uncompleted contracts                                           $  11,080          $   33,573

          Estimated earnings thereon                                                   1,539               5,272
                                                                                   ----------         -----------
                                                                                      12,619              38,845

          Less billings applicable thereto                                            13,215              40,230
                                                                                   ----------         -----------
                                                                                   $    (596)         $   (1,385)
                                                                                   ==========         ===========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ____________________________


   (5)   CONSTRUCTION CONTRACTS - CONT'D

         Included in the accompanying consolidated balance sheets under the following captions:


                                                                                      2004                  2003
                                                                                      ----                  ----
          Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                  $     236             $     622

          Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                       (832)               (2,007)
                                                                                 ----------            ----------

                                                                                 $    (596)            $ (1,385)
                                                                                 ==========            ==========


   (6)   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 and 2003 consists of the following:

                                                                                      2004                   2003
                                                                                      ----                   ----
          Machinery and equipment                                                $     456              $     437
          Furniture and fixtures                                                       718                    718
          Leasehold improvements                                                       831                    831
                                                                                 ----------             ----------
                                                                                     2,005                  1,986

          Less accumulated depreciation and amortization                             1,907                  1,840
                                                                                 ----------             ----------
                                                                                 $      98              $     146
                                                                                 ==========             ==========


         Depreciation and amortization expense relating to property and equipment was approximately $67, $95 and $131 for the years ended December 31, 2004, 2003 and 2002, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ____________________________


   (7)   INCOME TAXES

         For the years ended December 31, 2004, 2003 and 2002, components of provision (benefit) to income taxes are as follows:


                                                       2004                2003              2002
                                                       ----                ----              ----
          Current
               Federal                             $      -           $      -           $      -
               State and local                           36                 49                 47
                                                   ---------          ---------          ---------
                                                         36                 49                 47
                                                   ---------          ---------          ---------
          Deferred
               Federal                                   (8)               (48)               997
               State and local                           (6)               (31)               670
                                                   ---------          ---------          ---------
                                                        (14)               (79)             1,667
                                                   ---------          ---------          ---------
                            Total                  $     22           $    (30)          $  1,714
                                                   =========          =========          =========

         At December 31, 2002, the Company provided a valuation allowance against its net deferred tax assets of $1,045 based upon an uncertainty regarding the ultimate realization of these deferred tax assets in their entirety. The majority of the 2002 increase in the deferred tax asset before the valuation allowance, is attributable to the write-off of goodwill as a result of implementation of SFAS-142. During the year ended December 31, 2003, the deferred tax valuation allowance decreased $406. During the year ended December 31, 2004, the deferred tax valuation allowance increased $581.

         A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income before taxes is as follows:


                                                                               2004        2003         2002
                                                                               ----        ----         ----
          Computed tax at the federal statutory rate of 34%                $  (428)   $    267      $    455
          State taxes, net of Federal benefit                                 (152)         95           162
          Valuation allowance                                                  581        (406)        1,045
          Other items, net                                                      21          14            52
                                                                           --------   ---------     ---------
          Provision (benefit) for income taxes                             $    22    $    (30)     $  1,714
                                                                           ========   =========     =========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


   (7)   INCOME TAXES - CONT'D

         The details of deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows:

                                                                            2004               2003
                                                                            ----               ----
          Deferred income tax assets:

                Net operating loss carry forwards                      $   1,497           $     752
                Amortization of goodwill                                     772                 924
                Property and equipment                                       244                 255
                Allowance for doubtful accounts                               92                  92
                 Other tax carryforwards                                     136                 123
                                                                       ----------          ----------
          Total deferred income tax assets                                 2,741               2,146
                                                                       ----------          ----------

          Deferred income tax liabilities:
                Unrealized gains on marketable securities                     52                  38
                                                                       ----------          ----------
                                                                              52                  38
                                                                       ----------          ----------
                Net deferred income tax assets before
                 valuation allowance                                       2,689               2,108
                Valuation allowance                                       (1,220)               (639)
                                                                       ----------          ----------
                Deferred income tax assets, net                        $   1,469           $   1,469
                                                                       ==========          ==========

         At December 31, 2004, the Company has net operating loss carry forwards remaining of approximately $3,700, expiring through December 31, 2025. At December 31, 2004 and 2003, the $1,469 balance of the deferred tax asset is included in long-term assets in the accompanying balance sheets.

   (8)   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         At December 31, 2004 and 2003, accumulated other comprehensive income
         (loss), which consists of net unrealized holding gains (losses) on available for sale securities, is as follows:

                                                    2004             2003
                                                    ----             ----
                  Beginning balance                 $ 44            $(48)
                  Current period change               17              92
                                                    -----           -----
                  Ending balance                    $ 61            $ 44
                                                    =====           =====

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________



    (9)  COMMITMENTS AND CONTINGENCIES

         (A)      PERFORMANCE BONDS

                  The Company is contingently liable to a surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, subject to bidding by third parties, which is an undeterminable amount. Management believes that all contingent liabilities will be satisfied by performance on the specific bonded contracts involved.

         (B)      OPERATING LEASE

                  The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2004 as follows:

                                 YEAR ENDING
                                 DECEMBER 31,
                                 ------------

                                     2005            $   187
                                     2006                 94
                                                     -------
                                                     $   281
                                                     =======

                  Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $15. The Company has exercised the first five-year option which extended the lease term through June 2004. The Company has exercised two options, each for a period of one year for the periods July 2004 through June 2005 and July 2005 through June 2006. There is also a three-year option that can be exercised during 2006, which would extend the lease through 2009.

                  Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $185, $180 and $176, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


    (9)  COMMITMENTS AND CONTINGENCIES - CONT'D

          (C)     OPERATING LEASE- RELATED PARTY


                  The Company had an operating lease with a related entity controlled by its chief executive officer for rental of office, shop and warehouse space, which expired on December 31, 2002. The Company is renting this space on a month-to-month basis at approximately $8.5 per month.

                  Rent expense for the years ended December 31, 2004, 2003 and 2002, amounted to $103 to a related entity controlled by the chief executive officer in each year.

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

         (E)      LEGAL

               a. Co-op City. In February 1999, the Company sued the general contractor on the Co-Op City Project and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals. The Company's claim includes approximately $1,937, consisting of accounts receivable applicable to the base contract of approximately $437, and unpaid final retainage billings of approximately $1,500. The Company also seeks to be compensated for unanticipated costs incurred through 1998, in the sum, as presented at trial of approximately $2,304. These costs have not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant has asserted counterclaims, as presented at trial, totaling approximately $1,441, and a claim for $3,000 based on the argument that the Company's Mechanic's Lien was willfully overstated.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


    (9)  COMMITMENTS AND CONTINGENCIES - CONT'D

         (E)      LEGAL - CONT'D

               a. Co-op City - cont'd. The Company believes all of the Defendant's claims lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guaranty of a favorable outcome. This case was tried for 40 days and adjourned by the court to April 2005 for further trial proceedings. The financial statements, at December 31, 2004 and 2003, contain accounts receivable of approximately $1,937 related to this project.


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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________


   (9)   COMMITMENTS AND CONTINGENCIES - CONT'D


          (F)     EMPLOYMENT AGREEMENT

                  The Company's Chief Executive Officer has a written employment agreement, which expires on December 31, 2005. This agreement provides a base annual compensation of $450,000, based on a five-day work week, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur. His estate is entitled to two months pay in the event of his death. Commencing on October 1, 2004, as provided by the employment agreement, as amended, he has worked four days a week and has received as compensation 80% of his base annual salary.

   (10)  CONCENTRATION RISKS

         (A)      LABOR CONCENTRATIONS

                  The Company's direct labor is supplied primarily by one union through a collective bargaining agreement, which expires in June 2005. Although the Company's past experience was favorable with respect to resolving conflicting demands with unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

         (B)      CONTRACT REVENUE/SIGNIFICANT CUSTOMERS

                  Revenues from the Company's three largest customers were approximately 32%, 23% and 16% of its contract revenue in 2004, 43%, 27% and 13% of its contract revenue in 2003, 41%, 15% and 11% of its contract revenue in 2002 (restated), respectively.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

   (11)  RETIREMENT PLANS - CONT'D

         (A)      PROFIT-SHARING/401(K) PLAN - CONT'D

                  The Company expensed approximately $60, $61 and $62 as a 25% matching contribution for the years ended December 31, 2004, 2003 and 2002, respectively.

          (B)     MULTIEMPLOYER PENSION PLANS

                  Employees of the Company who are members of a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The Company has expensed approximately $972, $1,315 and $1,189 for the years ended December 31, 2004, 2003 and 2002, respectively, related to multi-employer pension plans for its union employees.

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

               In the case of the initial options, the price of $1.50 was determined to be in excess of the fair market value in light of the contingencies facing the Company prior to completion of this distribution. Options awarded vest one-third on each anniversary of the date of grant and are fully vested three years after grant and expire ten years from the date of the grant. Additional credit towards vesting is given in the event of death (six months) or disability (three months). Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

   (12) STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

               option may again be used for awards under the Plan. The Plan provides that no shares may be issued to officers or directors in excess of the 750,000 shares originally planned to be authorized unless the Company's stockholders approve an increase in the number of shares which may be used for that purpose. At the Company's annual meeting held on June 27, 1996, the stockholders approved an amendment to the plan to increase by 350,000 shares the total number of shares of common stock available for future options from 130,000 to 480,000 shares. Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. In 1999, the Company issued a total of 55,000 stock options to three key employees and to a Director, Stanley Kreitman. At December 31, 1999, there were 641,667 granted options outstanding. No options were exercised under the plan in 2003, 2002 and 2001. In 2000, 1,667 options were exercised. During 2001, 18,333 options under the plan were canceled. There were no option cancellations in 2004 and 2002. During 2001 through 2004, no new options were granted. At December 31, 2002, there were 621,667 exercisable options outstanding. During 2003, 45,000 options under the plan were cancelled. At December 31, 2004 and 2003, there were 576,667 exercisable options outstanding all of which have an exercise price of $1.50 per share.


Changes that occurred in options outstanding during 2004, 2003 and 2002 are summarized below:

                                                         2004                     2003                        2002
                                                         Fixed                   Fixed                        Fixed
                                            Option      Exercise     Option     Exercise     Option          Exercise
                                            Shares       Price       Shares      Price       Shares           Price
                                         --------------------------------------------------------------------------------

Outstanding at beginning of year             576,667    $ 1.50        621,667   $ 1.50       621,667        $ 1.50

Granted                                       -                          -                      -

Exercised                                     -                          -                      -

Expired/ Canceled                             -                      (45,000)                   -

                                         ------------             ------------           -------------
Outstanding at end of year                   576,667    $ 1.50        576,667   $ 1.50       621,667        $ 1.50
                                         ============             ============           =============

Exercisable at end of year                   576,667    $ 1.50        576,667   $ 1.50       621,667        $ 1.50


                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ____________________________

(12) STOCKHOLDERS' EQUITY - CONT'D.

         (A)      STOCK OPTION PLAN - CONT'D

               The following table summarizes information about stock options outstanding at December 31, 2004:

                                                              Remaining
                    Exercise Price            Shares       Contractual Life
                    --------------            ------       ----------------

                         $1.50                 576,667       1.4 years


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

                                                          2004            2003         2002
                                                          ----            ----         ----

         Net income (loss) - as reported                $(1,280)        $  815      $(2,265)
         Stock option compensation, net of tax               -               -           -
                                                        --------        -------     --------
         Net income (loss) - pro forma                  $(1,280)        $  815      $(2,265)
                                                        ========        =======     ========

         Basic net income (loss) per share:

         As reported                                    $  (.24)        $  .15      $  (.41)
         Pro forma                                      $  (.24)        $  .15      $  (.41)

         Diluted net income (loss) per share:
         As reported                                    $  (.24)        $  .15      $  (.41)
         Pro forma                                      $  (.24)        $  .15      $  (.41)


                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                           __________________________

   (12) STOCKHOLDERS' EQUITY - CONT'D.

           (A)    STOCK OPTION PLAN - CONT'D

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 54.67%; risk-free interest rate of 7.00%; and expected lives of six years.

            (B)   PREFERRED STOCK

                  The Company is authorized to issue 1,000,000 shares of preferred stock. As of December 31, 2004, no shares of preferred stock have been issued by the Company.

(13)     BACKLOG

         At December 31, 2004, the Company had a backlog of approximately $36,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on work which has not commenced.

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


          QUARTERLY DATA                                    AS PREVIOUSLY          AS
          --------------                                      REPORTED           RESTATED
                                                            -----------        -----------
          Three months ended March 31, 2002 (unaudited)
          Revenue                                           $    13,138        $    12,798
          Costs of Revenues                                      11,617             11,277
                                                            -----------        -----------
          Gross Profit                                      $     1,521        $     1,521
                                                            ===========        ===========
          Gross Profit %                                          11.6%              11.9%
                                                            ===========        ===========

          Three months ended June 30, 2002 (unaudited)
          Revenue                                           $    14,756        $    14,066
          Costs of Revenues                                      13,408             12,718
                                                            -----------        -----------
          Gross Profit                                      $     1,348        $     1,348
                                                            ===========        ===========
          Gross Profit %                                           9.1%               9.6%
                                                            ===========        ===========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

    (14) RESTATEMENT  - CONT'D


                                                                              AS PREVIOUSLY            AS
          QUARTERLY DATA                                                        REPORTED            RESTATED
          --------------                                                      ------------        ------------

          Three months ended September 30, 2002 (unaudited)
          Revenue                                                             $     10,600        $      9,348
          Costs of Revenues                                                          9,348               8,096
                                                                              ------------        ------------
          Gross Profit                                                        $      1,252        $      1,252
                                                                              ============        ============
          Gross Profit %                                                             11.8%               13.4%
                                                                              ============        ============

          Three months ended December 31, 2002 (unaudited)
          Revenue                                                             $     11,819        $     10,236
          Costs of Revenues                                                         10,300               8,717
                                                                              ------------        ------------
          Gross Profit                                                        $      1,519        $      1,519
                                                                              ============        ============
          Gross Profit %                                                             12.9%               14.8%
                                                                              ============        ============

          Three months ended March 31, 2003 (unaudited)
          Revenue                                                             $      8,078        $      6,141
          Costs of Revenues                                                          7,641               5,704
                                                                              ------------        ------------
          Gross Profit                                                        $        437        $        437
                                                                              ============        ============
          Gross Profit %                                                              5.4%                7.1%
                                                                              ============        ============

          Three months ended June 30, 2003 (unaudited)
          Revenue                                                             $     10,192        $      8,478
          Costs of Revenues                                                          9,610               7,896
                                                                              ------------        ------------
          Gross Profit                                                        $        582        $        582
                                                                              ============        ============
          Gross Profit %                                                              5.7%                6.9%
                                                                              ============        ============

          Three months ended September 30, 2003 (unaudited)
          Revenue                                                             $     11,000        $     10,171
          Costs of Revenues                                                          9,991               9,162
                                                                              ------------        ------------
          Gross Profit                                                        $      1,009        $      1,009
                                                                              ============        ============
          Gross Profit %                                                              9.2%                9.9%
                                                                              ============        ============

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                          ____________________________

    (15) SELECTED QUARTERLY DATA (UNAUDITED)

The following is unaudited selected quarterly data for the years ended December 31, 2004 and 2003:

                                                                      Year ended December 31, 2004
                                                                      ----------------------------
                                               First             Second            Third         Fourth
                                               quarter           Quarter           quarter       quarter          Total
                                               -------           -------           -------       -------          -----
Revenues                                   $   6,431          $   6,407        $   6,566      $    6,877      $   26,281
Gross profit                               $     507          $     905        $     192      $      538      $    2,142
Net income (loss)                          $    (644)         $     (51)       $    (596)     $       11      $   (1,280)
Per share of common stock
 earnings (losses):
Basic                                      $    (.12)         $    (.01)       $    (.11)     $        -       $    (.24)
Diluted                                    $    (.12)         $    (.01)       $    (.11)     $        -       $    (.24)

Dividends                                  $       -          $       -        $       -      $        -       $       -
Stock prices:
High                                       $    1.01          $    1.05        $     .80      $      .75
Low                                        $     .62          $     .69        $     .62      $      .40



                                                                      Year ended December 31, 2003
                                                                      ----------------------------
                                               First             Second            Third         Fourth
                                               quarter           Quarter          Quarter        quarter          Total
                                               -------           -------          -------        -------          -----
Revenues, as reported                      $   8,078(a)       $  10,192(a)     $  11,000(a)   $   10,212      $   39,482
Revenues, restated                         $   6,141(a)       $   8,478(a)     $  10,171(a)   $   10,212      $   35,002
                                           $     437          $     582        $   1,009      $    1,826      $    3,854
Gross profit
Net income (loss)                          $     (58)         $    (145)       $     166      $      852      $      815
Per share of common stock
 earnings (losses):
                                           $    (.01)         $    (.03)       $     .03      $      .16      $      .15
Basic                                      $    (.01)         $    (.03)       $     .03      $      .16      $      .15
Diluted

Dividends                                  $       -          $       -        $       -      $        -      $        -
Stock prices:
High                                       $    1.05          $    1.00        $     .85      $      .83
Low                                        $     .70          $     .70        $     .70      $      .62


(a) The Company's management identified and determined that reported revenues and costs of revenues, during the nine months ended September 30, 2003 were materially overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company restated these previously reported amounts.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ____________________________

     (16) SUBSEQUENT EVENT

             (A)  LINE OF CREDIT FACILITY

                    The Company had a $2,000 line of credit which expired in August 2004.

                    On March 28, 2005, the Company obtained a new line of credit facility from Fleet National Bank, a Bank of America Company, which provides for borrowings for working capital purposes up to $2,000. This facility expires April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary.

                    The amount of advances is determined based on the amount of secured margined cash and marketable securities held at the bank and certain profitability and net worth requirements.

                    Secured margined cash and marketable securities advances bear interest at the bank's prime lending rate plus one-quarter of one percent per annum. Advances determined by certain profitability and net worth requirements bear interest at the bank's prime lending rate plus three-quarters of one percent per annum.

                    Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company's business, properties or financial condition, a default in payment on the line, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts. The line of credit must be paid in full at the end of the term, April 1, 2006.


             (B)  STEEL BASED PIPING MATERIALS

                    On March 28, 2005, the Company has entered into an agreement, not yet reduced to writing, with a supplier of steel based piping materials, whereby the Company has committed to purchase minimum amounts of piping products used in its normal operations for a period of 15 months. The total minimum purchase obligation under this agreement is $1,400.

                                                                     SCHEDULE II

                                    KSW, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                      000'S


                                                    Balance at      Charged to       Charged to                      Balance
                                                    Beginning       costs and          other                         at end
                                                    of period        expenses         accounts      Deductions      of period
                                                    ---------        --------         --------      ----------      ---------
Description


Year ended December 31, 2004
allowance for doubtful accounts and returns          $   200         $    -          $     -         $     -         $   200
                                                     =======         =======          =======         =======         =======


Year ended December 31, 2003
allowance for doubtful accounts and returns          $   200         $     -          $     -         $     -         $   200
                                                     =======         =======          =======         =======         =======

Year ended December 31, 2002
allowance for doubtful accounts and returns          $   200         $     -          $     -         $     -         $   200
                                                     =======         =======          =======         =======         =======



Year ended December 31, 2004
deferred income tax valuation                        $   639         $   581          $     -         $     -         $ 1,220
                                                     =======         =======          =======         =======         =======


Year ended December 31, 2003
deferred income tax valuation                        $ 1,045         $     -          $     -         $   406         $   639
                                                     =======         =======          =======         =======         =======

Year ended December 31, 2002
deferred income tax valuation                        $   -           $ 1,045          $     -         $     -         $ 1,045
                                                     =======         =======          =======         =======         =======

                                    KSW, INC.
                                INDEX TO EXHIBITS


   Exhibit No.                       Description
   -----------                       -----------

    3.1             Amended and Restated Articles of Incorporation of KSW, Inc.
                    (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 (No. 333-21735), February 13, 1997).

    3.2 Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

    10.1 Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Floyd Warkol and KSW, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24,
                    1995).

    10.2 Employment Agreement, dated as of January 1, 1994, by and among KSW Mechanical Services, Inc., Burton Reyer and KSW, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24,
                    1995).

    10.3 Amendatory Employment Agreement, dated as of December 15, 1995, by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (Commission File No. 0-27290) for the fiscal year ended December 31, 1995 filed with the Commission on March 27, 1996).

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

    10.6 Form of Second Amendatory Employment Agreement dated as of December 31, 1998 by and among KSW Mechanical Services, Inc., KSW, Inc. and Burton Reyer (incorporated herein by reference as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999)

    10.7 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit
                    2.1 to the Company's Annual Report on Form-10K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

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

    10.10 WCMA Loan And Security Agreement, dated as of May 30, 2001, between KSW Mechanical Services, Inc. and Merrill Lynch Business Financial Services, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004).

    10.11 WCMA Line of Credit Extension letter, dated January 27, 2004 and WCMA Line of Credit Extension Agreements dated November 13, 2002 and December 12, 2001, respectively, between KSW Mechanical Services, Inc., KSW, Inc., Energy Alternatives, Inc. and Merrill Lynch Business Financial Services, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004).

    10.12 Agreement of Indemnity, dated May 24, 2001, by and among KSW, Inc., KSW Mechanical Services, Inc. and XL Specialty Insurance Company (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004)

    10.13 Employment Agreement, dated April 1, 2003, by and between Floyd Warkol and the Company (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 0-27290), filed with the Commission on March 30, 2004)

    10.14 WCMA Line of Credit Extension Letter, dated June 30, 2004 (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (Commission File No. 0-27290), filed with the Commission on August 16, 2004).

    10.15 Employment Agreement by and among KSW Mechanical Services, Inc., the Company and Floyd Warkol, dated as of April 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Commission File No. 0-27290), filed with the Commission on November 15, 2004).

    10.16 Amendatory Employment Agreement, dated November 10, 2004, by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit
                    10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on November 16,
                    2004).

    10.17 Line of Credit Agreement letter, dated March 28, 2005 between KSW, Inc. and Fleet National Bank, a Bank of America Company together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty.

    10.18+          Compensation Arrangements with Certain Executive Officers.

    10.19+          Compensation of Non-Employee Directors

    11              Statement Regarding Computation of Net Earnings (Loss) Per
                    Share.

    21.1            List of Subsidiaries

    23.1            Consent of Rosen Seymour Shapss Martin & Company, LLP.

    23.2            Consent of Marden, Harrison & Kreuter, CPAs P.C.

    31.1            Certification of Chief Executive Officer required by Rule
                    13a-14(a).

    31.2            Certification of the Chief Financial Officer required by
                    Rule 13a-14(a).

    32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

    32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.