Form 10-Q
period 2005-03-31
KSW INC
filed 2005-05-16
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                                         OUTSTANDING AT
                    CLASS                                 MAY 13, 2005
                    -----                                 ------------
         COMMON STOCK, $.01 PAR VALUE                     5,470,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005
                          ----------------------------


                                TABLE OF CONTENTS
                                                                                 PAGE NO.
_________________________________________________________________________________________
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 2005 and December 31, 2004                              3

                  Consolidated Statements of Operations -
                  Three months ended March 31, 2005 and 2004                        4

                  Consolidated Statements of Comprehensive Income (Loss)  -
                  Three months ended March 31, 2005 and 2004                        5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2005 and 2004                        6

                  Notes to Consolidated Financial Statements                        7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     9

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                       13

Item 4.           Controls and Procedures                                           13
__________________________________________________________________________________________
PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                                 14
Item 2            Unregistered Sales of Equity Securities and Use of Proceeds       14
Item 3            Defaults Upon Senior Securities                                   14
Item 4            Submission of Matters to a Vote of Security Holders               14
Item 5            Other Information                                                 14
Item 6            Exhibits                                                          14
_________________________________________________________________________________________
SIGNATURE                                                                           15

INDEX TO EXHIBITS                                                                   16


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     March 31, 2005              December 31,
                                                      (unaudited)                   2004
                                                     --------------             --------------
ASSETS
------
Current assets:
   Cash                                                  $  2,015                $  2,960
   Marketable securities                                      684                     709
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/05 and 12/31/04                                   7,731                   4,211
   Retainage receivable                                     2,251                   1,988
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                         50                     236
   Prepaid expenses and other receivables                     195                     204
                                                        ----------               ---------
      Total current assets                                 12,926                  10,308

Property and equipment, net of accumulated
   depreciation and amortization of $1,921 and $1,907
   at 3/31/05 and 12/31/04, respectively                      107                      98
Accounts receivable                                         2,037                   2,037
Deferred income taxes and other                             1,470                   1,470
                                                        ----------               ---------
   TOTAL ASSETS                                         $  16,540                $ 13,913
                                                        ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     $   6,209                $  4,906
   Retainage payable                                        1,236                   1,021
   Accrued payroll and benefits                               468                     220
   Accrued expenses                                           119                     148
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                       1,588                     832
                                                        ----------               ---------
        Total current liabilities                           9,620                   7,127
                                                        ----------               ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding              -                       -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,470,311 shares issued
     and outstanding at 3/31/05 and 12/31/04                   54                      54
   Additional paid-in capital                               9,729                   9,729
   Accumulated deficit                                     (2,903)                 (3,058)
   Accumulated other comprehensive gain :
      Net unrealized holding gain on available
        for sale securities                                    40                      61
                                                        ----------               ---------
       Total stockholders' equity                           6,920                   6,786
                                                        ----------               ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  16,540                $ 13,913
                                                        ==========               =========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                Three Months             Three Months
                                            Ended March 31, 2005      Ended March 31, 2004
                                            --------------------      --------------------
Revenues                                          $   9,876              $   6,431
Cost of revenues                                      8,733                  5,924
                                                  ----------             ----------

 Gross profit                                         1,143                    507

Selling, general and administrative
   expenses                                             977                  1,167
                                                  ----------             ----------

  Operating income (loss)                               166                   (660)
                                                  ----------             ----------

Other income :
Interest income, net                                      7                      -
Gain on sales of marketable
   securities                                            11                     17
                                                  ----------             ----------
 Total other income                                      18                     17
                                                  ----------             ----------

 Income (loss) before provision for
   income taxes                                         184                   (643)

Provision for income taxes                               29                      1
                                                  ----------             ----------

Net income (loss)                                 $     155              $    (644)
                                                  ==========             ==========

Income (loss) per common share:
Basic                                             $     .03              $    (.12)

Diluted                                           $     .03              $    (.12)

Weighted average common shares outstanding:
  Basic                                           5,470,311              5,470,311

  Diluted                                         5,470,311              5,470,311


          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)

                                                         Three Months         Three Months
                                                        Ended March 31,      Ended March 31,
                                                              2005                2004
                                                        ---------------      ---------------

      Net income (loss)                                     $  155              $ (644)
                                                            -------             -------
      Other comprehensive income (loss) before tax:

      Unrealized holding gains
           (losses) arising during the period                  (28)                 17

       Less: reclassification adjustment
         for gains included in net income (loss)               (11)                (17)
                                                            -------             -------

      Other comprehensive loss before tax                      (39)                  -

      Income tax benefit related to
        items of other comprehensive loss                       18                   -
                                                            -------             -------

      Other comprehensive loss, net of tax                     (21)                  -
                                                            -------             -------


      Total comprehensive income (loss)                     $  134              $ (644)
                                                            =======             =======

           See accompanying notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                            Three Months            Three Months
                                                         Ended March 31, 2005   Ended March 31, 2004
                                                         --------------------   --------------------
Cash flows from operating activities:
   Net income (loss)                                          $    155               $   (644)

Adjustments to reconcile net income (loss)
to cash used in operating activities:
    Depreciation and amortization                                   14                     17
    Deferred income taxes                                           18                      -
    Realized gain on sales of marketable securities                (11)                   (17)
Changes in operating assets and liabilities:
    Accounts receivable                                         (3,520)                   394
    Retainage receivable                                          (263)                   678
    Costs and estimated earnings in
      excess of billings on uncompleted contracts                  186                    440
    Prepaid expenses and other receivables                           9                    250
    Accounts payable                                             1,303                   (831)
    Retainage payable                                              215                   (400)
    Accrued payroll and benefits                                   248                    (49)
    Accrued expenses                                               (29)                   (78)
    Billings in excess of costs and
      estimated earnings on uncompleted contracts                  756                   (477)
                                                              ---------               --------

NET CASH USED IN OPERATING ACTIVITIES                             (919)                  (717)
                                                              ---------               --------

Cash flows from investing activities:
   Purchase of property and equipment                              (23)                     -
   Proceeds from sale of marketable securities                     104                    160
   Purchase of marketable securities                              (107)                  (160)
                                                              ---------               --------

NET CASH USED IN INVESTING ACTIVITIES                              (26)                     -
                                                              ---------               --------


NET DECREASE IN CASH                                              (945)                  (717)
Cash, beginning of period                                        2,960                  3,156
                                                              ---------               --------
Cash, end of period                                           $  2,015                $ 2,439
                                                              =========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                 $      1                $     4
     Income taxes                                             $     11                $     6

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These consolidated statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and December 31, 2004, and the results of operations, comprehensive income (loss) and cash flows for three-month periods ended March 31, 2005 and 2004. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2.       Significant Accounting Policies
         -------------------------------

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2004. The Company has made no significant changes to these policies during 2005.

3.       Commitment and Contingencies -
         ----------------------------

     (A)  Legal
          -----

          Co-op City. In February 1999, the Company sued the general contractor on the Co-Op City Project and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals. The Company's lawsuit includes approximately $1,937,000, consisting of accounts receivable applicable to the base contract of approximately $437,000, and unpaid final retainage billings of approximately $1,500,000. The Company also seeks to be compensated for unanticipated costs incurred through 1998, in the sum, as presented at trial, of $2,303,727. These costs have not been reflected as a claim receivable in the Company's financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant asserted counterclaims, as presented at trial, totaling $1,440,905, and a claim for $3,000,000 based on the argument that the Company's mechanic's lien was willfully overstated. The Company believes all of the defendant's claims lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guarantee of a favorable outcome. This case was tried for 43 days and adjourned by the court to June 2005 for further trial proceedings. The financial statements at March 31, 2005 and December 31, 2004, include long-term accounts receivable of approximately $1,937,000 related to this project.

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

     (B)  Purchase Commitment
          -------------------

          On March 28, 2005, the Company entered into an agreement, not yet reduced to writing, with a supplier of steel based piping materials, whereby the Company has committed to purchase minimum amounts of piping products used in its normal operations for a period of 15 months from January 1, 2005. The total minimum purchase obligation under this agreement is $1,400,000. During the quarter ended March 31, 2005, the Company's total purchases under this agreement were approximately $150,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


RESULTS OF OPERATIONS
---------------------

REVENUES

Total revenues for the quarter ended March 31, 2005 increased by 53.6% or $3,445,000 to $9,876,000, as compared to $6,431,000 for the quarter ended March 31, 2004. This increase in revenues was a result of the Company's increased backlog of work as of December 31, 2004, as well as projects the Company obtained during the first quarter of 2005. As of March 31, 2005, the Company had backlog of approximately $46,800,000 as compared to approximately $16,400,000 as of March 31, 2004. Since March 31, 2005, the Company has received approximately $13,300,000 of new work which is not reflected in the backlog amount as of March 31, 2005. Approximately $31,000,000 of the March 31, 2005 backlog is expected to be completed in the current fiscal year, with the balance expected to be completed during 2006. The Company is actively seeking new projects to add to its backlog.

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2005 increased by $2,809,000 or 47.4% to $8,733,000, as compared to $5,924,000 for the quarter ended March 31, 2004, which corresponds to the change in revenues noted above. In addition, during the quarter ended March 31, 2004, the costs of revenues were increased by the following factors: increased costs of steel based products, revenues insufficient to absorb job costed project supervision and drafting salaries, and increased labor costs incurred by the Company to retain experienced field labor personnel. Management does not expect these conditions to have the same impact in the future, since the Company has reduced pricing volatility on purchases of steel based piping material by entering into an agreement to purchase these products at fixed prices, and increased revenues and backlog have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and to more effectively utilize its experienced field labor personnel.

GROSS PROFIT

Gross profit for the quarter ended March 31, 2005 was $1,143,000 or 11.6% of revenues, as compared to a gross profit of $507,000 or 7.9% of revenues for the quarter ended March 31, 2004. The increase in gross profit for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, was primarily a result of the overall increase in revenues. In addition, during 2004, the effect of increased cost of steel based piping material and increased labor costs per project to retain experienced labor, caused an increase in costs of revenues, which caused a decrease in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2005, decreased by $190,000 or (16.3) %, to $977,000, as compared to
$1,167,000 for the quarter ended March 31, 2004. A portion of this change in S,G&A is a result of the Company eliminating certain home office positions during the later half of 2004. This resulted in a decline of SG&A of approximately $130,000 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. In addition, professional fees related to the Company's public filings with the Securities and Exchange Commission and expenses related to the Co-Op City litigation decreased by approximately $50,000 during the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004.

OTHER INCOME

Other income for the quarter ended March 31, 2005, was $18,000, as compared to other income of $17,000 for the quarter ended March 31, 2004. For the quarters ended March 31, 2005 and 2004, the Company realized gains on sales of marketable securities totaling $11,000 and $17,000, respectively. During the quarter ended March 31, 2005, the Company earned net interest income of $7,000.

PROVISION FOR TAXES

The tax provision for the quarter ended March 31, 2004 was $29,000, as compared to a tax provision of $1,000 for the quarter ended March 31, 2004. The provision for both periods differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance. In addition, the tax rates in both periods were affected by certain state and local taxes which are based on net worth.

NET INCOME (LOSS)

As a result of all the items mentioned above, the Company reported net income of $155,000 for the quarter ended March 31, 2005, as compared to a reported net loss of $644,000 for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. The Company has not relied on bank borrowings to finance its operation since July 2003. On March 28, 2005, the Company obtained a line of credit which is subject to certain conditions. See discussion of credit facility below.

As of March 31, 2005, total cash was $2,015,000, a $424,000 decrease over the $2,439,000 reported as of March 31, 2004.

CASH USED IN OPERATIONS

Net cash used in operations was $919,000 and $717,000 for the quarters ended March 31, 2005 and 2004, respectively.

The net cash used in operating activities for the quarter ended March 31, 2005, was a result of the Company's greater revenues causing an increase in accounts and retainage receivable, while the outstanding payables did not increase at the same rate.

The net cash used in operating activities for the quarter ended March 31, 2004, was lowered by operating losses incurred during the period as well as reductions of accounts and retainage payable in excess of amounts collected on accounts and retainage receivable.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $26,000 and $0 during the quarters ended March 31, 2005 and 2004, respectively.

The Company received proceeds on the sale of marketable securities of $104,000 and $160,000 during the quarters ended March 31, 2005 and 2004, respectively. The Company purchased marketable securities of $107,000 and $160,000 during the quarters ended March 31, 2005 and 2004, respectively. In addition, the Company purchased property and equipment totaling $23,000 during the quarter ended March 31, 2005.

CASH PROVIDED BY FINANCING ACTIVITIES

No net cash was provided by financing activities during the quarters ended March 31, 2005 and 2004.

CREDIT FACILITY

The Company had a $2,000,000 line of credit which expired in August 2004.

On March 28, 2005, the Company obtained a new line of credit facility from Fleet National Bank, a Bank of America Company, which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2006, is secured by the Company's assets and guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

The amount of advances is determined based on the amount of secured margined cash and marketable securities held at the bank and certain profitability and net worth requirements. Based on these requirements, the Company may currently borrow up to approximately $700,000.

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

The Company believes its current bonding limits are sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At March 31, 2005, approximately $20,100,000 of the Company's backlog of $46,800,000 required bonds.

The Company's surety has advised that it is winding down its operations and after a transition period, it will no longer be writing surety bonds. This withdrawal from the market will not affect currently bonded jobs, nor will it affect the Company's ability to bond new work in the near term. The Company and its bonding agent have begun the process of obtaining a new surety.

If the Company is unable to secure a replacement surety, it would be unable to bid on certain public projects and certain privately financed projects which require performance bonds. This would have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectation of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended December 31, 2004. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of March 31, 2005, the Company has invested $684,000 in managed stock funds selected by Merrill Lynch.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to the Consolidated Financial Statements, which in incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         Exhibit 10.1 -       Compensation Arrangements with Certain Executive
                              Officers (as of May 13, 2005)

         Exhibit 11 -         Statement regarding Computation of Income (Loss)
                              per Share

         Exhibit 31.1 -       Certification of Chief Executive Officer required
                              by Rule 13a-14(a)

         Exhibit 31.2 -       Certification of Chief Financial Officer required
                              by Rule 13a-14(a)

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

                                    KSW, INC.



Date:  May 13, 2005
                                     /s/Richard W. Lucas
                                     -------------------------------------------
                                     Richard W. Lucas
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                              DESCRIPTION

   10.1 - Compensation Arrangements with Certain Executive Officers (as of May 13, 2005)

    11      Statement Regarding Computation of Income (Loss) per Share

   31.1     Certification of Chief Executive Officer required by Rule 13a-14(a)

   31.2     Certification of Chief Financial Officer required by Rule 13a-14(a)

   32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. ss.1350

   32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. ss.1350