Form 10-Q
period 2005-06-30
KSW INC
filed 2005-08-12
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  718-361-6500
                                  ------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES  X   NO
                                                           ---      ---

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).        YES      NO  X
                                                           ---     ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding at
                  Class                         August 12, 2005
                  -----                         ---------------
         Common stock, $.01 par value            5,470,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2005
                           ---------------------------

                                TABLE OF CONTENTS

                                                                                      Page No.
-------------------------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                  June 30, 2005 and December 31, 2004                                   3

                  Consolidated Statements of Operations -
                  Three and six months ended June 30, 2005 and 2004                     4

                  Consolidated Statements of Comprehensive Income (Loss)  -
                  Three and six months ended June 30, 2005 and 2004                     5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2005 and 2004                               6

                  Notes to Consolidated Financial Statements                            7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         9

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                           14

Item 4.           Controls and Procedures                                               14
-------------------------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                                     14
Item 2            Unregistered Sales of Equity Securities and Use of Proceeds           14
Item 3            Defaults Upon Senior Securities                                       14
Item 4            Submission of Matters to a Vote of Security Holders                   14
Item 5            Other Information                                                     15
Item 6            Exhibits                                                              16
-------------------------------------------------------------------------------------------------
SIGNATURE                                                                               17

INDEX TO EXHIBITS                                                                       18


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30, 2005                 December 31, 2004
                                                      -------------                 -----------------
ASSETS                                                 (unaudited)
------
Current assets:
   Cash                                                $  2,456                        $    2,960
   Marketable securities                                    702                               709
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/05 and 12/31/04                                 8,691                             4,211
   Retainage receivable                                   2,636                             1,988
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                      221                               236
   Prepaid expenses and other receivables                   521                               204
                                                     -----------                       -----------
      Total current assets                               15,227                            10,308

Property and equipment, net of accumulated
   depreciation and amortization of $1,935 and $1,907
   at 6/30/05 and 12/31/04, respectively                     93                                98
Accounts receivable                                       2,037                             2,037
Deferred income taxes and other                           1,470                             1,470
                                                     -----------                       -----------
   Total assets                                      $   18,827                        $   13,913
                                                     ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                    $  6,993                        $    4,906
   Retainage payable                                      1,383                             1,021
   Accrued payroll and benefits                             348                               220
   Accrued expenses                                         394                               148
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                     2,484                               832
                                                     -----------                       -----------
        Total current liabilities                        11,602                             7,127
                                                     -----------                       -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding            -                               -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,470,311 shares issued
     6/30/05 and 12/31/04                                    54                              54
   Additional paid-in capital                             9,729                            9,729
   Accumulated deficit                                   (2,605)                          (3,058)
   Accumulated other comprehensive gain :
      Net unrealized holding gain on available
        for sale securities                                  47                               61
                                                     -----------                       -----------
       Total stockholders' equity                         7,225                            6,786
                                                     -----------                       -----------
   Total liabilities and stockholders' equity        $   18,827                        $   13,913
                                                     ===========                       ===========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                             Three Months           Three Months            Six Months            Six Months
                                          Ended June 30, 2005    Ended June 30, 2004    Ended June 30, 2005    Ended June 30, 2004
                                          -------------------    -------------------    -------------------    -------------------

Revenues                                     $  11,552              $   6,407              $  21,428            $  12,838
Cost of revenues                                10,424                  5,502                 19,157               11,426
                                             ----------             ----------             ----------           ----------

Gross profit                                     1,128                    905                  2,271                1,412

Selling, general and administrative
     expenses                                      832                    955                  1,809                2,122
                                             ----------             ----------             ----------           ----------

  Operating income (loss)                          296                    (50)                   462                 (710)
                                             ----------             ----------             ----------           ----------

Other income :
Interest income, net                                 3                      -                     10                    -
Gain on sales of marketable
  securities                                         4                      9                     15                   26
                                             ----------             ----------             ----------           ----------
 Total other income                                  7                      9                     25                   26
                                             ----------             ----------             ----------           ----------

Income (loss) before provision
  for income taxes                                 303                    (41)                   487                 (684)

Provision for income taxes                           5                     10                     34                   11
                                             ----------             ----------             ----------           ----------

Net income (loss)                            $     298              $     (51)             $     453            $    (695)
                                             ==========             ==========             ==========           ==========


Income (loss) per common share:
   Basic                                     $     .05              $    (.01)             $     .08            $    (.13)

   Diluted                                   $     .05              $    (.01)             $     .08            $    (.13)

Weighted average common shares
outstanding:
  Basic                                      5,470,311              5,470,311              5,470,311            5,470,311

  Diluted                                    5,470,311              5,470,311              5,470,311            5,470,311

           See accompanying notes to consolidated financial statements

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                 Three Months       Three Months      Six Months        Six Months
                                                     Ended              Ended            Ended             Ended
                                                 June 30, 2005      June 30, 2004    June 30, 2005     June 30, 2004
                                                 -------------      -------------    -------------     -------------

      Net income (loss)                              $  298             $  (51)         $  453           $  (695)
                                                     -------           --------         -------          --------

      Other comprehensive income (loss)
         before tax:
      Net unrealized holding gains (losses)
      arising during the period                          19                  9             (10)               26

      Less: reclassification adjustment for
      gains included in net income (loss)                (4)                (9)            (15)              (26)
                                                     -------           --------         -------          --------

      Other comprehensive income (loss)
          before tax                                     15                  -             (25)                -
      Income (tax) benefit related to items
      of other comprehensive income (loss)
                                                         (7)                 -              11                 -
                                                     -------           --------         -------          --------

      Other comprehensive income (loss),
          net of tax                                      8                  -             (14)                -
                                                     -------           --------         -------          --------

      Total comprehensive income (loss)              $  306            $   (51)         $  439           $  (695)
                                                     =======           ========         =======          ========

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months                 Six Months
                                                       Ended June 30, 2005         Ended June 30, 2004
                                                       -------------------         -------------------
Cash flows from operating activities:
   Net income (loss)                                        $   453                   $  (695)

Adjustments to reconcile net income (loss) to
cash used in operating activities:
    Depreciation and amortization                                28                        34
    Deferred income taxes                                        11                         -
    Realized gain on sales of marketable
         securities                                             (15)                      (26)
Changes in operating assets and liabilities:
    Accounts receivable                                      (4,480)                      436
    Retainage receivable                                       (648)                      840
    Costs and estimated earnings in
      excess of billings on uncompleted contracts                15                       291
    Prepaid expenses and other receivables                     (317)                      (60)
    Accounts payable                                          2,087                      (815)
    Retainage payable                                           362                      (532)
    Accrued payroll and benefits                                128                       (77)
    Accrued expenses                                            246                       (81)
    Billings in excess of costs and
      estimated earnings on uncompleted contracts             1,652                      (914)
                                                            --------                  --------

NET CASH USED IN OPERATING ACTIVITIES                          (478)                   (1,599)
                                                            --------                  --------

Cash flows from investing activities:
   Purchase of property and equipment                           (23)                        -
   Proceeds from sale of marketable securities                  153                       336
   Purchase of marketable securities                           (156)                     (340)
                                                            --------                  --------

NET CASH USED IN INVESTING ACTIVITIES                           (26)                       (4)
                                                            --------                  --------


NET DECREASE IN CASH
                                                               (504)                   (1,603)
Cash, beginning of period                                     2,960                     3,156
                                                            --------                  --------
Cash, end of period                                         $ 2,456                   $ 1,553
                                                            ========                  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                               $     5                   $     7
     Income taxes                                           $    23                   $    11

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and December 31, 2004, and the results of operations, comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004, and cash flows for six months ended June 30, 2005 and 2004. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


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

3.   Commitment and Contingencies -
     ----------------------------

(A)  Legal

     Co-op City. In February 1999, the Company sued the general contractor on the Co-Op City Project and its bonding company in New York State Supreme Court, Queens County to recover its contract balance and unpaid proposals. The Company's lawsuit includes approximately $1,937,000, consisting of accounts receivable applicable to the base contract of approximately $437,000, and unpaid final retainage billings of approximately $1,500,000. The Company also seeks to be compensated for unanticipated costs incurred through 1998, in the sum, as presented at trial, of $2,303,727. These unanticipated costs have not been reflected as a claim receivable in the Company's consolidated financial statements because it is the policy of the Company not to record income from claims until the claims have been received or awarded. The defendant asserted counterclaims, as presented at trial, totaling $1,440,905, and a claim for $3,000,000 based on the argument that the Company's mechanic's lien was willfully overstated. The Company believes all of the defendant's claims lack merit. While the Company and its counsel believe its lawsuit has merit, there is no guarantee of a favorable outcome. This case was tried for 47 days and adjourned by the court to October 2005 for further trial proceedings. The consolidated financial statements at June 30, 2005 and December 31, 2004 include long-term accounts receivable of approximately $1,937,000 related to this project.

     Other Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's consolidated financial statements include the amounts the Company believes it will ultimately receive on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgment of the validity of the claims are received, they are not recognized in the accompanying consolidated financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

(B)  Purchase Commitment
     -------------------

     On March 28, 2005, the Company entered into an agreement with a supplier of steel based piping materials, whereby the Company has committed to purchase minimum amounts of piping products used in its normal operations for a period of 15 months from January 1, 2005. The total minimum purchase obligation under this agreement is $1,400,000. During the three and six months ended June 30, 2005, the Company's total purchases under this agreement were approximately $290,000 and $440,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

REVENUES

Total revenues for the quarter ended June 30, 2005 increased by $5,145,000 or 80.3% to $11,552,000, as compared to $6,407,000 for the quarter ended June 30, 2004. Total revenues for the six months ended June 30, 2005, increased by $8,590,000 or 66.9% to $21,428,000, as compared to $12,838,000 for the six months ended June 30, 2004. These increases in revenues were a result of the Company's increased number of contracts in progress as of December 31, 2004, as well as projects the Company obtained during 2005. As of June 30, 2005, the Company had backlog of approximately $78,400,000 as compared to approximately $34,500,000 as of June 30, 2004. Approximately $29,000,000 of the June 30, 2005
backlog is expected to be completed in the current fiscal year, with the balance expected to be completed during the fiscal years ending December 31, 2006 and 2007. The Company is actively seeking new projects to add to its backlog.

COST OF REVENUES

Cost of revenues for the quarter ended June 30, 2005 increased by $4,922,000 or 89.5% to $10,424,000, as compared to $5,502,000 for the quarter ended June 30, 2004, which corresponds to the change in revenues noted above. Costs of revenues for the six months ended June 30, 2005 increased by $7,731,000 or 67.7% to $19,157,000, as compared to $11,426,000 for the six months ended June 30, 2004, which corresponds to the change in revenues noted above. In addition, during the three and six month periods ended June 30, 2004, the costs of revenues were increased by the following factors: increased costs of steel based products, revenues insufficient to absorb job costed project supervision and drafting salaries, and increased labor costs incurred by the Company to retain experienced field labor personnel. Management does not expect these conditions to have the same impact in the future, since the Company has reduced pricing volatility on purchases of steel based piping material by entering into an agreement to purchase these products at fixed prices, and increased revenues and backlog have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and to more effectively utilize its experienced field labor personnel.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2005 was $1,128,000 or 9.8% of revenues, as compared to a gross profit of $905,000 or 14.1% of revenues for the quarter ended June 30, 2004. Gross profit for the six months ended June 30, 2005 was $2,271,000 or 10.6% of revenues, as compared to a gross profit of $1,412,000 or 11.0% for the six months ended June 30, 2004. The increased dollar amount in gross profit for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, was primarily a result of the overall increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2005 decreased by $123,000 or (12.9) %, to $832,000, as compared to $955,000 for the quarter ended June 30, 2004. SG&A for the six months ended June 30, 2005 decreased by $313,000 or (14.8) % to $1,809,000 as compared to $2,122,000 for the six months ended June 30, 2004. A portion of this change in SG&A is a result of the Company eliminating certain home office positions during the later half of 2004. This resulted in a SG&A decline of approximately $105,000 and $235,000 during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004. In addition, professional fees related to the Company's public filings with the Securities and Exchange Commission and expenses related to the Co-Op City litigation decreased by approximately $45,000 during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.

OTHER INCOME

Other income for the quarter ended June 30, 2005 was $7,000, as compared to other income of $9,000 for the quarter ended June 30, 2004. Other income for the six months ended June 30, 2005 was $25,000, as compared to other income of $26,000 for the six months ended June 30, 2004. For the quarters ended June 30, 2005 and 2004, the Company realized gains on sales of marketable securities totaling $4,000 and $9,000, respectively. During the three months ended June 30, 2005, the Company earned net interest income of $3,000. For the six months ended June 30, 2005 and 2004, the Company realized gains on sales of marketable securities totaling $15,000 and $26,000, respectively. During the six months ended June 30, 2005, the Company earned net interest income of $10,000.

PROVISION FOR TAXES

The income tax provision for the quarter ended June 30, 2005 was $5,000, as compared to an income tax provision of $10,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, the income tax provision was $34,000, as compared to an income tax provision of $11,000 for the six months ended June 30, 2004. The provision for both periods differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance. In addition, the tax rates in both periods were affected by certain state and local taxes which are based on net worth.

NET INCOME (LOSS)

As a result of all the items mentioned above, the Company reported net income of $298,000 for the quarter ended June 30, 2005, as compared to a reported net loss of $51,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, the Company reported net income of $453,000, as compared to a reported net loss of $695,000 for the six months ended June 30, 2004.

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

As of June 30, 2005, total cash was $2,456,000, a $903,000 increase over the $1,553,000 reported as of June 30, 2004.

CASH USED IN OPERATIONS

Net cash used in operations was $478,000 and $1,599,000 for the six months ended June 30, 2005 and 2004, respectively.

The net cash used in operating activities for the six months ended June 30, 2005, was a result of the funding of the Company's increased revenues.

The net cash used in operating activities for the six months ended June 30, 2004, was lowered by operating losses incurred during the period as well as by payments of liabilities in excess of receivables collected.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $26,000 and $4,000 during the six months ended June 30, 2005 and 2004, respectively.

The Company received proceeds on the sale of marketable securities of $153,000 and $336,000 during the six months ended June 30, 2005 and 2004, respectively. The Company purchased marketable securities of $156,000 and $340,000 during the six months ended June 30, 2005 and 2004, respectively. In addition, the Company purchased property and equipment totaling $23,000 during the six months ended June 30, 2005.

CASH PROVIDED BY FINANCING ACTIVITIES

No net cash was provided by financing activities during the six months ended June 30, 2005 and 2004.

CREDIT FACILITY

The Company had a $2,000,000 line of credit which expired in August 2004.

On March 28, 2005, the Company obtained a new line of credit facility from Fleet National Bank, a Bank of America Company, which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

The amount of advances available is determined based on the amount of secured cash and margined marketable securities held at the bank and its affiliates and is subject to certain profitability and net worth requirements. Based on these requirements, the Company may currently borrow up to approximately $1,240,000. There were no outstanding borrowings against this facility at June 30, 2005.

Secured cash and margined marketable securities advances bear interest at the bank's prime lending rate plus one-quarter of one percent per annum. Advances determined by certain profitability and net worth requirements bear interest at the bank's prime lending rate plus three- quarters of one percent per annum.

Payment of outstanding borrowings may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company's business, properties or financial condition, a default in payment on the line, impairment of security, or the Company ceasing operations or being unable to pay its debts. Unless renewed, the line of credit must be paid in full at the end of the term, April 1, 2006.

The Company currently has no significant capital expenditure commitments.

SURETY

On some of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The Company is contingently liable to the surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties. Management believes that all contingent liabilities will be satisfied by the Company's performance on the specific bonded contracts involved. The surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination.

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At June 30, 2005, approximately $21,300,000 of the Company's backlog of $78,400,000 was bonded.

The Company's surety has advised that it is winding down its operations and after a transition period, it will no longer be writing surety bonds. This withdrawal from the market will not affect currently bonded jobs, nor should it affect the Company's ability to bond new work in the near term. The Company and its bonding agent have begun the process of obtaining a new surety, and have had discussions with representatives from several bonding companies.

If the Company is unable to secure a replacement surety, it would be unable to bid on certain public projects and certain privately financed projects which require surety bonds. This could have a material adverse effect on the Company.

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

ITEM 3.    QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of June 30, 2005, the Company has $702,000 invested in marketable securities.


ITEM 4.   CONTROLS AND PROCEDURES
          -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS

See Note 3 to the Consolidated Financial Statements, which in incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 10, 2005, in Queens, New York, for the purpose of (i) electing two Class I Directors to serve until the annual meeting of stockholders in the year 2008 and (ii) ratifying the appointment of Marden, Harrison & Kreuter CPAs, P.C., as independent auditors for the fiscal year ending December 31, 2005. Proxies were solicited from holders of 5,470,311 outstanding shares of Common Stock as of the close of business on April 5, 2005, as described in the Company's Proxy Statement dated

April 7, 2005. Stanley Kreitman and John Cavanagh were elected as Class I Directors, and the appointment of Marden, Harrison & Kreuter CPAs, P.C. was ratified by the following votes:

     (1) To elect two Class I Directors to serve until the annual meeting of stockholders in the year 2008.

                                            Votes         Votes          Broker
                  Name                       FOR         WITHHELD      Non-votes
                  ----                       ---         --------      ---------
           Stanley Kreitman (Class I)     4,208,343       22,359           0
           John Cavanagh (Class I)        4,217,366       13,366           0

     Floyd Warkol, Burton Reyer, Russell Molina and Innis O'Rourke continue to serve as directors of the Company after the Annual Meeting of Stockholders.

     (2) To ratify the appointment of Marden, Harrison & Kreuter CPAs, P.C. as the Company's independent auditors for the fiscal year ending December 31, 2005.

                         Votes         Votes          Votes           Broker
                          FOR         AGAINST       ABSTAINED       Non-votes
                          ---         -------       ---------       ---------
                       4,228,736       1,570           396              0


ITEM 5.        OTHER INFORMATION

The following is being provided pursuant to Question No. 1 of the SEC's Frequently Asked Questions, dated November 23, 2004, to include disclosure under
Item 1.01 of Form 8-K:

On August 8, 2005, the Board of Directors of the Company (the "Board") unanimously approved the amendment of the Company's 1995 Stock Option Plan (the "Plan") to provide that the duration of any option to purchase shares of common stock, $.01 par value per share, of the Company (the "Common Stock") is not to exceed ten years from the date of grant of such option unless otherwise provided in the award letter for such option.

The Board also, on August 8, 2005, unanimously approved the amendment of the following options issued to the directors and employees of the Company set forth below to extend the duration of such options by a period of five years from December 15, 2005 to December 15, 2010:

                                                       Total Options
Director/Employee               Issue Date             Outstanding
-----------------               ----------             -----------


Floyd Warkol                     12/28/95                 199,999
Floyd Warkol                     12/28/95                 100,001
Burton Reyer                     12/28/95                 150,000
James Oliviero                   12/28/95                  20,000
Nevio Dobry                      12/28/95                  20,000
Al Schroeder                     12/28/95                  20,000
Ed Kochoumian                    12/28/95                  10,000
Vincent Terraferma               12/28/95                   6,667

In addition, on August 8, 2005, the Board unanimously approved the grant of options to the following directors and executive officers to purchase the number of shares of Common Stock set forth opposite such individuals' respective names:


                                      Number of Shares Subject
Director/Executive Officer                to Stock Options
--------------------------                ----------------


Innis O'Rourke                                20,000
Russell Molina                                20,000
John Cavanagh                                 20,000
Richard W. Lucas                              20,000

Each such option has a term of ten years from the date of grant, expiring on August 8, 2015 (subject to earlier termination as set forth in the Plan), and vests at the rate of 33-1/3% on each of the first, second and third anniversaries of the date of grant. Each option has an exercise price of $1.66. Pursuant to, and subject to the terms and conditions set forth in, the Plan, all unexercised options become immediately exercisable upon the holder's retirement from the Company at age 65, upon the disability or death of the holder or upon a change of control (except, in each case, if such event occurs within six months after the date of grant).

ITEM 6.        EXHIBITS


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

                                     KSW, INC.



Date:  August 12, 2005
                                     /s/Richard W. Lucas
                                     -------------------------------------------
                                     Richard W. Lucas
                                     Chief Financial Officer

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