Form 10-Q
period 2005-09-30
KSW INC
filed 2005-11-14
CIK 1004125

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                                          YES       NO  X
                                                              ---      ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                                          OUTSTANDING AT
             CLASS                                       NOVEMBER 14, 2005
             -----                                       -----------------
   COMMON STOCK, $.01 PAR VALUE                               5,470,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                               PAGE NO.
-----------------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 2005 and December 31, 2004                         3

                  Consolidated Statements of Operations -
                  Three and nine months ended September 30, 2005 and 2004          4

                  Consolidated Statements of Comprehensive Income (Loss) -
                  Three and nine months ended September 30, 2005 and 2004          5

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004                    6

                  Notes to Consolidated Financial Statements                       7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk      16

Item 4.           Controls and Procedures                                         16
-----------------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1            Legal Proceedings                                               16
Item 2            Unregistered Sales of Equity Securities and Use of Proceeds     16
Item 3            Defaults Upon Senior Securities                                 16
Item 4            Submission of Matters to a Vote of Security Holders             16
Item 5            Other Information                                               17
Item 6            Exhibits                                                        17
-----------------------------------------------------------------------------------------
SIGNATURE                                                                         18

INDEX TO EXHIBITS                                                                 19


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  September 30, 2005           December 31, 2004
                                                  ------------------           -----------------
ASSETS                                               (unaudited)
------
Current assets:
   Cash                                               $    4,275                   $    2,960
   Marketable securities                                     743                          709
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     9/30/05 and 12/31/04                                 11,081                        4,211
   Retainage receivable                                    2,846                        1,988
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                       742                          236
   Prepaid expenses and other receivables                    355                          204
                                                      -----------                  -----------
      Total current assets                                20,042                       10,308

Property and equipment, net of accumulated
   depreciation and amortization of $1,952 and $1,907
   at 9/30/05 and 12/31/04, respectively                     111                           98
Accounts receivable                                            -                        2,037
Deferred income taxes and other                            2,229                        1,470
                                                      -----------                  -----------
   TOTAL ASSETS                                       $   22,382                   $   13,913
                                                      ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $    9,176                   $    4,906
   Retainage payable                                       1,591                        1,021
   Accrued payroll and benefits                              497                          220
   Accrued expenses                                          286                          148
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                      2,324                          832
                                                      -----------                  -----------
        Total current liabilities                         13,874                        7,127
                                                      -----------                  -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized, no shares issued and outstanding             -                            -
   Common stock, $.01 par value; 25,000,000 shares
     authorized, 5,470,311 shares issued
     9/30/05 and 12/31/04                                     54                           54
   Additional paid-in capital                              9,729                        9,729
   Accumulated deficit                                    (1,343)                      (3,058)
   Accumulated other comprehensive gain :
      Net unrealized holding gain on available
        for sale securities                                   68                           61
                                                      -----------                  -----------
       Total stockholders' equity                          8,508                        6,786
                                                      -----------                  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   22,382                   $   13,913
                                                      ===========                  ===========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                             Three Months        Three Months          Nine Months         Nine Months
                                           Ended Sept. 30,      Ended Sept. 30,      Ended Sept. 30,     Ended Sept. 30,
                                                 2005                 2004                 2005                2004
                                           ----------------     ----------------     ----------------    ---------------
Revenues                                         $ 14,849             $  6,566             $ 36,277           $ 19,404
Cost of revenues                                   13,333                6,374               32,490             17,800
                                              ------------         ------------         ------------       ------------

Gross profit                                        1,516                  192                3,787              1,604

Selling, general and administrative
     expenses                                       1,022                  764                2,831              2,886
                                              ------------         ------------         ------------       ------------
Operating income (loss)                               494                (572)                  956            (1,282)
                                              ------------         ------------         ------------       ------------

Other income (loss) :
Interest income, net                                    2                    -                   12                  -
Gain (loss) on sales of marketable
  securities                                            -                  (5)                   15                 21
                                              ------------         ------------         ------------       ------------
 Total other income (loss)                              2                  (5)                   27                 21
                                              ------------         ------------         ------------       ------------

Income (loss) before provision
  (benefit) for income taxes                          496                (577)                  983            (1,261)

Provision (benefit) for income taxes                (766)                   19                (732)                 30
                                              ------------         ------------         ------------       ------------
Net income (loss)                                 $ 1,262             $  (596)             $  1,715          $ (1,291)
                                              ============         ============         ============       ============


Income (loss) per common share:
   Basic                                           $  .23             $  (.11)              $   .31          $   (.24)

   Diluted                                         $  .23             $  (.11)              $   .31          $   (.24)

Weighted average common shares outstanding:
  Basic                                         5,470,311            5,470,311            5,470,311          5,470,311

  Diluted                                       5,547,363            5,470,311            5,470,311          5,470,311



          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)

                                           Three Months    Three Months      Nine Months      Nine Months
                                              Ended            Ended            Ended            Ended
                                          Sept.30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                          -------------   --------------   --------------   --------------

      Net income (loss)                     $  1,262         $  (596)           $ 1,715        $ (1,291)
                                           ----------      ----------         ----------      ----------

 Other comprehensive income (loss)
     before tax:

 Net unrealized holding gains (losses)
     arising during the period                    39             (13)                29               13

 Less: reclassification adjustment for
      (gains) losses included in net
      income (loss)                                -                5              (15)             (21)
                                           ----------      ----------         ----------      ----------

 Other comprehensive income (loss)
      before tax                                  39              (8)                14              (8)

 Income tax (benefit) related to items
      of other comprehensive income
      (loss)                                      18              (4)                 7              (4)
                                           ----------      ----------         ----------      ----------

 Other comprehensive income (loss),
     net of tax                                   21              (4)                 7              (4)
                                           ----------      ----------         ----------      ----------

 Total comprehensive income (loss)          $  1,283         $  (600)           $ 1,722        $ (1,295)
                                           ==========      ==========         ==========      ==========







          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                            Nine Months               Nine Months
                                                         Ended September 30,      Ended September 30,
                                                                2005                      2004
                                                         -------------------      -------------------
Cash flows from operating activities:
   Net income (loss)                                          $  1,715                 $ (1,291)

Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
    Depreciation and amortization                                   45                        51
    Deferred income taxes (benefit)                              (766)                         4
    Realized gain on sales of marketable
         securities                                               (15)                      (21)
Changes in operating assets and liabilities:
    Accounts receivable                                        (4,833)                     1,763
    Retainage receivable                                         (858)                       261
    Costs and estimated earnings in
         excess of billings on uncompleted
         contracts                                               (506)                       398
    Prepaid expenses and other receivables                       (151)                       120
    Accounts payable                                             4,270                     (362)
    Retainage payable                                              570                     (319)
    Accrued payroll and benefits                                   277                     (302)
    Accrued expenses                                               138                        92
    Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                               1,492                     (880)
                                                            ----------                ----------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                    1,378                     (486)
                                                            ----------                ----------

Cash flows from investing activities:
   Purchase of property and equipment                             (58)                         -
   Proceeds from sale of marketable securities                     153                       441
   Purchase of marketable securities                             (158)                     (447)
                                                            ----------                ----------

NET CASH USED IN INVESTING ACTIVITIES                             (63)                       (6)
                                                            ----------                ----------

NET INCREASE (DECREASE) IN CASH
                                                                 1,315                     (492)
Cash, beginning of period                                        2,960                     3,156
                                                            ----------                ----------
Cash, end of period                                            $ 4,275                   $ 2,664
                                                            ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for:
     Interest                                                    $   9                     $  11
     Income taxes                                                $  34                     $  26

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and December 31, 2004, and the results of operations, comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

On October 17, 2005, the Company settled a lawsuit related to the Co-Op City project. The gain related to this transaction totaling $888,000, will be recorded during the quarter ending December 31, 2005. See Note 4 below for a description of this case.


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

(A)      Legal - Other Proposals and Claims

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


(B)      Purchase Commitment

         On March 28, 2005, the Company entered into an agreement with a supplier of steel based piping materials, whereby the Company has committed to purchase minimum amounts of piping products used in its normal operations for a period of 15 months commencing January 1, 2005. The total minimum purchase obligation under this agreement is $1,400,000. During the three and nine months ended September 30, 2005, the Company's total purchases under this agreement were approximately $338,000 and $778,000, respectively.


4.       Subsequent Event

         On October 17, 2005, KSW Mechanical Services, Inc., a wholly-owned subsidiary of KSW, Inc. ("the Company"), entered into a Stipulation of Settlement settling a lawsuit commenced in 1999, entitled KSW Mechanical Services, Inc. v. NAB Construction Corp., et. al. ("the Lawsuit"), which had been pending in the Supreme Court of the State of New York, County of Queens. The Company had sued the general contractor and its bonding company on the Co-Op City Project to recover its accounts receivable applicable to the base contract of approximately $437,000, unpaid final retainage billings of approximately $1,500,000, plus a claim for unanticipated costs incurred through 1998, in the sum, as presented at trial, of $2,303,727. The Defendant had asserted counterclaims, as presented at trial, totaling $1,440,905, and a claim for $3,000,000 based on the argument that the Company's mechanic's lien was willfully overstated.

         The Lawsuit had been tried for 47 days and further trial proceedings were pending. Pursuant to the Stipulation of Settlement, all claims and counterclaims will be discontinued and the Company will receive cash payments totaling $2,900,000, with $1,200,000 payable on or before December 15, 2005, $850,000 payable on or before March 31, 2006, and $850,000 payable on or before September 30, 2006.

         During the quarter ending December 31, 2005, the Company will recognize a net gain, after settlement expenses, of approximately $888,000. As a result of this subsequent settlement, the outstanding receivable previously recorded in prior financial statements, totaling $1,937,000, has been re-classified as a current receivable in the accompanying balance sheet at September 30, 2005.


5.       Stock option plan

         The Company has a stock option plan which is described more fully in
         Note 12(A) to the Financial Statements in the Company's 2004 annual report on Form 10-K. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees", and related interpretations. As previously disclosed in the Company's Form 10Q for the second quarter of 2005, on August 8, 2005, 526,667 options were modified to extend the expiration date so as to expire in December 2010, instead of in December 2005, and to increase the exercise price to $1.66. In addition, on August 8, 2005, the Company issued 80,000 options at $1.66 per share.

         The Company has not recorded compensation expense because the exercise price of the shares is equal to the market price at the date of the grant. SFAS 123, "Accounting for Stock Based Compensation - Transition and Disclosure", requires pro forma net income disclosures as if the fair value based method defined in SFAS No.123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No.25 and to provide the pro forma disclosures required by SFAS No.
         123 and amended by SFAS 148. At September 30, 2005, the Company had outstanding options of 50,000 options at an exercise price of $1.50 and 606,667 options at an exercise price of $1.66. Had the Company determined compensation expense based on the fair value at the grant date for its stock options (using the Black-Scholes method) under SFAS No.123, the Company's net income would have been adjusted to the pro forma amounts indicated below, in thousands except for per share data:

                                           Three Months    Three Months      Nine Months      Nine Months
                                              Ended            Ended            Ended            Ended
                                          Sept.30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                          -------------   --------------   --------------   --------------
      Net income (loss) - as reported          $ 1,262         $ (596)          $ 1,715        $ (1,291)
 Stock option compensation,
   net of tax                                    (191)              -             (191)               -
                                            ----------      ----------       ----------       ----------

 Net income (loss) - pro forma                 $ 1,071         $ (596)          $ 1,524        $ (1,291)
                                            ==========      ==========       ==========       ==========

 Basic net income (loss) per share:

 As reported                                     $ .23         $ (.11)           $  .31         $  (.24)
 Pro forma                                       $ .20         $ (.11)           $  .28         $  (.24)

 Diluted net income (loss) per share:
 As reported                                     $ .23         $ (.11)           $  .31         $  (.24)
 Pro forma                                       $ .19         $ (.11)           $  .28         $  (.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 80,000 grants in 2005: dividend yield of 0%; expected volatility of 64.12%; risk-free interest rate of 4.69% and expected lives of five years. For the 526,667 options which were modified, an expected life of 2.5 years was used.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Results of Operations
---------------------

REVENUES

Total revenues for the quarter ended September 30, 2005 increased by $8,283,000 or 126.1% to $14,849,000, as compared to $6,566,000 for the quarter ended September 30, 2004. Total revenues for the nine months ended September 30, 2005 increased by $16,873,000 or 87.0% to $36,277,000, as compared to $19,404,000 for the nine months ended September 30, 2004. These increases in revenues were a result of the Company's increased number of contracts in progress as of December 31, 2004, as well as projects the Company obtained during 2005. As of September 30, 2005, the Company had backlog of approximately $83,000,000 as compared to approximately $36,600,000 as of September 30, 2004. Since September 30, 2005, the Company has received approximately $5,400,000 of new work which is not reflected in the backlog as of September 30, 2005. Approximately $16,000,000 of the September 30, 2005 backlog is expected to be completed in the current fiscal year, with the balance expected to be completed during the fiscal years ending December 31, 2006 and 2007. The Company is actively seeking new projects to add to its backlog.

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2005 increased by $6,959,000 or 109.2% to $13,333,000, as compared to $6,374,000 for the quarter ended September 30, 2004, which corresponds to the change in revenues noted above. Costs of revenues for the nine months ended September 30, 2005 increased by $14,690,000 or 82.5% to $32,490,000, as compared to $17,800,000 for the nine months ended September 30, 2004, which corresponds to the change in revenues noted above. In addition, during the three and nine month periods ended September 30, 2004, the costs of revenues were increased by the following factors which were not presented in the comparable periods for 2005: increased costs of steel based products, revenues insufficient to absorb job costed project supervision and drafting salaries, and increased labor costs incurred by the Company to retain experienced field labor personnel. Management does not expect these conditions to have the same impact in the future, since the Company has reduced pricing volatility on purchases of steel based piping material by entering into an agreement to purchase these products at fixed prices. In addition, increased revenues and backlog have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects, and to more effectively utilize its experienced field labor personnel.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2005 was $1,516,000 or 10.2% of revenues, as compared to a gross profit of $192,000 or 2.9% of revenues for the quarter ended September 30, 2004. Gross profit for the nine months ended September 30, 2005 was $3,787,000 or 10.4% of revenues, as compared to a gross profit of $1,604,000 or 8.3% for the nine months ended September 30, 2004. The increased dollar amount in gross profit for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was primarily a result of the overall increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2005 increased by $258,000 or 33.8 %, to $1,022,000, as compared to $764,000 for the quarter ended September 30, 2004. SG&A for the nine months ended September 30, 2005 decreased by $55,000 or (1.9)% to $2,831,000, as compared to $2,886,000 for the nine months ended September 30, 2004. The Company's increase in SG&A during the three months ended September 30, 2005, was primarily a result of increased revenues during the period, and an increase in employment costs and office expenses of approximately $135,000 and $30,000, respectively, during the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. These increases are a result of the Company's Chief Executive Officer resuming a five-day work week, the hiring of additional office staff and increased benefit costs. In addition, professional fees related to the Company's public filing with the Securities and Exchange Commission and expenses related to the Co-Op City litigation increased by approximately $33,000 during the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004.

A portion of the decrease in SG&A for the nine months ended September 30, 2005 as compared to the comparable period in 2004, is a result of the Company eliminating certain home office positions during the later half of 2004 which resulted in a SG&A decline of approximately $80,000 during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The Company also had an increase in utility costs of approximately $24,000 related to its home office during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. In addition, professional fees related to the Company's public filings with the Securities and Exchange Commission and expenses related to the Co-Op City litigation decreased by approximately $12,000 during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

OTHER INCOME

Other income for the quarter ended September 30, 2005 was $2,000, as compared to other expense of $5,000 for the quarter ended September 30, 2004. Other income for the nine months ended September 30, 2005 was $27,000, as compared to other income of $21,000 for the nine months ended September 30, 2004. For the quarter ended September 30, 2004, the Company realized losses on sales of marketable securities totaling $5,000. During the three months ended September 30, 2005, the Company earned net interest income of $2,000. For the nine months ended September 30, 2005 and 2004, the Company realized gains on sales of marketable securities totaling $15,000 and $21,000, respectively. During the nine months ended September 30, 2005, the Company earned net interest income of $12,000.

PROVISION (BENEFIT) FOR INCOME TAXES

The income tax provision for the quarter ended September 30, 2005 was a benefit of $766,000, as compared to an income tax provision of $19,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the income tax benefit was $732,000, as compared to an income tax provision of $30,000 for the nine months ended September 30, 2004.

The provision for the three and nine month periods ended September 30, 2005 and 2004, differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance. During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets establishing, as of January 1, 2002, a test whereby the fair value of goodwill was compared to its carrying value. Based upon this test, the goodwill of the Company was written-off during the first quarter of 2002. This write-off of goodwill created an increase in the deferred tax assets. (See Note 2 (G) to the Financial Statements in the Company's 2004 Annual Report on Form 10-K.)

At December 31, 2002, the Company provided a valuation allowance (or reserve) against its net deferred tax assets based upon the uncertainty regarding the ultimate realization (or use) in their entirety of these deferred tax assets. Based upon the Company's current income and the Company's backlog as of September 30, 2005, management has re-evaluated the likelihood that these assets could be used in their entirety, and concluded that the valuation allowance was not required. During the quarter ended September 30, 2005, the Company reversed the deferred tax valuation allowance totaling approximately $759,000.

State and local tax rates are not affected by the above, but are determined by the Company's net worth.


NET INCOME (LOSS)

As a result of all of the items mentioned above, the Company reported net income of $1,262,000 for the quarter ended September 30, 2005, as compared to a reported net loss of $596,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the Company reported net income of $1,715,000, as compared to a reported net loss of $1,291,000 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL

The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. The Company has not relied on bank borrowings to finance its operations since July 2003. On March 28, 2005, the Company obtained a line of credit, which is subject to certain conditions. See discussion of credit facility below.

As of September 30, 2005, total cash was $4,275,000, a $1,611,000 increase over the total cash of $2,664,000 reported as of September 30, 2004.

CASH PROVIDED BY (USED IN) OPERATIONS

Net cash provided by operations was $1,378,000 for the nine months ended September 30, 2005.

Net cash used in operations was $486,000 for the nine months ended September 30, 2004. This was a result of operating losses incurred during the period, which were offset by receivables collected in excess of payments.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $63,000 and $6,000 during the nine months ended September 30, 2005 and 2004, respectively.

The Company received proceeds on the sale of marketable securities of $153,000 and $441,000 during the nine months ended September 30, 2005 and 2004, respectively. The Company purchased marketable securities of $158,000 and $447,000 during the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company purchased property and equipment totaling $58,000 during the nine months ended September 30, 2005.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

No net cash was provided by or used in financing activities during the nine months ended September 30, 2005 and 2004.


CREDIT FACILITY

On March 28, 2005, the Company obtained a line of credit facility from Fleet National Bank, a Bank of America Company, which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

The amount of advances available was subject to certain profitability and net worth requirements. The Company has met all of the prerequisite profit and net worth requirements and may borrow against the full amount of the line. There were no outstanding borrowings against this facility at September 30, 2005.

Advances bear interest at the bank's prime lending rate plus three-quarters of one percent per annum.

Payment of outstanding borrowings may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company's business, properties or financial condition, a default in payment on the line, impairment of security, or the Company ceasing operations or being unable to pay its debts. Unless renewed, any outstanding borrowings against this line of credit must be paid in full at the end of the term.

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

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels and may require additional guarantees if the Company should desire increased bonding limits. At September 30, 2005, the Company's bonded backlog was approximately $14,700,000.

During the second quarter of 2005, the Company's surety advised that it was winding down its operations and after a transition period, it would no longer be writing surety bonds. This withdrawal from the market has not, and will not, affect currently bonded jobs. The Company and its bonding agent are in the process of obtaining a new surety, and the Company has received a written offer from a replacement surety to provide bonds under certain terms and conditions currently under discussion. However, there can be no assurance that an agreement will be reached.

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

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of September 30, 2005, the Company has $743,000 invested in marketable securities.


ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Notes 3 and 4 to the Consolidated Financial Statements, which in incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         Exhibit 10.1 - Employment agreement, dated September 12, 2005 by and among KSW Mechanical Services, Inc., Floyd Warkol and KSW, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290, filed with the Commission on September 15, 2005)

         Exhibit 11 - Statement Regarding Computation of Income (Loss) per Share

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


                                    KSW, INC.

Date: November 14, 2005
                                    /s/Richard W. Lucas
                                    --------------------------------------------
                                    Richard W. Lucas
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------

10.1 Employment agreement, dated September 12, 2005 by and among KSW Mechanical Services, Inc., Floyd Warkol and KSW, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290, filed with the Commission on September 15, 2005)

11         Statement Regarding Computation of Income (Loss) per Share

31.1       Certification of Chief Executive Officer required by Rule 13a-14(a)


31.2       Certification of Chief Financial Officer required by Rule 13a-14(a)


32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. ss.1350

32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. ss.1350