Form 10-K
period 2005-12-31
KSW INC
filed 2006-03-16
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ____________

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number: 0-27290

                                _________________

                                    KSW, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     11-3191686
   (State or Other Jurisdiction                       (I.R.S. Employer
  of Incorporation or Organization)                   Identification No.)


 37-16 23rd Street, Long Island City, New York               11101
  (Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (718) 361-6500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]  Accelerated Filer [_]  Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2005 was $ 6,830,866 (based on a price of $1.60 per share).

As of March 15, 2006, there were 5,640,311 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS...................................................................................................2

PART I.......................................................................................................................3

         ITEM 1.          BUSINESS...........................................................................................3

         ITEM 1A.         RISK FACTORS.......................................................................................7

         ITEM 1B.         UNRESOLVED STAFF COMMENTS..........................................................................8

         ITEM 2.          PROPERTIES.........................................................................................9

         ITEM 3.          LEGAL PROCEEDINGS..................................................................................9

         ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................9

                          EXECUTIVE OFFICERS OF THE REGISTRANT...............................................................9

PART II......................................................................................................................10

         ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER
                          PURCHASES OF EQUITY SECURITIES.....................................................................10

         ITEM 6.          SELECTED FINANCIAL DATA............................................................................11

         ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS.........................................................................................12

         ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................25

         ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................25

         ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............25

         ITEM 9A.         CONTROLS AND PROCEDURES............................................................................25

         ITEM 9B.         OTHER INFORMATION..................................................................................26

PART III.....................................................................................................................26

         ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................26

         ITEM 11.         EXECUTIVE COMPENSATION.............................................................................26

         ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                          AND RELATED STOCKHOLDER MATTERS....................................................................26

         ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS.......................................................................................26

         ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................27

PART IV......................................................................................................................27

         ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ........................................................27

SIGNATURES...................................................................................................................31

                           FORWARD LOOKING STATEMENTS


Certain statements contained under "Item 1 - Business", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Many of the risks, uncertainties and other important factors that could cause actual results to differ materially from expectations of the Company are described under "Item 1A - Risk Factors" in this Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.

                                     PART I

ITEM 1. BUSINESS

     GENERAL. KSW, Inc., a Delaware corporation (the "Company" or "KSW"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $500,000. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company conducts operations through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical"). The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "KSWW.OB." The Company has filed a listing application to list its common stock on the American Stock Exchange ("AMEX"). The Company's listing on this exchange is subject to the approval of AMEX.

     Some of the Company's ongoing projects include: Fashion Institute of Technology Residence Hall, Weill Cornell Ambulatory Care Facility, the conversions from office space to residential rental apartments in lower Manhattan at 100 Maiden Lane, 37 and 67 Wall Street, and new high rise luxury buildings at Fifteen Central Park West, 170 East End Avenue and 10 Barclay Street.

     The Company's primary strategic objectives are to increase its revenues and to become more competitive in its present business. The Company may look to expand its business into new geographic areas in the Northeastern United States or acquire businesses which would be complementary to its current line of business. The Company may also pursue acquisitions outside its current lines of business for greater diversification.

     The Company's primary business is providing heating, ventilation and air conditioning systems and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. These contracts sometimes are awarded through competitive bids, as some of the owners are public entities. Other contracts are obtained through negotiation with private parties.

     The Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems. These changes reduce costs, but still yield the same results as the original plans. The Company believes that this service can provide additional bidding opportunities in the future.

     The Company's management pioneered the concept of managing the mechanical trade portion of construction projects. On larger complex projects (generally those having a mechanical portion valued at over $10,000,000), such as the Weill Cornell Ambulatory Care Facility, Morgan Stanley Children's Hospital at New York Presbyterian and the Long Island Jewish Hospital Energy Center, it is often beneficial for a construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, the Company believes construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. The Company believes coordination provides a significant benefit in keeping a project on schedule and within budget.

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

     On trade management projects, the Company provides a guaranteed maximum price ("GMP") to its customer for its scope of responsibility. The Company controls the GMP by obtaining accurate price quotes from potential suppliers and subcontractors, requiring payment or performance bonds from major subcontractors and adding a contingency allowance to these price quotes before the Company submits its GMP. The Company also works to control costs because it is a mechanical contractor and can perform the guaranteed work on its own should bid prices exceed its estimate. These costs are subject to certain risk factors discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     OPERATIONS. The Company obtains projects primarily through negotiations with private owners, construction managers and general contractors and by competitive bidding and negotiations in response to advertisements by federal, state and local governmental agencies. The Company submits bids after detailed reviews of project specifications, an internal review of the Company's capabilities, equipment and personnel availability, and an assessment of whether the project is likely to meet the targeted profit margins. After computing the estimated costs of the project, the Company adds its desired profit margin before submitting a bid.

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

     BACKLOG. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $82,200,000 as of December 31, 2005, compared to approximately $36,000,000 as of December 31, 2004, and approximately $20,900,000 at December 31, 2003. See the discussion of the restatements in "Item 6 - Selected Financial Data" and "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations." Approximately $68,000,000 of the December 31, 2005 backlog is expected to be completed in the next fiscal year. The backlog at December 31, 2005 does not include a $9,000,000 contract which is subject to the project's owner obtaining financing. The Company is actively seeking new contracts to add to its backlog. Management believes that its value engineering services will lead to a greater number of contracts to bid, because the Company is able to be part of the initial planning of a project.

     A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are started and completed in the same year. The Company believes that its backlog is firm, notwithstanding provisions contained in some contracts which allows customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

     COMPETITION. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, some of these large competitors are unfamiliar with the New York City metropolitan area. The Company believes it competes favorably with such companies because of its reputation in the New York City area and its knowledge of the local labor force. There are also many smaller contractors and subcontractors in the New York City metropolitan area, who may also compete for work. The Company believes there are barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

     REGULATIONS. The construction industry is subject to various governmental regulations from local, state and federal authorities, such as Occupational Safety and Health Administration ("OSHA") and environmental agencies. The Company is also governed by state and federal requirements regarding the handling and disposal of lead paint, but the impact cannot be predicted at this time because it varies from project to project. The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes, compliance with which are a normal part of its operations. The Company does not perform asbestos abatement, but has occasionally subcontracted that part of a contract to duly licensed asbestos abatement companies with the Company being named as an additional insured on the asbestos abatement company's liability insurance policy. The Company has not incurred any liability for violations of environmental laws. The Company must also comply with federal rules and regulations promulgated by OSHA.

     EMPLOYEES. At December 31, 2005, the Company had approximately 43 full-time office and project support employees. The Company also employs field employees, who are union workers. The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

     The Company pays benefits to union employees through payments to trust funds established by the unions. The Company's obligation is to pay a percentage of the wages of union workers to these trust funds. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan. Through 2005, the Company has matched 25% of its employees' 401(k) contributions.

     DEPENDENCE UPON CUSTOMERS. At any given time, a material portion of the Company's contracting revenue may be generated from a single large contract for a customer or various contracts with one customer. The Company's customer base can vary each year based on the nature and scope of the projects undertaken in that year.

     For the year ended December 31, 2005, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC and related entities, Skanska USA Building Inc., M.D. Carlisle Construction Corp., and Plaza Construction Corp. constituted 31%, 11%, 11%, 11% and 10% of the Company's total revenues, respectively.

     For the year ended December 31, 2004, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC and related entities, and Glenwood Management Corporation, constituted 32%, 23% and 16% of the Company's total revenues, respectively.

     For the year ended December 31, 2003, work under contracts with Bovis Lend Lease LMB, Inc., Glenwood Management Corporation and Newmark Construction Services, LLC and related entities, constituted 43%, 27% and 13% of the Company's total revenues, respectively.

     Historically, a portion of the Company's revenue has been generated from contracts with federal, state and local governmental authorities. The Company's current revenue and backlog does not include any contracts directly with these governmental authorities.

     As is sometimes required in the industry, the Company is requested to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed. Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2005, approximately $14,700,000 of the Company's $82,200,000 backlog required bonds. During the fourth quarter of 2005, the Company entered into a surety agreement with Chubb Group of Insurance Companies to provide surety bonds on the Company's projects.

     OTHER MATTERS. The Company does not own any patents, patent rights or similar intellectual property. The Company's business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2005, 2004 and 2003, and anticipates no research and development expenses in 2006.

ITEM 1A. RISK FACTORS

     The Company is subject to a variety of risks, including the risks described below as well as adverse business conditions. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, not known or described below, which have not been determined to be material may also impair the Company's business operations. You should carefully consider the risks described below together with all other information in this report, including information contained in the "Business", "Management's Discussion and Analysis of Financial Condition and Result of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" sections. If any of the following risks occur, the Company's financial condition and results of operations could be adversely affected. Such events may cause actual results to differ materially from expected and historical results, and the trading price of the Company's stock could decline. For these reasons, the reader is cautioned not to place undue reliance on our forward-looking statements.

The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2007. The Company has no other current employment or non-competition agreements with senior management. The failure to retain senior management would have a material adverse effect on the Company's business.

The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs related to shortages of skilled labor and unforeseen jobsite conditions. There can be no assurance that these factors will not affect productivity in the future.

There have been significant increases in the cost of steel piping materials, which is the primary material used by the Company on projects. Future increases may impact the Company's profit margins beyond the Company's estimates.

An economic downturn could result in a decrease in construction spending in the private and public sectors, which could reduce the Company's revenues.

The Company relies on certain customers for a significant share of its revenues. The loss of any of these customers could have a material adverse effect on the Company's business and its operating results.

The Company faces intense competition due to the highly competitive nature of the mechanical contracting market that could limit its ability to increase its market share and its revenues.

During the construction period, owners or general contractors may request that the Company perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and sometimes litigation. Slow receipt of collections may also result from general contractor or owner financial difficulties. The failure of an owner or general contractor to issue change orders or make payments could delay receipt of revenue and require litigation to collect sums due the Company.

Although the Company's operations are not directly affected by inflation, both New York City and New York State have large debt service burdens. Inflationary pressures have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn could have a negative impact on the Company's revenues.

Failure of the Company's subcontractors or providers of equipment to perform as anticipated could have a negative impact on the Company's results. The Company subcontracts a portion of its contracts to specialty subcontractors and the Company is ultimately responsible for the successful completion of their work. The Company also utilizes equipment manufacturers and suppliers which are responsible for delivering specified products on a timely basis. Although the Company utilizes highly respected companies and sometime require performance bonds, there is no guarantee that the Company will not incur a material loss due to performance issues related to these arrangements.

Accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although the Company believes it has sufficient experiences and processes to enable it to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future, and these changes could have a material adverse effect on the Company's financial position and results of operations.

The Company's success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in the ability to profitably execute the Company's work is the ability to attract, develop and retain qualified personnel. The Company's success in attracting qualified personnel is dependent on the resources available and the impact of general economic conditions on the labor supply, and the ability to provide competitive compensation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2. PROPERTIES

     Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases office and warehouse space in Long Island City, New York, consisting of 18,433 square feet. The lease has an initial annual base rent of $173,000, with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases on real estate taxes over base year taxes, maintenance, insurance and utilities. The Company has exercised a three-year option extending the lease through June 2009.

     The Company also occupies a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and 10,000 square feet of shop space. It also occupies an adjacent 5,000 square foot storage yard. This property is jointly owned by the Company's Chief Executive Officer and a charitable foundation he controls. This tenancy is on a triple net basis. The Company pays rent of approximately $8,500 per month, plus taxes (currently approximately $2,000 per month), maintenance, insurance and utilities. The written lease for this property expired on December 31, 2002 and the property is currently being occupied on a month-to-month basis.

     The properties are well maintained, adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2005 were as follows:


Name                          Age        Title
----                          ---        -----
Floyd Warkol                  58         Chief Executive Officer, President,
                                         Secretary and Chairman of the Board of
                                         Directors

Richard W. Lucas              39         Chief Financial Officer

James F. Oliviero             59         General Counsel


     Mr. Floyd Warkol has been employed as Chairman of the Board since December 15, 1995 and as President, Secretary and Chief Executive Officer of the Company and as Chairman and Chief Executive Officer of KSW Mechanical since January 1994.

     Mr. Richard W. Lucas has been employed as the Chief Financial Officer of the Company and KSW Mechanical, since August 2002. Prior thereto, he was employed from May 1994 through July 2002 by Marden, Harrison & Kreuter CPAs, P.C., the Company's independent certified public accountants. Since February 2006 Mr. Lucas has been a Director of KSW Mechanical.

     Mr. James F. Oliviero has been employed as General Counsel of the Company and KSW Mechanical since February 1998. From January 1994 until February 1998, he was employed as Director of Contract Administration of KSW Mechanical.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "KSWW.OB."

     At March 15, 2006, the Company had 5,640,311 shares of KSW Common Stock issued and outstanding held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company's stock transfer agent and the Depository Trust Company.

     The Company did not pay dividends during 2005 or 2004.

     The following information on high and low bid information is provided for 2005 and 2004 based on intraday quotation information:

                                                          2005                                 2004
                                                          ----                                 ----
                Quarter                         High                 Low              High              Low
                -------                         ----                 ---              ----              ---
First...............................          $    .75         $      .40          $   1.01          $   .62
Second..............................          $    1.80        $      .66          $   1.05          $   .65
Third...............................          $    2.30        $     1.60          $    .80          $   .62
Fourth..............................          $    3.10        $     2.06          $    .75          $   .40

These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.

The information required to be disclosed for securities authorized for issuance under equity compensation plans, is incorporated in its entirety by reference to the Company's definitive proxy statement to be filed with commission pursuant to Regulation 14A within 120 days after the Company's last fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA

     The following information for the years ended December 31, 2005, 2004, 2003, and 2001 is derived from and qualified by reference to, the financial statements for those years audited by Marden, Harrison & Kreuter CPAs, P.C. The summary of certain financial information relating to the Company for the year ended December 31, 2002 (as restated) is derived from and qualified by reference to, the financial statements for the year audited by Rosen Seymour Shapss Martin & Company, LLP. Previous year amounts have been reclassified to conform to the presentation. Each of the previously mentioned financial statements is included herein or in prior years' annual reports on Form 10-K and Form 10-K/A, and should be read in conjunction with such financial information.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           2005            2004             2003             2002            2001
                                                                                        (Restated)
INCOME STATEMENT:
Revenues.............................     $53,378         $26,281         $35,002          $46,448 (a)     $51,012
Costs of revenues....................      46,897          24,139          31,148           40,808 (a)      49,153
Gross profit.........................       6,481           2,142           3,854            5,640           1,859 (b)
Selling, general and
administrative expenses..............       3,657           3,452           3,010            4,196           4,499
Operating income (loss)..............       2,824          (1,310)            844            1,444          (2,640)
Other income (expense)...............          39              52             (59)            (107)            (55)
Income (loss) before income taxes....       2,863          (1,258)            785            1,337          (2,695)
Provision (benefit) for income
   taxes.............................         152 (c)          22             (30)           1,714 (c)      (1,218)
Income (loss) before cumulative
   effect of change in accounting
   principle.........................       2,711          (1,280)            815             (377)         (1,477)
Cumulative effect of change in
   accounting principle net..........           -               -               -           (1,888)(d)           -
Net income (loss)....................       2,711          (1,280)            815           (2,265)         (1,477)
Net income (loss) per share -
    Basic............................         .50            (.24)            .15             (.41)           (.27)
    Diluted..........................         .50            (.24)            .15             (.41)           (.27)
Number of shares used in
   computation :
    Basic............................   5,470,311       5,470,311       5,470,311        5,470,311       5,470,311
    Diluted..........................   5,470,311       5,470,311       5,470,311        5,470,311       5,470,311

BALANCE SHEET DATA:
Total assets.........................     $22,710         $13,913         $16,834          $17,171         $27,620
Working capital......................       8,056           3,181           4,496            3,495           5,213
Current liabilities..................      13,192           7,127           8,785           10,029          18,149
Long-term liabilities................           -               -               -                -              19
Stockholders' equity.................       9,518           6,786           8,049            7,142           9,452
Other Data:
Current ratio........................      1.61:1          1.45:1          1.51:1           1.35:1          1.29:1

(a) The Company's management identified and determined that reported revenues and costs of revenues during the year ended December 31, 2002 were overstated as a result of an accounting error attributable to the failure to eliminate certain intra-company accounts. The Company restated these previously reported amounts and, with the oversight of its Audit Committee, corrected its financial reporting system. Gross profit for the year did not change due to the offsetting effects of the misstatements.

(b) For the year ended December 31, 2001, the Company experienced a gross profit erosion primarily due to lower than anticipated productivity and higher labor costs on several projects which commenced during the later half of 2000 and completed during 2001. As a result of these contract losses, the Company changed its estimating and bidding practices.

(c) During the year ended December 31, 2002, the Company recorded a valuation allowance totaling $1,045 against its deferred tax assets, at the recommendation of the Company's outside auditors engaged in the preparation of the 2002 audit. During the year ended December 31, 2005, the outstanding deferred tax valuation allowance was reversed, after the Company's management re-evaluated the likelihood that these assets could be used in their entirety, and concluded the valuation allowance was not required.

(d) For the year ended December 31, 2002, the Company recorded a cumulative effect of a change in accounting principle for the write-off of goodwill as a result of the adoption of SFAS 142, which accounted for $1,888 of the net loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis explains the general financial condition and the results of operations for the Company for the years ended December 31, 2005, 2004 and 2003, including:

         o factors that affect our business;
         o our earnings and costs in the periods presented;
         o changes in earnings and costs between periods;
         o sources of earnings, and
         o impacts of these factors on our overall financial condition.

     As you read this discussion and analysis, please refer to the Company's consolidated statements for the years ended 2005, 2004 and 2003.

     At the end of January 2004, the Company's management identified and determined that reported revenues and costs of revenues during the year ended 2002 and the nine months ended September 30, 2003, including their respective interim periods, were overstated. This overstatement was a result of an accounting error attributable to the failure to eliminate certain intra-company accounts as disclosed by the Company on February 2, 2004, in a press release, a copy of which was attached as an exhibit to the Current Report on Form 8-K of the same date. This overstatement did not affect previously reported gross profit, operating income, net income (loss) or earnings (loss) per share for the affected periods. The Company's previously issued statements of operations for the year ended 2002, and nine months ended September 30, 2003, including their respective interim periods, should not be relied upon as to the revenues and costs of revenues reported in such statements as a result of these accounting errors. The Form 10-K for 2003 and the Form 10-K/A for 2002 restated the overstated amounts to correct the accounting error. Management, with oversight from the Audit Committee, analyzed and corrected the Company's internal financial reporting system.

OVERVIEW

     The Company, through its wholly-owned subsidiary, furnishes and installs HVAC systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $500,000. Some larger company projects involve multi-year contracts, which can account for more than 10% of the Company's revenue in any given year. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.

     The Company obtains projects through both competitive bidding and negotiated bidding processes submitted to project owners or construction managers, many of whom the Company has long standing commercial relationships.

     The Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans. This assistance reduces costs and yields the same results as the original designs.

     The Company's profitability is dependent on its ability to continue to maintain its commercial relationships and provide quality services necessary to obtain projects. The Company's costs of revenues include field labor, equipment, material, subcontractor and overhead costs. Overhead costs include project supervision and drafting salaries, as well as insurance costs. The Company must control costs of revenue by having the ability to manage material costs, purchase equipment at or below original estimated amounts and control labor costs throughout the duration of each project.

     For the year ended December 31, 2005, the Company's earnings increased as a result of (1) increased volume with primarily the same overhead structure as in the prior year, (2) the settlement of the Co-Op City litigation, and (3) the reversal of the deferred tax asset valuation allowance.

     (1) Even though the Company's revenues increased 103.1%, during 2005, the Company was not required to materially increase office overhead to support this increase in revenues. In addition, the Company does not anticipate a major increase in office overhead will be needed to complete the $82,200,000 backlog as of December 31, 2005.

     (2) On October 17, 2005, KSW Mechanical Services, Inc., a wholly-owned subsidiary of the Company, entered into a Stipulation of Settlement settling a lawsuit commenced in 1999, entitled KSW Mechanical Services, Inc. v. NAB Construction Corp. et. al. ("the Lawsuit"), which had been pending in the Supreme Court of the State of New York, County of Queens. KSW Mechanical Services, Inc. had sued the general contractor and its bonding company on the Co-Op City Project to recover its accounts receivable applicable to the base contract of approximately $437,000, unpaid final retainage billings of approximately $1,500,000, plus a claim for unanticipated costs incurred through 1998 in the sum, as presented at trial, of $2,303,727. The Defendant had asserted counterclaims, as presented at trial, totaling $1,440,905, and a claim for $3,000,000 based on the argument that KSW Mechanical's mechanic's lien was willfully overstated.

     The Lawsuit was tried for 47 days and further trial proceedings were scheduled. Pursuant to the Stipulation of Settlement, all claims and counterclaims were discontinued, and the Company will receive cash payments totaling $2,900,000, with $1,200,000 having been paid as of December 15, 2005, $850,000 payable on or before March 31, 2006, and $850,000 payable on or before September 30, 2006. During the quarter ended December 31, 2005, the Company recognized a pretax net gain, after settlement expenses, of approximately $888,000, related to this matter.

     (3) During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets establishing, as of January 1, 2002, a test whereby the fair value of goodwill is compared to its carrying value. Based upon this test, the goodwill of the Company was written-off during the first quarter of 2002. This write-off of goodwill created an increase in the deferred tax assets. At December 31, 2002, the Company provided a valuation allowance (or reserve) against its net deferred tax assets based upon the uncertainty regarding the ultimate realization (or use) in their entirety of these deferred tax assets. At December 31, 2004, the outstanding deferred tax asset valuation was $1,220,000. During the nine months ended September 30, 2005, the Company generated profits, which reduced this deferred tax valuation allowance by $461,000. Based upon the Company's current income and the Company's backlog as of September 30, 2005, management re-evaluated the likelihood that these assets could be used in their entirety, and concluded that the valuation allowance was not required. At September 30, 2005, the Company reversed the remaining deferred tax valuation allowance totaling approximately $759,000.

     The majority of the Company's contracts are awarded on a fixed-price basis. Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company's contract is awarded. The Company purchases most materials throughout the project on a price-in-effect basis. The Company includes allowances in its estimates for future escalations in steel prices. In order to minimize these future escalations, on March 28, 2005, the Company entered into an agreement with a supplier of steel piping materials whereby the Company committed to purchase a minimum of $1,400,000 of steel piping materials at fixed prices, over a fifteen month period commencing January 1, 2005. As of December 31, 2005, the Company made purchases under this agreement of approximately $1,200,000 and anticipates no problem in completing its obligation. The Company is in the process of seeking bids for a new provider of steel piping material since the current agreement expires March 31, 2006.

     During the year ended December 31, 2004, the Company took steps to further control its office cost management. These steps included reduction in office staff, as well as the Company's Chief Executive Officer reducing his salary by 20%, with a proportionate reduction in his work week. During the latter half of 2005, the Company's Chief Executive Officer resumed a five-day work week and also negotiated a new employment agreement.

     Management believes that the future success of the Company lies in its ability to obtain new projects, maintain proper cost controls related to this work, pursue new trade management contracts and continue controlling office expenditures. The Company is dependant on outside factors such as the general health of the New York City metropolitan area economy and continued low interest rates, both of which relate to the strength of the building industry and the type of projects the Company has the ability to obtain. Increasing governmental deficits could also affect the amount of new governmental financed projects which the Company would pursue. The Company must also continue to obtain surety bonds, when required on projects. The Company's management has experience in expanding into new geographic areas; however, to date the Company has conducted its operations primarily in the New York City metropolitan area.

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

     The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We discuss our significant accounting policies in Note 2 to the Company's consolidated financial statements, including those that do not require management to make difficult, subjective, or complex judgments or estimates.

     Accounting for revenue recognition for construction contracts
     -------------------------------------------------------------

     The Company recognizes revenue for long-term construction contacts not yet completed using the "percentage of completion" method, measured by the percentage of total costs incurred to date as compared to total estimated costs at the completion of each contract. When the Company bids on projects, a comprehensive budget is prepared dividing the project into line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As projects progress, the Company's project managers plan, schedule and oversee operations and review project costs compared to the estimates. Management reviews on a bi-weekly basis the progression of the contract with the project manager. An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts. The results of these procedures help determine the anticipated total costs at completion, based on facts and circumstances known at the time. Any revision in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes. The Company receives change orders for project scope changes. For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims. Such claims are not carried on the books until they are acknowledged by the owner or contractor.

     Accounting for income taxes
     ---------------------------

     Judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets, valuation allowances that might be required against the deferred tax assets, and liabilities. At December 31, 2002, the Company recorded a valuation allowance against its net deferred tax assets totaling $1,045,000. For the year ended December 31, 2003, the Company had net income, which utilized a portion of the deferred tax asset and reduced the deferred tax valuation allowance by $406,000. For the year ended December 31, 2004, the Company had a net loss, which increased the deferred tax asset and increased the deferred tax valuation allowance by $581,000. At December 31, 2004, the outstanding deferred tax asset valuation was $1,220,000. During the nine months ended September 30, 2005, the Company generated profits, which reduced this deferred tax valuation allowance by $461,000. As previously stated, during the third quarter of 2005, management re-evaluated the likelihood that the deferred tax assets could be realized in their entirety and concluded that the valuation allowance was not required. At September 30, 2005, the Company reversed the outstanding deferred tax valuation allowance, totaling approximately $759,000.

RESULTS OF OPERATIONS

     The following table, (dollar amounts in thousands), sets forth the amount of, and as a percentage of total revenues, certain items of the Company's statement of operations for the periods indicated:

                                                2005                     2004                        2003
                                                ----                     ----                        ----

                                        AMOUNT     PERCENT         AMOUNT     PERCENT        AMOUNT         PERCENT
                                      ----------  ----------     ----------  ----------    ----------     ----------

REVENUES..........................    $  53,378       100.0      $  26,281      100.0      $  35,002         100.0
COSTS OF REVENUES.................       46,897        87.9         24,139       91.8         31,148          89.0
                                      ----------  ----------     ----------  ----------    ----------     ----------
GROSS PROFIT......................        6,481        12.1          2,142        8.2          3,854          11.0
EXPENSES
     Selling, general and
     administrative expenses......        3,657         6.8          3,452       13.1          3,010           8.6
                                      ----------  ----------     ----------  ----------    ----------     ----------
OPERATING INCOME (LOSS)...........        2,824         5.3         (1,310)      (4.9)           844           2.4
OTHER INCOME (EXPENSES)...........           39          .1             52         .1            (59)          (.2)
                                      ----------  ----------     ----------  ----------    ----------     ----------
INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES........        2,863         5.4         (1,258)      (4.8)           785           2.2

PROVISION (BENEFIT) FOR
INCOME TAXES......................          152           3             22         .1            (30)          (.1)
                                      ----------  ----------     ----------  ----------    ----------     ----------
NET INCOME (LOSS).................    $   2,711         5.1      $  (1,280)      (4.9)     $     815           2.3
                                      ==========  ==========     ==========  ==========    ==========     ==========

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues
--------

     Revenues from the Company's projects increased $27,097,000, or 103.1%, to $53,378,000 for the year ended December 31, 2005, as compared to $26,281,000 for the year ended December 31, 2004. This increase in revenues was primarily a result of the Company's increased number of contracts in progress at December 31, 2004, as well as projects the Company obtained during 2005. Revenues for the fourth quarter of 2005 were $17,101,000, an increase of $10,224,000, as compared to $6,877,000 for the fourth quarter of 2004. The revenues in the fourth quarter of 2005 include approximately $963,000 related to the Company's settlement of the Co-Op City litigation. At December 31, 2005, the Company had backlog of approximately $82,200,000. Approximately $68,000,000 of the December 31, 2005 backlog is expected to be completed in the next fiscal year. The backlog at December 31, 2005 does not include a $9,000,000 contract which commencement is subject to the project's owner obtaining financing. The Company is actively seeking new projects to add to its backlog.

     During the year ended December 31, 2005, the Company earned 31%, 11%, 11%, 11% and 10% of revenues, respectively, from its largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues
-----------------

     Costs of revenues increased by $ 22,758,000 or 94.3% to $46,897,000 for the year ended December 31, 2005, as compared to $24,139,000 for the year ended December 31, 2004. Costs of revenues for the fourth quarter of 2005 were $14,407,000, an increase of $8,068,000, as compared to $6,339,000 for the fourth quarter of 2004. Costs of revenues include subcontractor cost, field labor, material, equipment and overhead expenses. Overhead costs include project supervision and drafting salaries, as well as insurance costs. The increases in costs of revenues correspond to the changes in revenue noted above, since higher revenues generally require higher expenditures of costs. During the fourth quarter of 2005, the Company incurred expenses related to the Co-Op City litigation settlement of approximately $75,000.

     During year ended December 31, 2004, costs of revenue were increased by the following factors which were not present in 2005: increased costs of steel piping products, revenues insufficient to absorb job-costed project supervision and drafting salaries, and increased labor costs incurred by the Company to retain experienced field labor personnel. These factors did not have the same impact in 2005, and management does not expect these conditions to have the same impact in the future. The Company has reduced pricing volatility on purchases of steel piping material by entering into an agreement to purchase these products at fixed prices. The Company is in the process of seeking bids for a new provider of steel piping material, since the current contract expires March 31, 2006. In addition, increased revenues and backlog have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and to more effectively utilize its experienced field labor personnel.

Gross Profit
------------

     For the year ended December 31, 2005, the Company had a gross profit of $6,481,000, or 12.1% of revenues, as compared to $2,142,000, or 8.2% of revenues, for the year ended December 31, 2004. In the fourth quarter of 2005, the gross profit was $2,694,000, or 15.8% of revenues, as compared to $538,000, or 7.8% of revenues, for the fourth quarter of 2004. The increased dollar amount in gross profits was primarily a result of the overall increase in revenues. In addition, during the 2005 fourth quarter, the gross profit includes an $888,000 gain on the settlement of the Co-Op City project claim litigation.

Selling, General and Administrative Expenses
--------------------------------------------

     For the year ended December 31, 2005, selling, general and administrative ("S,G&A") expenses increased $205,000, or 5.9%, to $3,657,000 compared to $3,452,000 for the year ended December 31, 2004. During the fourth quarter 2005, S,G&A expenses were $826,000 as compared to $566,000 for the same period in 2004, an increase of $260,000. For the above yearly and quarterly periods, the

Company's increase in S,G&A was primarily a result of the administration of increased revenues, including an increase in employment costs and office expenses. These increased costs include the Company's Chief Executive Officer resuming a five day work week, and the hiring of additional office staff. In addition, professional fees related to the Company's public filings with the Securities and Exchange Commission, as well as an increase in utility costs related to its office during 2005, contributed to this increase.

Other Income
------------

     Other income for the year ended December 31, 2005 decreased $13,000 or (25.0)% to $39,000, as compared to $52,000 for the year ended December 31, 2004. During the years ended December 31, 2005 and 2004, the Company realized gains on sales of marketable securities totaling $15,000 and $48,000, respectively. During the years ended December 31, 2005 and 2004, the Company earned net interest income of $24,000 and $4,000, respectively.

Provision (benefit) for Income Taxes
------------------------------------

     The income tax expense for the year ended December 31, 2005 was $152,000, or 5.3% of income before taxes compared to income tax expense of $22,000, or 1.7% of the loss before income taxes for in 2004.

     The provision for income taxes differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance. During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets establishing, as of January 1, 2002, a test whereby the fair value of goodwill is compared to its carrying value. Based upon this test, the goodwill of the Company was written-off during the first quarter of 2002. This write-off of goodwill created an increase in the deferred tax assets.

     At December 31, 2002, the Company provided a valuation allowance (or reserve) against its net deferred tax assets based upon the uncertainty regarding the ultimate realization (or use) in their entirety of these deferred tax assets. At December 31, 2004, the outstanding deferred tax asset valuation allowance was $1,220,000. During the nine months ended September 30, 2005, the Company generated profits which reduce this deferred tax valuation allowance by $461,000. Based upon the Company's backlog as of September 30, 2005, management reevaluated the likelihood that these assets could be used in their entirety, and concluded that the valuation allowance was not required. At September 30, 2005, the Company reversed the outstanding deferred tax valuation allowance totaling approximately $759,000.

     State and local tax rates are not affected by the above, but are determined by the Company's net worth.

      YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues
--------

     Revenues decreased $8,721,000, or (24.9)%, to $26,281,000 for the year ended December 31, 2004, as compared to $35,002,000 for the year ended December 31, 2003. These declines were primarily a result of a decreased number of projects available to bid due to market conditions. Revenue for the fourth quarter of 2004 was $6,877,000, a reduction of $3,335,000, as compared to $10,212,000 for the fourth quarter of 2003. Included in the fourth quarter of 2003 results were approximately $714,000 of reimbursements of costs incurred due to delays on two government contracts. Costs associated with these claims were incurred in previous quarters. At December 31, 2004, the Company had backlog of $36,000,000.

     During the year ended December 31, 2004, the Company earned 32%, 23% and 16% of its revenue, respectively, from its three largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.


Costs of revenues
-----------------

     Costs of revenues decreased by $7,009,000, or (22.5%), to $24,139,000 for the year ended December 31, 2004 compared to $31,148,000 for the year ended December 31, 2003. Costs of revenues as a percentage of revenues increased by 2.8% during the year ended December 31, 2004, as compared to the year ended December 31, 2003. Costs of revenues for the fourth quarter 2004 were $6,339,000, a reduction of $2,047,000 as compared to $8,386,000 for the fourth quarter of 2003. As previously mentioned, the change in costs of revenues during 2004, as compared to 2003, was attributed partially to the increased cost of steel piping products, reduced revenues limiting project supervision and drafting salaries from being job costed to multiple projects, as well as increased labor costs incurred by the Company to retain experienced field labor personnel.


Gross profit
------------

     For the year ended December 31, 2004, the Company had a gross profit of $2,142,000 or 8.2%, as compared to $3,854,000 or 11.0% for the year ended December 31, 2003. In the fourth quarter of 2004, the gross profit was $538,000 or 7.8% as compared to $1,826,000 or 17.9% for the same period in 2003. The decline in gross profit for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily a result of the overall decline in revenues as well as the effect of price increases of steel piping materials and increased labor costs to retain experienced labor.

     The decline in the fourth quarter ended December 31, 2004, as compared to the same period in 2003, was attributed to the overall decline in revenues, and the 2003 fourth quarter results included claim revenue of approximately $714,000.

Selling, general and administrative expenses
--------------------------------------------

     For the year ended December 31, 2004, selling, general and administrative ("S,G&A") expenses increased $442,000 or 14.7% to $3,452,000 from $3,010,000 for the year ended December 31, 2003. During the fourth quarter ended December 31, 2004, S,G&A expenses were $566,000 as compared to $998,000 for the same period in 2003, a decrease of $432,000. For the yearly and quarterly periods above, these changes were primarily a result of the job costing of overhead costs to trade management contracts and the reduction in office overhead. A legal settlement during the first quarter of 2003 affected only the yearly comparisons.

     As previously discussed, during the year ended December 31, 2004, the Company took additional steps to reduce its S,G & A expenses by eliminating certain office positions. In addition, the Company's Chief Executive Officer reduced his salary by 20% with a proportionate reduction in his work week. These cost savings did not become fully recognized until the fourth quarter of 2004 due to severance costs incurred during the third quarter of 2004. During the second half of 2004, the Company started the trade management contract at the Weill Cornell Ambulatory Care Building, a contract of approximately $17.7 million. On trade management projects, certain administration costs are job costed instead of being carried in S,G&A costs. The above factors contributed to the decrease in S,G&A expenses during the fourth quarter of 2004, as compared to the same period in 2003.

     During 2003, legal costs were approximately $570,000, which related to a lawsuit with Stroock & Stroock & Lavan, LLP ("Stroock"), as well as the litigation with NAB Construction Corp. regarding the Co-Op City project. During the year ended December 31, 2003, the Company reached a settlement related to its legal action against Stroock, whereby Stroock paid the Company approximately $850,000, and dismissed its counterclaim for payment of legal fees. This settlement reduced S,G&A expenses during the first quarter of 2003. During the fourth quarter of 2003, S,G&A expenses were also higher due to the Company substantially completing all of its trade management contracts.

Other income (expenses)
-----------------------

     Other income for the year ended December 31, 2004 was $52,000 as compared to other expenses of $59,000 for the year ended December 31, 2003. For the year ended December 31, 2004, the Company realized gains on sales of marketable securities totaling $48,000 as compared to realized losses on sales of marketable securities of $30,000 for the same period in 2003. The remaining other expense during 2003 was attributed to the Company incurring interest charges related to the utilization of its line of credit. During 2004, the Company earned interest income of $4,000.

Provision (benefit) for income tax
----------------------------------

     The income tax expense for the year ended December 31, 2004 was $22,000, or 1.7% of the net loss compared to an income tax benefit for the year ended December 31, 2003 of $30,000 or 3.8% of the taxable income. During 2004, net losses during the period resulted in a $581,000 increase in the valuation allowance against the Company's deferred tax asset. During 2003, the Company utilized $406,000 of the deferred tax asset valuation allowance. Without these provisions, income tax expense as a percentage of taxable income would have been approximately 50%.

Net income (loss)
-----------------

     As a result of all of the items mentioned above, the Company generated a net loss of $1,280,000 in 2004, as compared to net income of $815,000 in 2003.


LIQUIDITY AND CAPITAL RESOURCES

General
-------

     The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. The Company has not relied on bank borrowings to finance its operations since July 2003. On March 28, 2005, the Company obtained a line of credit, which is subject to certain conditions. See discussion of Credit Facility below.

     As of December 31, 2005, cash balances totaled $5,199,000, a $2,239,000 increase from the $2,960,000 reported as of December 31, 2004.


Cash provided by (used in) operations
-------------------------------------

     Net cash provided by operating activities was $2,325,000 in 2005 and $1,043,000 in 2003. Net cash used in operating activities was $168,000 in 2004. The cash provided by operations in both 2005 and 2003 was primarily due to increases in operating income. During 2004, the cash used in operations was primarily the result of losses incurred during the period that were partially offset by receivables collected in excess of cash payments made.

Cash used in investing activities
---------------------------------

     Net cash used in investing activities was $86,000 in 2005, $28,000 in 2004 and $16,000 in 2003. The Company purchased marketable securities of $163,000, $685,000 and $513,000 during 2005, 2004 and 2003, respectively. The Company received proceeds on the sale of marketable securities of $153,000, $676,000 and $506,000 during 2005, 2004 and 2003, respectively. In addition, the Company purchased property and equipment totaling $76,000, $19,000 and $9,000 during 2005, 2004 and 2003, respectively.

Cash used in financing activities
---------------------------------

     During 2005 and 2004, no cash was provided by or used in financing activities. Net cash used in financing activities was $387,000 in 2003, due to the Company repaying its line of credit.

Credit Facility
---------------

     On March 28, 2005, the Company obtained a line of credit facility from Fleet National Bank, a Bank of America Company, which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

     The amount of advances available was subject to certain profitability and net worth requirements. The Company has met all of the prerequisite profit and net worth requirements and may borrow against the full amount of the line. There were no borrowings against this facility during 2005.

     On March 14, 2006, the Company's bank extended the working capital credit facility for a one year term expiring April 2007.

     Advances bear interest at the bank's prime lending rate plus one percent per annum.

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

Surety
------

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

     The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At December 31, 2005, the Company's bonded backlog was approximately $14,700,000.

     During the second quarter of 2005, the Company's former surety advised that it was winding down its operations and after a transition period, it would no longer be writing surety bonds. This withdrawal from the market did not affect currently bonded jobs.

     During the fourth quarter of 2005, the Company entered into a new surety relationship with Chubb Group of Insurance Companies to provide surety bonds on the Company's projects. The surety has provided the Company with a $90,000,000 work program, subject to adjustments for trade management contracts and non-bonded contracts.

CONTRACTUAL OBLIGATIONS

     As of December 31, 2005, outstanding contractual obligations are as follows:

                                                         PAYMENTS DUE BY PERIOD
                                                         ----------------------

   CONTRACTUAL                                    LESS THAN 1                                               AFTER
   OBLIGATIONS                      TOTAL             YEAR              4-5 YEARS         1-3 YEARS        5 YEARS
   -----------                      -----             ----              ---------         ---------        -------
Long- term debt                $       -         $      -                $    -          $     -           $   -

Capital leases
                                       -                -                     -                -               -
Operating leases (a)                685,000          191,000               494,000             -               -

Purchase obligations under
construction contracts (b)          200,000          200,000                  -                -               -

Other long-term obligations           -                -                      -                -               -
                               -------------     ------------           ------------     -----------       ---------
Total                          $    885,000      $   391,000            $  494,000       $     -           $   -
                               =============     ============           ============     ===========       =========

(a) The Company is obligated to pay monthly rental payments of approximately $16,000 on its lease for office in Long Island City, New York. The Company has exercised its option to extend the lease for the period July 2006 through June 2009.

(b) On March 28, 2005, the Company entered into an agreement with a supplier of steel piping materials, whereby the Company has committed to purchase a minimum of $ 1,400,000 of steel piping materials over a fifteen month period, at fixed unit prices. As of December 31, 2005, the Company made purchases of approximately $1,200,000 under this agreement.

OFF -BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303 (a) (4) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not utilize futures, options or other derivative instruments. As of December 31, 2005, the Company has invested $774,000 in managed stock funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference from Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure required.


ITEM 9A. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2005, in that the Company did not issue current reports on Form 8-K in connection with two press releases which announced quarterly revenues and income. The Company has taken steps to correct this from happening in the future.

     Except as noted, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter ended December 31, 2005, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

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

         CODE OF ETHICS

     The Company has adopted a written Code of Business Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial and accounting officer, directors, officers and employees. Copies of the Company's Code of Ethics will be provided free of charge upon written request directed to the Company's Director of Investor Relations, at 37-16 23rd Street, Long Island City, New York 11101.

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

 3.2 Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13,
          1997).

10.7 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30,
          1999).

10.8 Settlement and Release, dated June 11, 2002, by and between KSW, Inc., Floyd Warkol, Burton Reyer, Robert Brussel and the Helionetics Official Committee of Unsecured Creditors (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on July 12,
          2002).

10.9+ 1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 0-27290), filed with the Commission on November 24, 1995).

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

--------------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.

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


10.17 Line of Credit Agreement letter, dated March 28, 2005, between KSW, Inc. and Fleet National Bank, a Bank of America Company together with forms of a Line of Credit Note, Rider to Line of Credit Note , a pledge security agreement and guaranty.

----------------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.

10.18+    Compensation Arrangements with Certain Executive Officers.

10.19+    Compensation of Non-Employee Directors

10.20 Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on September 12, 2005.

10.21 Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty.

11        Statement Regarding Computation of Net Earnings (Loss) Per Share.


21.1      List of Subsidiaries

23.1      Consent of Marden, Harrison & Kreuter, CPAs, P.C.

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

                                    KSW, INC.

                                    By: /s/ Floyd Warkol
                                        ----------------------------------------
                                        Floyd Warkol
                                        President, Chief Executive Officer,
                                        Secretary and Chairman of the Board of
                                        Directors (Principal Executive Officer)
                                        March 15, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Floyd Warkol
                                         ---------------------------------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 15, 2006



                                         /s/ Russell Molina
                                         ---------------------------------------
                                         Russell Molina
                                         Director
                                         March 15, 2006


                                         /s/ Stanley Kreitman
                                         ---------------------------------------
                                         Stanley Kreitman
                                         Director
                                         March 15, 2006

                                         /s/ Innis O'Rourke
                                         ---------------------------------------
                                         Innis O'Rourke
                                         Director
                                         March 15, 2006

                                         /s/ Warren O. Kogan
                                         ---------------------------------------
                                         Warren O. Kogan
                                         Director
                                         March 15, 2006


                                          /s/ John A. Cavanagh
                                          --------------------------------------
                                          John A. Cavanagh
                                          Director
                                          March 15, 2006


                                          /s/ Richard W. Lucas
                                          --------------------------------------
                                          Richard W. Lucas
                                          Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)
                                          March 15, 2006

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         ----

Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets                                              F-3-4

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Comprehensive Income (Loss)                    F-6

Consolidated Statements of Stockholders' Equity                           F-7

Consolidated Statements of Cash Flows                                    F-8-9

Notes to Consolidated Financial Statements                              F-10-34

Schedule II- Schedule of Valuation and Qualifying Accounts                F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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


Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter


White Plains, New York
February 9, 2006, except for Note 17,(A) and (B), as to which the dates are February 13, 2006 and March 1, 2006, and for Note 17(C) as to which the date is March 14, 2006.

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

                                                                                        2005                    2004
                                                                                      ---------              ---------
        A S S E T S

Current assets:
    Cash                                                                              $   5,199              $   2,960
    Marketable securities                                                                   774                    709
    Accounts receivable, net                                                             11,887                  4,211
    Retainage receivable                                                                  2,764                  1,988
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                480                    236
    Prepaid expenses and other receivables                                                  144                    204
                                                                                      ---------              ---------

                  Total current assets                                                   21,248                 10,308






Property and equipment, net                                                                 112                     98
Accounts receivable                                                                           -                  2,037
Deferred income taxes and other                                                           1,350                  1,470
                                                                                      ---------              ---------

        Total assets                                                                  $  22,710              $  13,913
                                                                                      =========              =========



                                   (continued)


                                                                                        2005                   2004
                                                                                      ---------              ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $   9,533              $   4,906
    Retainage payable                                                                     1,576                  1,021
    Accrued payroll and benefits                                                            542                    220
    Accrued expenses                                                                        206                    148
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                              1,335                    832
                                                                                      ---------              ---------

                  Total current liabilities                                              13,192                  7,127
                                                                                      ---------              ---------

Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock: $.01 par value, 1,000,000 shares authorized,
         no shares issued and outstanding                                                     -                      -
    Common stock:  $.01 par value, 25,000,000 shares authorized,
       5,470,311 shares issued and outstanding                                               54                     54
    Additional paid-in capital                                                            9,729                  9,729
    Accumulated deficit                                                                    (347)                (3,058)
    Accumulated other comprehensive income:
       Net unrealized holding gains on available for sale securities                         82                     61
                                                                                      ---------              ---------

                  Total stockholders' equity                                              9,518                  6,786
                                                                                      ---------              ---------

                  Total liabilities and stockholders' equity                          $  22,710              $  13,913
                                                                                      =========              =========









                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                   ------------------------------------------

                                                                        2005             2004             2003
                                                                    ------------     ------------      -----------
Revenues                                                            $     53,378     $     26,281      $    35,002

Costs of revenues                                                         46,897           24,139           31,148
                                                                    ------------     ------------      -----------

Gross profit                                                               6,481            2,142            3,854

Selling, general and administrative expenses                               3,657            3,452            3,010
                                                                    ------------     ------------      -----------

Operating income (loss)                                                    2,824           (1,310)             844
                                                                    ------------     ------------      -----------

Other income (expense):

Interest income (expense), net                                                24                4              (29)
Gain (loss) on sales of marketable securities                                 15               48              (30)
                                                                    ------------     ------------      -----------

Total other income (expenses)                                                 39               52              (59)
                                                                    ------------     ------------      -----------

Income (loss) before provision (benefit) for income
taxes                                                                      2,863           (1,258)             785

Provision (benefit) for income taxes                                         152               22              (30)
                                                                    ------------     ------------      -----------

Net income (loss)                                                   $      2,711     $     (1,280)     $       815
                                                                    ============     ============      ===========

Basic and diluted income (loss) per common share                    $        .50     $       (.24)     $       .15
                                                                    ============     ============      ===========

Weighted average common shares outstanding -

Basic                                                                  5,470,311        5,470,311        5,470,311

Diluted                                                                5,470,311        5,470,311        5,470,311









                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                ------------------------------------------------

                                                                       2005             2004              2003
                                                                 -------------     --------------   --------------
Net income (loss)                                                $       2,711     $       (1,280)  $          815
                                                                 -------------     --------------   --------------

Other comprehensive income (loss) before tax

   Net unrealized holding gains arising during                              55                 79              141
   the year
   Less: reclassification adjustment for (gains) losses
     included in net income (loss)                                         (15)               (48)              30
                                                                 -------------     --------------   --------------


   Other comprehensive income before tax                                    40                 31              171

Income tax related to items of other comprehensive income
     (loss)                                                                (19)               (14)             (79)
                                                                 -------------     --------------   --------------

Other comprehensive income, net of tax                                      21                 17               92
                                                                 -------------     --------------   --------------

Total comprehensive income (loss)                                $       2,732     $       (1,263)  $          907
                                                                 =============     ==============   ==============








                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

                                                                                                    ACCUMULATED
                                                                   ADDITIONAL                          OTHER
                                            COMMON STOCK            PAID-IN        ACCUMULATED      COMPREHENSIVE
                                         SHARES       AMOUNT        CAPITAL          DEFICIT        INCOME (LOSS)        TOTAL
                                         ------       ------        -------          -------        -------------        -----
Balances, December 31, 2002            5,470,311      $   54        $ 9,729         $ (2,593)          $   (48)         $  7,142
Net income                                                 -              -              815                 -               815
Net unrealized gains on available
  for sale securities                          -           -              -                -                92                92
                                       ---------      ------        -------         --------           -------          --------
Balances, December 31, 2003            5,470,311          54          9,729           (1,778)               44             8,049

Net loss                                       -           -              -           (1,280)                -            (1,280)
Net unrealized gains on available
 for sale securities                           -           -              -                -                17                17
                                       ---------      ------        -------         --------           -------          --------
Balances, December 31, 2004            5,470,311          54          9,729           (3,058)               61             6,786

Net income                                     -           -              -            2,711                 -             2,711
Net unrealized gains on available
  for sale securities                          -           -              -                -                21                21
                                       ---------      ------        -------         --------           -------          --------
Balances, December 31, 2005            5,470,311      $   54        $ 9,729         $   (347)          $    82          $  9,518
                                       =========      ======        =======         ========           =======          ========




                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                ------------------------------------------------


                                                                   2005                 2004               2003
                                                                  -------             --------           --------
Reconciliation of net income (loss) to net cash provided
    by (used in) operating activities:

      Net income (loss)                                           $ 2,711             $(1,280)          $      815

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

         Depreciation and amortization                                 62                  67                   95
         Deferred income taxes                                        101                 (14)                 (79)
         Realized (gains) losses on sales of
           marketable securities                                      (15)                (48)                  30

    Changes in assets (increase) decrease:
             Accounts receivable                                   (5,639)              1,992                  471
             Retainage receivable                                    (776)                171                  587
             Costs and estimated earnings in excess of
                billings on uncompleted contracts                    (244)                386                  (53)
             Prepaid expenses and other receivables                    60                 216                   26
             Other                                                      -                   -                    8

    Changes in liabilities increase (decrease):
             Accounts payable                                       4,627                 (72)              (2,097)
             Retainage payable                                        555                (120)                (176)
             Accrued payroll and benefits                             322                (257)                 230
             Accrued expenses                                          58                 (34)                  11
             Billings in excess of costs and estimated
                earnings on uncompleted contracts                     503              (1,175)               1,175
                                                                  -------            --------             --------

                     Net cash provided by (used in)
                     operating activities                           2,325                (168)               1,043
                                                                  -------            --------             --------

                                   (continued)


                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                          ----------------------------


                                                            2005                    2004                 2003
                                                        ------------            ------------         ------------

Cash flows from investing activities:
    Proceeds received on sales of marketable
       securities                                       $       153             $       676          $       506
    Purchases of marketable securities                         (163)                   (685)                (513)
    Purchase of property and equipment                          (76)                    (19)                  (9)
                                                        ------------            ------------         ------------

       Net cash used in investing activities                    (86)                    (28)                 (16)
                                                        ------------            ------------         ------------

Cash flows from financing activities:
   Repayment of loan payable                                      -                       -                 (387)
                                                        ------------            ------------         ------------


      Net cash used in financing activities                       -                       -                 (387)
                                                        ------------            ------------         ------------

      Net increase (decrease) in cash                         2,239                    (196)                 640

Cash, beginning of year                                       2,960                   3,156                2,516
                                                        ------------            ------------         ------------

Cash, end of year                                       $     5,199             $     2,960         $      3,156
                                                        ============            ============         ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

        Interest                                        $        13             $        15         $         38

        Income taxes                                    $        51             $        36         $         49

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (1)   PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

         The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, there were no cash equivalents.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

         (B)      REVENUE AND COST RECOGNITION - CONT'D

                  The Company has contracts that may extend over more than one year; therefore, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts, which require the revisions, become known.

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

                            KSW, INC. AND SUBSIDIARY

                   YEARS ENDED DECEMBER 31, 2005 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

                  The Company maintains its cash accounts at balances, which exceed federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2005, amounts in excess of federally insured limits totaled approximately $6,288.

                  Trade accounts and retainage receivables are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $ 7,760 and $4,022 at December 31, 2005 and 2004, respectively.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

          (G)     INCOME TAXES

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

         (H)      EARNINGS PER SHARE

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

         (I)      USE OF ESTIMATES

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

         (J)      STOCK OPTIONS

                  The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB No. 25 and as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess,

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                           ----------------------------

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


         (J)      STOCK OPTIONS - CONT'D

                  if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. The compensation cost is recognized over the vesting period of the options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148") Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The adoption of this pronouncement did not have a material effect on the financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

                  In December 2004, FASB issued Statement No. 123-R, "Share Based Payment" ("SFAS 123-R"), which is a revision of SFAS
                  123. SFAS 123-R superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related guidance. Generally the approach to accounting for share based payments in SFAS 123-R is similar to the approach described in SFAS 123; however, SFAS 123-R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for financial statements at both interim and annual periods beginning after January 1, 2006.

                  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally no compensation cost is recognized for employee stock options. Accordingly, the adoption of SFAS 123-R's fair value method will have an impact on future results of operations and financial position. SFAS 123-R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

         (K)      FINANCIAL INSTRUMENTS

                  The carrying value of marketable securities approximates their fair value as determined by market quotes. The carrying value of receivables and payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, approximates fair value.

         (L)      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In December, 2004, FASB issued Statement No. 123-R, "Share Based Payment" ("SFAS 123-R") which is a revision of SFAS 123. SFAS 123-R superseded APB Opinion N. 25, "Accounting for Stock Issued to Employees" and its related guidance. Generally the approach to accounting for share based payments in SFAS 123-R is similar to the approach described in SFAS 123; however, SFAS 123-R requires all share based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values (pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123-R is effective for financial statements at both interim and annual periods beginning after January 1, 2006. The adoption of SFAS 123-R is expected to have a material effect on the Company's consolidated results of operations and financial position.

                  FASB Interpretation No. 46 - Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003 which modified certain provisions of FIN 46. FIN 46R applied to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued, and as revised by the issuance of FIN 46R, did not have an impact on, or result in, additional disclosure in the Company's consolidated results of operations or financial position.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

    (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D


         (L)      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

                  In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - A Replacement of APB No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, SFAS 154 and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

   (3)   MARKETABLE SECURITIES

         The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2005 and 2004, is as follows:

                                                              Gross                Gross
                                                           Unrealized            Unrealized           Fair
                                                Cost      Holding Gains        Holding Losses         Value
                                                ----      -------------        --------------         -----
         December 31, 2005:
         Managed stock funds                   $ 621          $ 171                 $ (18)            $ 774
                                               =====          =====                 =====             =====

         December 31, 2004:
         Managed stock funds                   $ 597          $ 120                 $  (8)            $ 709
                                               =====          =====                 =====             =====

          At December 31, 2005 and 2004, gross unrealized holding losses on available for sale securities were $18 and $8, respectively. At December 31, 2005 and 2004, gross unrealized holding gains on available for sale securities were $171 and $120, respectively. The change in net unrealized holding gains is $21 and $17 for the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, available for sale securities were sold for total proceeds of approximately $153 and $676, respectively. The gross realized gains on these sales totaled approximately $15 and $48 for the years ended December 31, 2005 and 2004, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

     (4)  CONTRACTS RECEIVABLE

                                                                    2005                 2004
                                                                    ----                 ----
          Accounts receivable:
              Billed
                     Contracts in progress                        $  7,779             $  2,564

                     Completed contracts                             3,990                1,554

               Unbilled                                                318                  293
                                                                  --------             --------

                                                                    12,087                4,411

          Less:  Allowances for doubtful collections                   200                  200
                                                                  --------             --------

                                                                  $ 11,887             $  4,211
                                                                  ========             ========

          Retainage receivable                                    $  2,764             $  1,988
                                                                  ========             ========

          Accounts receivable - long term                         $      -             $  2,037
                                                                  ========             ========


          At December 31, 2005, retained contract receivables totaling $173 are not expected to be realized within one year.

   (5)   CONSTRUCTION CONTRACTS

         Information with respect to contracts in progress at December 31, 2005 and 2004 is as follows:

                                                                    2005                 2004
                                                                    ----                 ----
          Costs on uncompleted contracts                         $  25,385            $  11,080

          Estimated earnings thereon                                 3,472                1,539
                                                                 ---------            ---------

                                                                    28,857               12,619

          Less billings applicable thereto                          29,712               13,215
                                                                 ---------            ---------

                                                                 $    (855)           $    (596)
                                                                 =========            =========

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (5)   CONSTRUCTION CONTRACTS - CONT'D

         Included in the accompanying consolidated balance sheets under the following captions:

                                                                                   2005                 2004
                                                                                   ----                 ----
          Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                  $    480             $    236

          Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                    (1,335)                (832)
                                                                                 --------             --------

                                                                                 $   (855)            $   (596)
                                                                                 ========             ========

   (6)   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2005 and 2004 consists of the following:
                                                                                   2005                 2004
                                                                                   ----                 ----

          Machinery and equipment                                                $    481             $    456
          Furniture and fixtures                                                      769                  718
          Leasehold improvements                                                      831                  831
                                                                                 --------             --------
                                                                                    2,081                2,005

          Less accumulated depreciation and amortization                            1,969                1,907
                                                                                 --------             --------
                                                                                 $    112             $     98
                                                                                 ========             ========

         Depreciation and amortization expense relating to property and equipment was approximately $62, $67 and $95 for the years ended December 31, 2005, 2004 and 2003, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (7)   INCOME TAXES

         For the years ended December 31, 2005, 2004 and 2003, components of provision (benefit) for income taxes are as follows:

                                                     2005               2004               2003
                                                     ----               ----               ----
          Current
               Federal                             $      -           $      -           $      -
               State and local                           51                 36                 49
                                                   --------           --------           --------
                                                         51                 36                 49
                                                   --------           --------           --------
          Deferred
               Federal                                   60                 (8)               (48)
               State and local                           41                 (6)               (31)
                                                   --------           --------          ---------
                                                        101                (14)               (79)
                                                   --------           --------          ---------
                            Total                  $    152           $     22          $     (30)
                                                   ========           ========          =========

         At December 31, 2002, the Company provided a valuation allowance against its net deferred tax assets of $1,045 based upon an uncertainty regarding the ultimate realization of these deferred tax assets in their entirety. The majority of the 2002 increase in the deferred tax asset before the valuation allowance is attributable to the write-off of goodwill as a result of implementation of SFAS-142. During the year ended December 31, 2003, the deferred tax valuation allowance decreased $406. During the year ended December 31, 2004, the deferred tax valuation allowance increased $581. At December 31, 2004, the outstanding deferred tax asset valuation allowance was $1,220. During the nine months ended September 30, 2005, the Company generated profits, which reduced this deferred tax valuation allowance by $461. At September 30, 2005, the Company reversed the outstanding deferred tax valuation allowance totaling $759 after the Company's management re-evaluated the likelihood that these assets could be used in their entirety and concluded that the valuation allowance was not required.

         A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:

                                                                       2005         2004         2003
                                                                       ----         ----         ----
          Computed tax at the federal statutory rate of 34%          $   974       $ (428)     $  267
          State and local taxes, net of federal benefit                  347         (152)         95
          Valuation allowance                                         (1,220)         581        (406)
          Other items, net                                                51           21          14
                                                                     -------       ------      ------
          Provision (benefit) for income taxes                       $   152       $   22      $  (30)
                                                                     =======       ======      ======

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (7)   INCOME TAXES - CONT'D

         The details of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                                                                        2005              2004
                                                                        ----              ----
          Deferred income tax assets:

                Net operating loss carry forwards                    $       362       $     1,497
                Amortization of goodwill                                     621               772
                Property and equipment                                       236               244
                Allowance for doubtful accounts                               92                92
                 Other tax carryforwards                                     109               136
                                                                     -----------       -----------
          Total deferred income tax assets                                 1,420             2,741
                                                                     -----------       -----------

          Deferred income tax liabilities:
                Unrealized gains on marketable securities                     71                52
                                                                     -----------       -----------
                                                                              71                52
                                                                     -----------       -----------
                Net deferred income tax assets before valuation
                allowance                                                  1,349             2,689
                Valuation allowance                                            -            (1,220)
                                                                     -----------       -----------
                Deferred income tax assets, net                      $     1,349       $     1,469
                                                                     ===========       ===========

         At December 31, 2005, the Company has net operating loss carry forwards remaining of approximately $1,500, expiring through December 31, 2025. At December 31, 2005 and 2004, the net deferred tax asset is included in long-term assets in the accompanying balance sheets.

   (8)   ACCUMULATED OTHER COMPREHENSIVE INCOME

         At December 31, 2005 and 2004, accumulated other comprehensive income, which consists of net unrealized holding gains on available for sale securities, is as follows:

                                                          2005          2004
                                                          ----          ----

                  Beginning balance                       $ 61          $ 44
                  Current period change                     21            17
                                                          ----          ----
                  Ending balance                          $ 82          $ 61
                                                          ====          ====

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

    (9)  COMMITMENTS AND CONTINGENCIES

         (A)      PERFORMANCE AND PAYMENT BONDS

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

         (B)      OPERATING LEASE

                  The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2005 as follows:

                                 YEAR ENDING
                                 DECEMBER 31,

                                     2006               $     191
                                     2007                     195
                                     2008                     199
                                     2009                     100
                                                        ---------
                                                        $     685
                                                        =========

                  Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $16. The Company has exercised the first five-year option, that extended the lease term through June 2004. The Company has exercised two options, each for a period of one year for the periods July 2004 through June 2005 and July 2005 through June 2006. The Company also exercised a three-year option that extended the lease through 2009.

                  Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $185, $185, and $180, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

    (9)  COMMITMENTS AND CONTINGENCIES - CONT'D

         (C)      OPERATING LEASE- RELATED PARTY


                  The Company had an operating lease with a related entity controlled by its Chief Executive Officer for rental of office, shop and warehouse space, which expired on December 31, 2002. The Company is renting this space on a month-to-month basis at approximately $8.5 per month.

                  Rent expense, for the years ended December 31, 2005, 2004 and 2003, amounted to $103 to a related entity controlled by the Chief Executive Officer in each year.

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

         (E)      LEGAL

                    a. Co-op City. On October 17, 2005, a wholly-owned subsidiary the Company entered into a Stipulation of Settlement settling a lawsuit commenced in 1999, entitled KSW Mechanical Services, Inc. v. NAB Construction Corp., et. al. ("the Lawsuit"), which had been pending in the Supreme Court of the State of New York, County of Queens. The Company sued the general contractor and its bonding company on the Co-Op City Project to recover its accounts receivable applicable to the base contract of approximately $437, unpaid final retainage billings of approximately $1,500, plus a claim for unanticipated costs incurred through 1998 in the sum, as presented at trail, of $2,304. The defendant asserted counterclaims, as presented at trial, totaling $1,441, and a claim for $3,000 based on the argument that the Company's mechanic's lien was willfully overstated.

                              The Lawsuit was tried for 47 days and further trial proceedings were scheduled. Pursuant to the Stipulation of Settlement, all claims and counterclaims were discontinued and the Company will receive cash payments totaling $2,900 with $1,200 having been paid as of December 15, 2005,

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

    (9)  COMMITMENTS AND CONTINGENCIES - CONT'D

         (E)      LEGAL - CONT'D

                              $850 payable on or before March 31, 2006, and $850 payable on or before September 30, 2006.

                              During the quarter ended December 31, 2005, the Company recognized a pretax gain, after settlement expenses, of approximately $888 related to the settlement of the lawsuit.

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

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (9)   COMMITMENTS AND CONTINGENCIES - CONT'D

          (F)     EMPLOYMENT AGREEMENT

                  The Company's Chief Executive Officer has a written employment agreement, which expires on December 31, 2007. This agreement provides a base annual compensation of $450 based on a five-day work week, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur. His estate is entitled to two months pay in the event of his death. In addition, for the period January 1, 2006 through December 31, 2007, he will receive a bonus equal to 9.5% of the Company's annual operating profits before taxes, which are in excess of $250.

         (G)      PURCHASE OBLIGATION

                  On March 28, 2005, the Company entered into an agreement with a supplier of steel piping materials, whereby the Company has committed to purchase minimum amounts of piping products used in its normal operation for a period of 15 months commencing January 1, 2005. The total minimum purchase obligation under this agreement is $1,400. During the year ended December 31, 2005, the Company's total purchases under this agreement were approximately $1,200.

   (10)  CREDIT FACILITY

                  On March 28, 2005, the Company obtained a line of credit facility from Fleet National Bank, a Bank of America Company, which provides borrowings for working capital purposes up to $2,000. This facility expires on April 1, 2006, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

                  The amount of advances available was subject to certain profitability and net worth requirements. The Company has met all of the prerequisite profit and net worth requirements and may borrow against the full amount of the line. There were no borrowings against this facility during 2005.

                  Advances bear interest at the bank's prime lending rate plus three-quarters of one percent per annum.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (11)  CONCENTRATION RISKS

         (A)      LABOR CONCENTRATIONS

                  The Company's direct labor is supplied primarily by one union through a collective bargaining agreement, which expires in June 2008. Although the Company's past experience was favorable with respect to resolving conflicting demands with unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

         (B)      CONTRACT REVENUE/SIGNIFICANT CUSTOMERS

                  Revenues from the Company's largest customers were approximately 31%, 11%, 11%, 11% and 10% of its contract revenue in 2005, 32%, 23% and 16% of its contract revenue in 2004, 43%, 27% and 13% of its contract revenue in 2003, respectively.

   (12)  RETIREMENT PLANS

         (A)      PROFIT-SHARING/401(K) PLAN

                  The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $70, $60 and $61 as a 25% matching contribution for the years ended December 31, 2005, 2004 and 2003, respectively.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (12)  RETIREMENT PLANS - CONT'D

          (B)     MULTIEMPLOYER PENSION PLANS

                  Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The Company has expensed approximately $ 1,207, $972 and $1,315 for the years ended December 31, 2005, 2004 and 2003, respectively, related to multi-employer pension plans for its union employees.

    (13) STOCKHOLDERS' EQUITY

         (A)      STOCK OPTION PLAN

                  The Board of Directors of the Company adopted the 1995 Stock Option Plan ("the Plan"). The Plan enabled the Company to make incentive-based compensation awards to its employees, officers, directors and consultants. A total of 750,000 shares were authorized for issuance under the Plan. Options to purchase 620,000 shares of common stock at $1.50 per share were issued during December 1995 (of which 535,000 shares were issued to officers and directors of the Company and its subsidiary). The Plan requires that the exercise price of options be set at not less than the fair market value of the common stock on the date of grant pursuant to the requirements of APB Opinion No. 25.

                  In the case of the initial options, the price of $1.50 was determined to be in excess of the fair market value in light of the contingencies facing the Company prior to completion of this distribution. Options awarded vest one-third on each anniversary of the date of grant and are fully vested three years after grant and expire ten years from the date of the grant. Additional credit towards vesting is given in the event of death (six months) or disability (three months). Any shares that are subject to an award, but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (13) STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

                  purchase price of any option may be used again for awards under the Plan. The Plan provides that no shares may be issued to officers or directors in excess of the 750,000 shares originally planned to be authorized unless the Company's stockholders approve an increase in the number of shares that may be used for that purpose. At the Company's annual meeting held on June 27, 1996, the stockholders approved an amendment to the plan to increase shares the total number of shares of common stock available for future options by 350,000 from 130,000 to 480,000 shares. Holders of shares issued pursuant to the Plan are entitled to registration of such shares annually, subject to restrictions in any underwriting agreement. In 1999, the Company issued a total of 55,000 stock options to three key employees and to a Director. At December 31, 1999, there were 641,667 granted options outstanding. In 2000, 1,667 options were exercised. No options were exercised under the plan in 2003, 2002 and 2001. During 2001, 18,333 options under the plan were canceled. There were no option cancellations in 2004 and 2002. From 2001 through 2004, no new options were granted. At December 31, 2002, there were 621,667 exercisable options outstanding. During 2003, 45,000 options under the plan were cancelled. At December 31, 2004 and 2003, there were 576,667 exercisable options outstanding all of which had an exercise price of $1.50 per share.

                  On August 8, 2005, the Board of Directors extended the expiration date of the 526,667 outstanding options to expire in December 2010, instead of in December 2005, and to increase the exercise price to $1.66. In addition, on August 8, 2005, the Company issued 80,000 options, at $1.66 per share, to an officer and three Directors. At December 31, 2005, the Company had 50,000 outstanding options at an exercise price of $1.50 and 606,667 outstanding options at an exercise price of $1.66.

                  At December 31, 2005, the outstanding options totaling 656,667 included 606,667 options that are classified as nonqualified stock options under the Internal Revenue Code of 1986, as amended. When a nonqualified stock option is exercised, the Company recognizes an expense for the difference between the market value of the stock on the exercised date and the price of the option.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (13) STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

Changes that occurred in options outstanding during 2005, 2004 and 2003 are summarized below:

                                                           2005                    2004                       2003
                                                          Fixed                   Fixed                      Fixed
                                             Option      Exercise     Option     Exercise     Option        Exercise
                                             Shares       Price       Shares      Price       Shares         Price
                                         -----------------------------------------------------------------------------
Outstanding at beginning of year             576,667      $1.50       576,667     $1.50       621,667        $ 1.50

Expired/ Canceled                               -                                             (45,000)

Granted - August 2005                         80,000       1.66          -                       -

Modified - August 2005                      (526,667)     (1.50)

Modified - August 2005                       526,667       1.66

Exercised                                       -                        -                       -
                                          -----------               ----------              ----------
Outstanding at end of year                   656,667      $1.65       576,667     $1.50       576,667       $ 1.50
                                          ===========               ==========              ==========

Exercisable at end of year                   576,667      $1.65       576,667     $1.50       576,667       $ 1.50


         The Company has not recorded compensation expense related to the outstanding stock options because the exercise price of the shares was equal to the market price at the date of the grant. SFAS 123, "Accounting for Stock Based Compensation - Transition and Disclosure", requires pro forma net income disclosures as if the fair value based method defined in SFAS No.123 has been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123 and amended by SFAS
         148. Had the Company determined compensation expense based on the fair value at the grant date for its stock options (using the Black-Scholes method) under SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below, in thousands except for per share data:

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

  (13)    STOCKHOLDERS' EQUITY - CONT'D.

          (A)     STOCK OPTION PLAN - CONT'D

                                                                      2005           2004         2003
                                                                      ----           ----         ----
                 Net income - as reported                           $  2,711       $(1,280)     $    815
                 Stock option compensation, net of tax                  (194)             -            -
                                                                    --------       --------     --------
                 Net income - pro forma                             $  2,517       $(1,280)     $    815
                                                                    ========       ========     ========

                 Basic net income per share:

                 As reported                                           $ .50         $(.24)        $ .15
                 Pro forma                                             $ .50         $(.24)        $ .15

                 Diluted net income per share:
                 As reported                                           $ .46         $(.24)        $ .15
                 Pro forma                                             $ .46         $(.24)        $ .15

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 80,000 grants in 2005: dividend yield of 0%; expected volatility of 64.12%; risk-free interest rate of 4.69%; and expected lives of five years. For the 526,667 options that were modified, an expected life of 2.5 years was used.

                  The following table summarizes information about stock options outstanding at December 31, 2005:

                                                                 Remaining
                      Exercise Price          Shares          Contractual Life
                      --------------          ------          ----------------

                           $1.50              50,000             3.8 years
                           $1.66             526,667             4.9 years
                           $1.66              80,000             9.6 years

         (B)      PREFERRED STOCK

                  The Company is authorized to issue 1,000,000 shares of preferred stock. As of December 31, 2005, no shares of preferred stock have been issued by the Company.

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

   (14)  BACKLOG

         At December 31, 2005, the Company had a backlog of approximately $82,200. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on work which has not commenced.

   (15)  RESTATEMENT

         The Company's management identified and determined that reported revenues and costs of revenue during the nine months ended September 30, 2003 were overstated as a result of an accounting error attributable to the failure to eliminate intra-company accounts. Management has analyzed and corrected the Company's internal financial reporting system. The following is a summary by quarter of this restatement:

                                                                              AS PREVIOUSLY            AS
          QUARTERLY DATA                                                         REPORTED           RESTATED
          --------------                                                         --------           --------
          Three months ended March 31, 2003 (unaudited)
          Revenue                                                             $        8,078      $       6,141
          Costs of Revenues                                                            7,641              5,704
                                                                              --------------      -------------
          Gross Profit                                                        $          437      $         437
                                                                              ==============      =============
          Gross Profit %                                                                5.4%               7.1%
                                                                              ==============      =============

          Three months ended June 30, 2003 (unaudited)
          Revenue                                                             $       10,192      $       8,478
          Costs of Revenues                                                            9,610              7,896
                                                                              --------------      -------------
          Gross Profit                                                        $          582      $         582
                                                                              ==============      =============
          Gross Profit %                                                                5.7%               6.9%
                                                                              ==============      =============

          Three months ended September 30, 2003 (unaudited)
          Revenue                                                             $       11,000      $      10,171
          Costs of Revenues                                                            9,991              9,162
                                                                              --------------      -------------
          Gross Profit                                                        $        1,009       $      1,009
                                                                              ==============       =============
          Gross Profit %                                                                9.2%                9.9%
                                                                              ==============       =============

                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

    (16)  SELECTED QUARTERLY DATA (UNAUDITED)

                  The following is unaudited selected quarterly data for the years ended December 31, 2005 and 2004:

                                                                      Year ended December 31, 2005
                                                                      ----------------------------
                                               First           Second            Third           Fourth
                                               quarter         Quarter          Quarter          quarter          Total
                                               -------         -------          -------          -------          -----
Revenues                                      $   9,876       $  11,552        $  14,849        $  17,101       $  53,378
Gross profit                                  $   1,143       $   1,128        $   1,516        $   2,694       $   6,481
Net income                                    $     155       $     298        $   1,262        $     996       $   2,711

Per share of common stock earnings
Basic                                         $     .03       $     .05        $     .23        $     .19       $     .50
Diluted                                       $     .03       $     .05        $     .23        $     .19       $     .50

Dividends                                     $       -       $       -        $       -        $       -       $       -

Stock prices:
High                                          $     .75       $    1.80        $    2.30        $    3.10
Low                                           $     .40       $     .66        $    1.60        $    2.06


                                                                      Year ended December 31, 2004
                                                                      ----------------------------
                                               First           Second            Third           Fourth
                                               quarter         Quarter          Quarter          quarter          Total
                                               -------         -------          -------          -------          -----

Revenues                                      $   6,431       $   6,407        $   6,566        $   6,877       $  26,281
Gross profit                                  $     507       $     905        $     192        $     538       $   2,142
Net income (loss)                             $    (644)      $     (51)       $    (596)       $      11       $  (1,280)

Per share of common stock earnings (losses):
Basic                                         $    (.12)      $    (.01)       $    (.11)       $       -       $    (.24)
Diluted                                       $    (.12)      $    (.01)       $    (.11)       $       -       $    (.24)

Dividends                                     $       -       $       -        $       -        $       -       $       -

Stock prices:
High                                          $    1.01       $    1.05        $     .80        $     .75
Low                                           $     .62       $     .65        $     .62        $     .40


                            KSW, INC. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(17)     SUBSEQUENT EVENTS

         (A)      EXERCISE OF OPTIONS

                  On February 13, 2006 and March 1, 2006, a former director and executive of the Company exercised stock options totaling 150,000 and 20,000, respectively. These options were nonqualified stock options, which the Company recognized an expense for the difference between the market value of the stock on the exercise date and the price of the option. This transaction creates an increase in stockholders' equity for the cash proceeds from the exercise of the options and the increase in the deferred taxes asset associated with the expense recorded. This deferred tax asset can be utilized to offset profits the Company may have in the future. The following is a summary of these transactions:

                  February 13, 2006 Transaction
                  -----------------------------

                  Number of options exercised                                   150,000

                  Market value of options on exercise date                      $3.50 per share

                  Market value of options on exercisable date                   $  525

                  Exercise price of options                                     $1.66 per share

                  Proceeds from the exercise of options                         $  249

                  Per share difference between market value
                     of stock ($3.50) and the exercise price ($1.66)            $1.84 per share

                  Expense to be recorded related to this transaction            $  276
                  Tax benefit                                                     (127)
                                                                                ------
                  Expense, net of tax                                           $  149
                                                                                ======

                  Increase in stockholders' equity after transaction            $  376
                                                                                ======

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(17)     SUBSEQUENT EVENTS - CONT'D

         (A)      EXERCISE OF OPTIONS - CONT'D

                  March 1, 2006 Transaction
                  -------------------------

                  Number of options exercised                                   20,000

                  Market value of options on exercise date                      $3.85 per share

                  Market value of options on exercisable date                   $  77

                  Exercise price of options                                     $1.66 per share

                  Proceeds from the exercise of options                         $  33

                  Per share difference between market value
                  of stock ($3.85) and the exercise price ($1.66)               $2.19 per share

                  Expense to be recorded related to this transaction            $  44
                  Tax benefit                                                     (20)
                                                                                -----
                  Expense, net of tax                                           $  24
                                                                                =====

                  Increase in stockholders' equity after transaction            $  53
                                                                                =====

         (B)      PERSONAL TRADING PLAN

                  On March 1, 2006, the Company's Chairman of the Board and Chief Executive Officer, adopted a personal trading plan, in compliance with Securities Exchange Act Rule 10b5-1, to exercise stock options granted in 1995 under the Company's Employee Stock Option Plan, and to sell a limited number of shares over a period of two years. Under the terms of the plan, he may exercise up to 200,000 options, and sell up to a total of 400,000 shares.

                  This selling program, which will be managed by Morgan Stanley, is based on the Securities and Exchange Commission's Rule 10b5-1, which protects company executives from possible claims of insider trading by permitting executives to buy or sell a predetermined amount of their company's shares, as set forth in a planned acquisition or divestiture program which was adopted when the insider did not possess any material non-public information.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                          ----------------------------

(17)     SUBSEQUENT EVENTS - CONT'D

          (C)     CREDIT FACILITY

                  On March 14, 2006, the Company extended the working capital credit facility with Bank of America, N.A for a one year term expiring April 2007.

                                                                   SCHEDULE II

                                    KSW, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                      000'S

                                                      Balance at      Charged to       Charged to                      Balance
                                                      Beginning       costs and          other                          at end
                                                      of period        expenses         accounts       Deductions     of period
                                                      ---------        --------         --------       ----------     ---------
Description
-----------

Year ended December 31, 2005
allowance for doubtful accounts and returns             $  200         $--------        $-------        $-------        $  200
                                                        ======         =========        ========        ========        ======


Year ended December 31, 2004
allowance for doubtful accounts and returns             $  200         $--------        $-------        $-------        $  200
                                                        ======         =========        ========        ========        ======

Year ended December 31, 2003
allowance for doubtful accounts and returns             $  200         $--------        $-------        $-------        $  200
                                                        ======         =========        ========        ========        ======





Year ended December 31, 2005
deferred income tax valuation                           $1,220          $-------        $-------          $1,220       $------
                                                        ======          ========        ========          ======       =======


Year ended December 31, 2004
deferred income tax valuation                             $639              $581        $-------        $-------       $ 1,220
                                                          ====              ====        ========        ========       =======

Year ended December 31, 2003
deferred income tax valuation                           $1,045           $------        $-------            $406          $639
                                                        ======           =======        ========            ====          ====


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

 10.7 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 0-27290), filed with the Commission on March 30, 1999).

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


 10.17 Line of Credit Agreement letter, dated March 28, 2005, between KSW, Inc. and Fleet National Bank, a Bank of America Company together with forms of a Line of Credit Note, Rider to Line of Credit Note , a pledge security agreement and guaranty.

 10.18         Compensation Arrangements with Certain Executive Officers.

 10.19         Compensation of Non-Employee Directors

 10.20 Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (Commission File No. 0-27290), filed with the Commission on September 12, 2005.

 10.21 Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty.

 11            Statement Regarding Computation of Net Earnings (Loss) Per Share.

 21.1          List of Subsidiaries

 23.1          Consent of Marden, Harrison & Kreuter, CPAs, P.C.

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