Form 10-Q
period 2006-03-31
KSW INC
filed 2006-05-12
CIK 1004125

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                         Commission File Number 0001-32865

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

Large Accelerated Filer / /   Accelerated Filer / /   Non-Accelerated Filer /X/

         Indicate by check mark whether the  Registrant  is a shell  company (as defined in Rule 12b-2 of Exchange Act). Yes / / No /X/

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding at
                  Class                                       May 12, 2006
                  -----                                       ------------
         Common stock, $.01 par value                          5,685,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS
                                                                        Page No.
--------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets -
            March 31, 2006 and December 31, 2005                           3

            Consolidated Statements of Income -
            Three months ended March 31, 2006 and 2005                     4

            Consolidated Statements of Comprehensive Income -
            Three months ended March 31, 2006 and 2005                     5

            Consolidated Statement of Stockholders' Equity -
            Three months ended March 31, 2006                              6

            Consolidated Statements of Cash Flows
            Three months ended March 31, 2006 and 2005                     7

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 13

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                   18

Item 4.     Controls and Procedures                                       19

--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1      Legal Proceedings                                             19
Item 1A     Risk Factors                                                  19
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds   19
Item 3      Defaults Upon Senior Securities                               19
Item 4      Submission of Matters to a Vote of Security Holders           19
Item 5      Other Information                                             19
Item 6      Exhibits                                                      19

--------------------------------------------------------------------------------
SIGNATURE                                                                 21
INDEX TO EXHIBITS                                                         22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              March 31, 2006      December 31, 2005
                                                              --------------      -----------------
ASSETS                                                         (unaudited)
------
Current assets:
   Cash                                                         $  6,724              $  5,199
   Marketable securities                                             813                   774
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     3/31/06 and 12/31/05                                         12,568                11,887
   Retainage receivable                                            3,500                 2,764
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                               667                   480
   Prepaid expenses and other receivables                             22                   144
                                                                --------              --------
      Total current assets                                        24,294                21,248

Property and equipment, net of accumulated
   depreciation and amortization of $1,921 and $1,969
   at 3/31/06 and 12/31/05, respectively                             122                   112

Deferred income taxes and other                                    1,074                 1,350
                                                                --------              --------
   Total assets                                                 $ 25,490              $ 22,710
                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                             $  9,363              $  9,533
   Retainage payable                                               1,805                 1,576
   Accrued payroll and benefits                                      731                   542
   Accrued expenses                                                  128                   206
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                              2,888                 1,335
                                                                --------              --------
        Total current liabilities                                 14,915                13,192
                                                                --------              --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                  --                    --
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,665,311 and 5,470,311 shares issued
     and outstanding at 3/31/06 and 12/31/05, respectively            56                    54
   Additional paid-in capital                                     10,419                 9,729
   Accumulated deficit                                                (1)                 (347)
   Accumulated other comprehensive income
      Net unrealized holding gains on available
        for sale securities                                          101                    82
                                                                --------              --------
       Total stockholders' equity                                 10,575                 9,518
                                                                --------              --------
   Total liabilities and stockholders' equity                   $ 25,490              $ 22,710
                                                                ========              ========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                         Three Months           Three Months
                                     Ended March 31, 2006   Ended March 31, 2005
                                     --------------------   --------------------

Revenues                                 $   15,761              $    9,876
Cost of revenues                             13,656                   8,733
                                         ----------              ----------

 Gross profit                                 2,105                   1,143

Selling, general and administrative
   expenses                                   1,480(1)                  977
                                         ----------              ----------

  Operating income                              625                     166
                                         ----------              ----------

Other income :
Interest income, net                             41                       7
Gain on sales of marketable
   securities                                  --                        11
                                         ----------              ----------

 Total other income                              41                      18
                                         ----------              ----------

 Income before provision for income
   taxes                                        666                     184

Provision for income taxes                      320                      29
                                         ----------              ----------

Net income                               $      346              $      155
                                         ==========              ==========

Income per common share:
Basic                                    $      .06              $      .03

Diluted                                  $      .06              $      .03

Weighted average common
shares outstanding:
  Basic                                   5,556,561             5,470,311

  Diluted                                 5,691,855             5,470,311

(1)  During  the  three  months  ended  March  31,  2006,  selling  and  general administrative  expenses include stock compensation expenses of $368, related to the exercise of stock options and the adoption of the new accounting  standards,
SFAS 123-R.

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                           Three Months         Three Months
                                     Ended March 31, 2006   Ended March 31, 2005
                                     --------------------   --------------------

Net income                                  $ 346                  $ 155
                                            -----                  -----

Other comprehensive income
     (loss) before tax:

Unrealized holding gains
     (losses) arising during the
     period                                    35                    (28)

 Less: reclassification adjustment
     for gains included in net
     income                                     -                    (11)
                                            -----                  -----

Other comprehensive income
     (loss) before tax (expense)
     benefit                                   35                    (39)

Income tax (expense) benefit
     related to items of other
     comprehensive income (loss)              (16)                    18
                                            -----                  -----

Other comprehensive income
     (loss), net of tax (expense)
     benefit                                   19                    (21)
                                            -----                  -----

Total comprehensive income                  $ 365                  $ 134
                                            =====                  =====

           See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2006
                        (in thousands, except share data)

                                                                                                        Accumulated
                                                                          Additional                       Other
                                                      Common Stock         Paid-In      Accumulated   Comprehensive
                                                   Shares       Amount     Capital        Deficit         Income         Total
                                                   ------       ------     -------        -------         ------         -----

Balances, December 31, 2005                       5,470,311    $   54    $   9,729       $  (347)        $    82       $   9,518

Net income                                               --        --           --           346              --             346

Exercise of stock options                           195,000         2          684            --              --             686

Stock based compensation                                 --        --            6            --              --               6

Net unrealized gains on available
  for sale securities                                    --        --           --            --              19              19
                                                  ---------    -------      ------       -------         -------       ---------

Balances, March 31, 2006                          5,665,311    $    56      10,419       $    (1)        $   101       $  10,575
                                                  =========    =======      ======       =======         =======       =========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                Three Months          Three Months
                                            Ended March 31, 2006   Ended March 31, 2005
                                            --------------------   --------------------
Cash flows from operating activities:
   Net income                                     $   346              $   155
Adjustments to reconcile net income to
   cash  provided by (used in) operating
   activities:
   Depreciation and amortization                       12                   14
   Deferred income taxes                              428                   18
   Realized gain on sales of marketable
      securities                                       --                  (11)
   Stock-based compensation expense
      related  to stock option plan                   368                   --
Changes in operating assets and liabilities:
   Accounts receivable                               (681)              (3,520)
   Retainage receivable                              (736)                (263)
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                      (187)                 186
   Prepaid expenses and other receivables             122                    9
   Accounts payable                                  (170)               1,303
   Retainage payable                                  229                  215
   Accrued payroll and benefits                       189                  248
   Accrued expenses                                   (78)                 (29)
   Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                     1,553                  756
                                                  -------              -------
Net cash provided by (used in) operating
   activities                                       1,395                 (919)
                                                  -------              -------

Cash flows from investing activities:
   Purchases of property and equipment                (22)                 (23)
   Proceeds from sales of marketable securities        --                  104
   Purchases of marketable securities                  (5)                (107)
                                                  -------              -------
Net cash used in investing activities                 (27)                 (26)
                                                  -------              -------

Cash flows from financing activities:
   Proceeds from exercise of stock options            324                   --
   Tax benefits from exercise of stock options       (167)                  --
                                                  -------              -------
Net cash provided by financing activities             157                   --
                                                  -------              -------

   Net increase (decrease) in cash                  1,525                 (945)

Cash, beginning of period                           5,199                2,960
                                                  -------              -------

Cash, end of period                               $ 6,724              $ 2,015
                                                  =======              =======

Supplemental disclosure of cash flow
     information
Cash paid during the period for:
     Interest                                     $     1              $     1
     Income taxes                                 $    60              $    11

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
2005.

In the opinion of management,  the accompanying unaudited consolidated financial statements  include all  adjustments,  necessary for a fair  presentation of the financial  position of the Company as of March 31, 2006 and  December  31, 2005,
and the  results  of its  income,  comprehensive  income  and cash flows for the three-month  periods  ended  March 31,  2006 and 2005.  Because of the  possible fluctuations in the marketplace in the construction industry,  operating results of the Company on a quarterly  basis may not be indicative of operating  results for the full year.

2.       SIGNIFICANT ACCOUNTING POLICIES

The significant  accounting  policies followed by the Company and its subsidiary in preparing its consolidated  financial statements are set forth in Note (2) to such consolidated  financial statements included in Form 10-K for the year ended
December 31, 2005. The Company has made no significant changes to these policies
during  2006,   except  for  its   accounting   policy  related  to  stock-based
compensation, described below:

On January 1, 2006,  the Company  adopted  Statement  No.  123-R,  "Share  Based
Payment"  ("SFAS  123-R").  SFAS 123-R  requires  all share  based  payments  to employees,  including grants of employee stock options,  to be recognized in the financial  statements  based on the awards  fair value at the date of grant (pro
forma   disclosure  is  no  longer  an   alternative   to  financial   statement
recognition).  The  Company  has  elected  to adopt  SFAS  123-R  on a  modified prospective  method.  Under the modified  prospective method of transition under
SFAS 123-R,  compensation  costs in 2006 include cost for options  granted prior to,  but not  vested  as of  December  31,  2005,  and  options  vested in 2006.
Therefore, results for prior periods have not been restated.

Prior to  January 1, 2006,  the  Company  applied  Accounting  Principles  Board
Opinion 25,  "Accounting  for Stock Issued to  Employees"  (APB 25), and related interpretations.  The Company did not record  compensation  expense  because the exercise  price of the shares  was equal to the market  price at the date of the grant.  SFAS 123,  "Accounting  for Stock Based  Compensation  - Transition  and
Disclosure", requires proforma net income disclosures as if the fair value based method defined in SFAS No. 123 has been applied.  The Company continued to apply the provisions of APB 25 and provided the proforma  disclosures required by SFAS
123 and amended by SFAS 148.

The following table  illustrates the effect on net income and earnings per share if the Company had applied the fair value  recognition  provisions of SFAS 123-R during the quarter  ended  March 31,  2005.  For the  purposes of this pro forma disclosure,  the  value  of the  options  is  estimated  using  a  Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                        Three Months
                                                    Ended March 31, 2005
                                                    --------------------

Net income, as reported                                  $ 155,000
Deduct:  Total stock-based compensation
     expense determined under fair value
     based method for all awards,
     net of related tax effects                                  -
                                                         ---------

Pro forma net income                                     $ 155,000
                                                         =========
Earnings per share:
     Basic - as reported                                 $     .03
     Basic - pro forma                                   $     .03

     Diluted - as reported                               $     .03
     Diluted - pro forma                                 $     .03

The Company uses the  Black-Scholes  option - pricing model,  which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before  exercising them
("expected term"), the estimated  volatility of the Company's common stock price over the  expected  term and the  number of  options  that will  ultimately  not complete their vesting requirements  ("forfeitures").  Changes in the subjective assumptions  can  materially  affect  the  estimate  of fair  value  stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

See Note (3) to these consolidated financial statements, "Stockholder's Equity", for a more  detailed  discussion  of the effects of SFAS 123-R on the  Company's results of operations and financial condition.

3.       STOCKHOLDER'S EQUITY

The adoption of SFAS 123-R  lowered net income by  approximately  $3,000 for the quarter ended March 31, 2006. In addition,  during the quarter,  two  executives and a former director  exercised  195,000  options,  which lowered net income by
$196,000 for the quarter ended March 31, 2006.

As  of  March  31,  2006,  there  was  approximately   $60,000  of  unrecognized
compensation cost related to unvested share-based  compensations awards granted.
That cost is expected to be recognized over the next 2.5 years.

In  November  2005,  the FASB  issued  FASB Staff  Position  No.  SFAS  123-R-3,
"Transition  Election  Related to Accounting  for the Tax Effects of Share-Based
Payment Awards" ("FSP 123-R-3").  FSP 123-R-3  provides an elective  alternative transition  method for calculating the pool of excess tax benefits  available to absorb tax  deficiencies  recognized  subsequent  to the adoption of SFAS 123-R.
Companies  may take up to one year from the  effective  date of FSP  123-R-3  to evaluate the available  transition  alternatives and make a one-time election as to which method to adopt.  The Company is currently in the process of evaluating the alternative methods.

Options are granted to certain  employees  and  directors at prices equal to the market  value of the stock on the dates the options  were  granted.  The options granted  generally  have a term of 10 years  from  the  grant  date and  granted options vest ratably over a three year period.  The fair value of each option is amortized into compensation  expense on a straight-line  basis between the grant date for the option and each vesting date. The Company  estimates the fair value of all  stock  option  awards  as of the  date  of the  grant  by  applying  the
Black-Scholes  pricing  valuation model. The application of this valuation model involves  assumptions that are judgmental and sensitive in the  determination of compensation  expense which would include the expected  stock price  volatility, risk-free  interest rate,  weighted average expected life of the options and the dividend yield.

Historical  information  is the primary  basis for the selection of the expected volatility,  expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term  equal to the  expected  life of the  option  being  valued.  Stock  option activity for the quarter ended March 31, 2006 is as follows:

                                                                      Weighted Average     Aggregate
                                    Number of   Weighted Average   Remaining Contractual   Intrinsic
                                     Shares      Exercise Price        Term in Years         Value
                                     ------      --------------        -------------         -----

Outstanding at January 1, 2006       656,667        $ 1.65

Expired/canceled                           -             -

Granted                                    -             -

Exercised                           (195,000)       $ 1.66
                                     -------
Outstanding at March 31, 2006        461,667        $ 1.65                  5.4             $988,000
                                     =======

Exercisable at March 31, 2006        381,667        $ 1.65                  4.6             $817,000

There were no options granted during the quarter ended March 31, 2006.

Cash proceeds,  tax benefits and intrinsic  value related to total stock options exercised during the quarters ended March 31, 2006 and 2005 is as follows:

                                                       Three Months           Three Months
                                                   Ended March 31, 2006   Ended March 31, 2005

Proceeds from stock options exercised                   $ 324,000                  $ -

Tax Benefits related to stock options exercised         $ 167,000                  $ -

Intrinsic value of stock options exercised              $ 362,000                  $ -

4.       COMMITMENT AND CONTINGENCIES -

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
         These claims may include  change  proposals  for extra work or requests for an equitable  adjustment  to the  Company's  contract  price due to unforeseen  disruptions  to its work.  In  accordance  with  accounting principles  generally  accepted in the United States of America for the construction industry, until written acknowledgments of the validity of the claims are received,  they are not  recognized in the  accompanying financial  statements.  No accruals have been made in the  accompanying consolidated  financial statements related to these proposals for which no  acknowledgment  of  liability  exists.  While the  Company has been generally  successful  in  obtaining  a  favorable  resolution  of such claims,  there is no assurance  that the Company will be  successful in the future.

5.       SUBSEQUENT EVENT

         (A)  Exercise of options

              On April 24,  2006,  a director  of the Company  exercised  20,000 nonqualified stock options.  The Company recognized an expense for the  difference  between  the  market  value  of the  stock on the exercise  date  and the  price  of the  option.  This  transaction creates an increase in stockholders' equity from the cash proceeds from the  exercise of the options and an increase in the  deferred taxes asset  associated with the expense  recorded.  This deferred tax asset can be utilized  to offset  profits the Company may have in the future. The following is a summary of this transaction:

              Number of options exercised                          20,000

              Market value of options on exercise date             $4.09 per share

              Market value of options on exercisable date          $82,000

              Exercise price of options                            $1.50 per share

              Proceeds from the exercise of options                $30,000

              Per share difference between market value
                 of stock ($4.09) and the exercise price ($1.50)   $2.59 per share

              Expense to be recorded related to this transaction   $ 52,000
              Tax benefit                                           (24,000)
                                                                   --------
              Expense, net of tax                                  $ 28,000
                                                                   ========

              Increase in stockholders' equity after transaction   $ 54,000
                                                                   ========

         (B)  Purchase Agreement

              On May 4, 2006,  the  Company  entered  into an  agreement  with a supplier of piping materials, whereby the Company has committed to purchase certain piping products  normally used in its operations, as well as fabrication  services,  at set prices through April 30,
              2007.  This  agreement  does not cover all types of materials  the
              Company utilizes on its projects. The Company has not been able to obtain fixed pricing on certain materials,  such as copper tubing, due to current  pricing  volatility.  The Company does not believe that  pricing  increases  on items not  covered  by this  purchase agreement will have a material effect on the Company's  results of operations.

         (C)  Cash Dividend

              On May 8,  2006,  the  Company's  Board of  Directors  declared  a special  cash  dividend of $.06 per share.  The  dividend  will be payable on June 15, 2006 to  shareholders  of record as of May 24,
              2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total  revenues  for the  quarter  ended March 31,  2006  increased  by 59.6% or
$5,885,000 to $15,761,000, as compared to $9,876,000 for the quarter ended March
31, 2005. This increase in revenues was a result of the Company's performance on its backlog of work as of December 31, 2005, as well as projects obtained during the first  quarter of 2006.  As of March 31,  2006,  the  Company had backlog of approximately  $84,000,000 as compared to approximately  $46,800,000 as of March
31, 2005. The Company believes that  approximately  $34,000,000 of the Company's backlog at March 31, 2006 is not reasonably  expected to be completed within the year ended December 31, 2006.

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2006 increased by $4,923,000 or
56.4% to $13,656,000,  as compared to $8,733,000 for the quarter ended March 31,
2005,  which  corresponds to the change in revenues  noted above.  The increased revenues  have allowed the Company to allocate  the cost of project  supervision and drafting  salaries over multiple  projects and more effectively  utilize its experienced field labor personnel.  In addition,  the Company has taken steps to reduce  pricing  volatility of piping  materials by entering into  agreements to purchase these products at fixed prices.

GROSS PROFIT

Gross profit for the quarter  ended March 31, 2006 was  $2,105,000,  or 13.4% of revenues, as compared to a gross profit of $1,143,000, or 11.6% of revenues, for the quarter  ended March 31, 2005.  The increase in gross profit for the quarter ended March 31,  2006,  as compared to the  quarter  ended March 31,  2005,  was primarily a result of the overall increases in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling,  general and  administrative  expenses  ("SG&A") for the quarter  ended
March 31,  2006,  increased by $503,000 or 51.5% to  $1,480,000,  as compared to
$977,000 for the quarter  ended March 31, 2005.  A  substantial  portion of this change was a result of the  exercise of stock  options by two  executives  and a former  director,  as well as expenses  related to the vesting of stock options, which  increased  the SG&A  expenses  for the  quarter  ended  March 31, 2006 by approximately  $368,000. The majority of the remaining change in SG&A during the quarter  ended March 31, 2006,  as compared to the quarter ended March 31, 2005, was a result of executive bonuses expensed during the first quarter of 2006.

OTHER INCOME

Other income for the quarter  ended March 31, 2006 was  $41,000,  as compared to
$18,000 for the quarter  ended March 31, 2005.  For the quarter  ended March 31,
2005,  the Company  realized  gains on sales of marketable  securities  totaling
$11,000.  During the quarters  ended March 31, 2006 and 2005, the Company earned net interest income of $41,000 and $7,000, respectively.

PROVISION FOR TAXES

The tax provision for the quarter ended March 31, 2006 was $320,000, as compared to a tax  provision  of $29,000 for the quarter  ended March 31,  2005.  The tax rates in both periods were  affected by certain  state and local taxes which are based on net worth.  In  addition,  the quarter  ended March 31, 2005 income tax expense was reduced by a reduction of a deferred tax  valuation  allowance.  The entire deferred tax valuation allowance was reversed during the third quarter of
2005 after management determined it was no longer needed.

NET INCOME

As a result of all the items mentioned above, the Company reported net income of
$346,000,  or $.06 per share-basic and diluted,  for the quarter ended March 31,
2006,  as compared to reported net income of $155,000,  or $.03 per  share-basic and diluted,  for the quarter  ended March 31, 2005.  Included in the net income for the quarter ended March 31, 2006 are net expenses of approximately $199,000, related to  exercising  and vesting of stock  options  during the period,  which resulted in a reduction in the  calculation  of both basic and diluted  earnings per  share of  approximately  $.04 per  share.  Excluding  the  effect  of stock options, net income would have been $545,000, or $.10 per share, for the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's  principal capital requirement is to fund its work on construction projects.  Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project  nears  completion,  are  collectible  based on their  respective contract  terms.  The Company has  historically  relied  primarily on internally generated funds and bank  borrowings to finance its operations.  The Company has not relied on bank  borrowings  to finance its  operation  since July 2003.  The
Company has a line of credit which is subject to certain covenants.

As of March 31, 2006, total cash was $6,724,000,  a $4,709,000 increase over the
$2,015,000 reported as of March 31, 2005.

CASH PROVIDED BY (USED IN) OPERATIONS

Net cash provided by operations  was  $1,395,000 for the quarter ended March 31,
2006.  Net cash used in operations  was $919,000 for the quarter ended March 31,
2005.

The net cash provided by  operations  for the quarter ended March 31, 2006 was a result  of the  Company's  earnings  as well  as the  collection  of the  second installment on the Co-Op City litigation settlement.

The net cash used in operating  activities for the quarter ended March 31, 2005, was a result of the Company's increased revenues causing an increase in accounts and retainage receivable, while the outstanding payables did not increase at the same rate.

CASH USED IN INVESTING ACTIVITIES

Net cash used in  investing  activities  was  $27,000  and  $26,000  during  the quarters ended March 31, 2006 and 2005, respectively.

The Company received  proceeds on the sale of marketable  securities of $104,000 during the  quarter  ended March 31,  2005.  The  Company  purchased  marketable securities of $5,000 and $107,000  during the quarters  ended March 31, 2006 and
2005,  respectively.  In addition,  the Company purchased property and equipment totaling  $22,000 and $23,000 during the quarters ended March 31, 2006 and 2005, respectively.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash  provided by financing  activities  during the quarter  ended March 31,
2006 was  $157,000.  During the  quarter,  two company  executives  and a former director  exercised  195,000  options  at  an  exercise  price  of  $1.66  each, contributing cash proceeds of $324,000 to the Company.

Prior to adopting SFAS 123-R the Company  presented  all tax benefits  resulting from the exercise of stock  options as operating  cash flows in the Statement of
Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be  classified  as a part of cash flows from  financing  activities.  Excess tax benefits  represent tax benefits  related to exercised  options in excess of the associated  deferred tax asset for such  options.  As a result of adopting  SFAS
123-R, $167,000 of excess tax benefits for the quarter ended March 31, 2006 have been classified as an operating cash outflow and a financing cash inflow.

No net cash was provided by financing  activities during the quarter ended March
31, 2005.

CREDIT FACILITY

The Company has a line of credit  facility  from Bank of  America,  N.A.,  which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2007, is secured by the Company's  assets and  guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

There were no borrowings against this line of credit during 2006.

Advances  bear  interest,  based on the Company's  option,  at either the bank's prime  lending  rate plus one percent per annum (8.75% at March 31, 2006) or the
London Interbank  Offered Rate ("LIBOR") plus two and one-half percent per annum
(7.32% at March 31, 2006).

Payment may be  accelerated  by certain  events of default  such as  unfavorable credit  factors,  the  occurrence of a material  adverse change in the Company's business,  properties or financial condition,  a default in payment on the line, impairment of security,  bankruptcy,  or the Company ceasing operations or being unable to pay its debts.  The line of credit  must be paid in full at the end of the term on April 1, 2007.

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

The Company's  bonding limits have been sufficient  given the volume and size of the  Company's  contracts.  The  Company's  surety may require  that the Company
maintain  certain  tangible  net  worth  levels,   and  may  require  additional
guarantees if the Company should desire increased  bonding limits.  At March 31,
2006,  approximately  $28,000,000 of the Company's  backlog of  $84,000,000  was bonded.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

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

STOCK - BASED COMPENSATION

The Company  accounts for  stock-based  compensation in accordance with the fair value  recognition  provisions of SFAS 123-R. The Company uses the Black-Scholes option - pricing  model,  which  requires the input of  subjective  assumptions.
These  assumptions  include  estimating the length of time employees will retain their vested  stock  options  before  exercising  them  ("expected  term"),  the estimated  volatility of the Company's common stock price over the expected term and the  number of options  that will  ultimately  not  complete  their  vesting
requirements   ("forfeitures").   Changes  in  the  subjective  assumptions  can
materially  affect the  estimate  of fair value stock - based  compensation  and
consequently,   the  related  amount  recognized  on  the  consolidated   income
statements.

See  Note  (2)  to the  consolidated  financial  statements  for  more  detailed discussion  of the  effects  of SFAS  123-R on our  results  of  operations  and financial condition.

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
All written and oral forward-looking  statements  attributable to the Company or persons  acting on behalf of the Company are qualified in their entirety by such factors. Such risks,  uncertainties,  and other important factors include, among others: inability to obtain bonding,  inability to retain senior management, low labor  productivity and shortages of skilled labor, a rise in the price of steel
products,  economic  downturn,  reliance  on  certain  customers,   competition,
inflation,  the adverse  effect of terrorist  concerns and  activities on public
budgets  and  insurance   costs,  the   unavailability   of  private  funds  for
construction,  and other various matters, many of which are beyond the Company's control and other factors as are  described at the end of "Item 7.  Management's
Discussion and Analysis of Financial Condition and Results of Operations" of the
Company's Form 10-K for the fiscal year ended December 31, 2005. Forward-looking statements speak only as of the date of the document in which they are made. The
Company  disclaims  any  obligation  or  undertaking  to provide  any updates or revisions  to  any  forward-looking  statement  to  reflect  any  change  in the
Company's  expectations or any change in events,  conditions or circumstances on which the forward-looking statement is based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures,  options or other derivative  instruments.
As  of  March  31,  2006,  the  Company  has  invested  $813,000  in  marketable securities.

ITEM 4.  CONTROLS AND PROCEDURES

The  Company  carried  out an  evaluation,  under the  supervision  and with the participation  of management,  including our Chief  Executive  Officer and Chief
Financial  Officer,   of  the  effectiveness  of  our  disclosure  controls  and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act)
as of March 31, 2006. Based on that evaluation,  our Chief Executive Officer and
Chief Financial Officer  concluded that, our disclosure  controls and procedures were effective as of March 31, 2006.

There  has been no change  in the  Company's  internal  control  over  financial reporting (as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act)
during the Company's  fiscal  quarter ended March 31, 2006,  that has materially affected,  or is reasonably likely to materially  affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes related to risk factors from those items previously disclosed in the December 31, 2005 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         Exhibit 11 - Statement regarding Computation of Income per Share

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

                                    KSW, INC.

Date:  May 12, 2006
                                    /s/Richard W. Lucas
                                    -----------------------
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

11        Statement Regarding Computation of Income per Share

31.1      Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2      Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1      Certification of Chief Executive Officer required by Rule 13a-14(b)
          and 18 U.S.C. ss.1350

32.2      Certification of Chief Financial Officer required by Rule 13a-14 (b)
          and 18 U.S.C. ss.1350

