Form 10-Q
period 2006-06-30
KSW INC
filed 2006-08-10
CIK 1004125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                        COMMISSION FILE NUMBER 001-32865

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

         Indicate by check mark whether the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in rule 12b-2 of the exchange act. (Check one):

Large Accelerated Filer /_/  Accelerated Filer /_/  Non-Accelerated Filer /X/

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in rule 12b-2 of exchange act).  YES     NO X
                                            ---    ---

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date:
                                                              Outstanding At
                  Class                                       August 9, 2006
                  -----                                       --------------
       Common Stock, $.01 Par Value                             5,710,311

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2006
                           ---------------------------

                                TABLE OF CONTENTS
                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets -
             June 30, 2006 and December 31, 2005                              3

             Consolidated Statements of Income -
             Three and six months ended June 30, 2006 and 2005                4

             Consolidated Statements of Comprehensive Income   -
             Three and six months ended June 30, 2006 and 2005                5

             Consolidated Statement of Stockholders' Equity -
             Six months ended June 30, 2006                                   6

             Consolidated Statements of Cash Flows
             Six months ended June 30, 2006 and 2005                          7

             Notes to Consolidated Financial Statements                       8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     18

Item 4.      Controls and Procedures                                         18
--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

Item 1       Legal Proceedings                                               18
Item 1A      Risk Factors                                                    19
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds     19
Item 3       Defaults Upon Senior Securities                                 19
Item 4       Submission of Matters to a Vote of Security Holders             19
Item 5       Other Information                                               20
Item 6       Exhibits                                                        20
--------------------------------------------------------------------------------
SIGNATURE                                                                    21
INDEX TO EXHIBITS                                                            22

                                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          KSW, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)
                                                                   June 30, 2006         December 31, 2005
                                                                    -------------        -----------------
Assets                                                               (Unaudited)
------
Current assets:
   Cash                                                               $ 10,458              $  5,199
   Marketable securities                                                   782                   774
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     6/30/06 and 12/31/05                                               11,370                11,887
   Retainage receivable                                                  4,980                 2,764
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                   1,187                   480
   Prepaid expenses and other receivables                                  375                   144
                                                                      --------              --------
     Total current assets                                               29,152                21,248

Property and equipment, net of accumulated
   depreciation and amortization of $2,000 and $1,969
   at 6/30/06 and 12/31/05, respectively                                   247                   112

Deferred income taxes and other                                            534                 1,350
                                                                      --------              --------
   TOTAL ASSETS                                                       $ 29,933              $ 22,710
                                                                      ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 11,422              $  9,533
   Retainage payable                                                     2,355                 1,576
   Accrued payroll and benefits                                          1,029                   542
   Accrued expenses                                                        542                   206
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                    3,566                 1,335
                                                                      --------              --------
     Total current liabilities                                          18,914                13,192
                                                                      --------              --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding                         --                    --
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,710,311 and 5,470,311 shares issued
     and outstanding at 6/30/06 and 12/31/05, respectively                  57                    54
   Additional paid-in capital                                           10,604                 9,729
   Retained earnings (deficit)                                             276                  (347)
   Accumulated other comprehensive income
     Net unrealized holding gains on available
        for sale securities                                                 82                    82
                                                                      --------              --------
     Total stockholders' equity                                         11,019                 9,518
                                                                      --------              --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 29,933              $ 22,710
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

                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 KSW, INC. AND SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                        (UNAUDITED)

                                       Three Months            Three Months            Six Months             Six Months
                                   Ended June 30, 2006      Ended June 30, 2005    Ended June 30, 2006   Ended June 30, 2005
                                   -------------------      -------------------    -------------------   -------------------

Revenues                                 $   20,132               $   11,552             $   35,893            $   21,428
Cost of revenues                             17,629                   10,424                 31,285                19,157
                                         ----------               ----------             ----------            ----------

Gross profit                                  2,503                    1,128                  4,608                 2,271

Selling, general and
   administrative expenses                    1,372(1)                   832                  2,852(1)              1,809
                                         ----------               ----------             ----------            ----------

Operating income                              1,131                      296                  1,756                   462
                                         ----------               ----------             ----------            ----------

Other income :
Interest income, net                             77                        3                    118                    10
Gain on sales of marketable
   securities                                    --                        4                     --                    15
                                         ----------               ----------             ----------            ----------

Total other income                               77                        7                    118                    25
                                         ----------               ----------             ----------            ----------

Income before provision for
   income taxes                               1,208                      303                  1,874                   487

Provision for income taxes                      590                        5                    910                    34
                                         ----------               ----------             ----------            ----------

Net income                               $      618               $      298             $      964            $      453
                                         ==========               ==========             ==========            ==========

Income per common share:
Basic                                    $      .11               $      .05             $      .17            $      .08

Diluted                                  $      .11               $      .05             $      .17            $      .08

Weighted average common
  shares outstanding:
  Basic                                   5,686,561                5,470,311              5,615,311             5,470,311

  Diluted                                 5,825,643                5,470,311              5,747,107             5,470,311

Cash dividend declared and
  and paid per common share              $      .06               $        -             $      .06             $       -

(1) During the three  months and six months  ended June 30,  2006,  selling  and general administrative expenses include stock compensation expenses of $115, and
$483, respectively, related to the exercise of stock options and the adoption of the new accounting standards, SFAS 123-R.

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  KSW, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                         Three Months           Three Months              Six Months                 Six Months
                                     Ended June 30, 2006     Ended June 30, 2005      Ended June 30, 2006       Ended June 30, 2005

Net income                                 $ 618                   $ 298                    $ 964                     $ 453
                                           -----                   -----                    -----                     -----

Other comprehensive income
   (loss) before tax:

Unrealized holding gains
   (losses) arising during the
   period                                    (35)                     19                       --                      (10)

Less: reclassification adjustment
   for gains included in net
   income                                     --                     (4)                       --                      (15)
                                           -----                   -----                    -----                     -----
                                                                                                                       (25)
Other comprehensive income
   (loss) before tax (expense)
   benefit                                   (35)                     15                       --                        --

Income tax (expense) benefit
   related to items of other
   comprehensive income (loss)                16                     (7)                       --                        11
                                           -----                   -----                    -----                     -----

Other comprehensive income
   (loss), net of tax (expense)
   benefit                                   (19)                      8                       --                      (14)
                                           -----                   -----                    -----                     -----

Total comprehensive income                 $ 599                   $ 306                    $ 964                     $ 439
                                           =====                   =====                    =====                     =====

                                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  KSW, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               SIX MONTHS ENDED JUNE 30, 2006
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                         (UNAUDITED)

                                                                                                           Accumulated
                                                                               Additional     Retained        Other
                                                        Common Stock            Paid-in       Earnings    Comprehensive
                                                    Shares         Amount       Capital       (Deficit)       Income        Total
                                                    ------         ------       -------       ---------       ------        -----

Balances, December 31, 2005                        5,470,311     $      54     $   9,729     $    (347)     $      82     $   9,518

Net income                                                --            --            --           964             --           964

Exercise of stock options                            240,000             3           863            --             --           866

Stock based compensation                                  --            --            12            --             --            12

Cash dividends paid - $ .06 per share                     --            --            --          (341)            --          (341)

Net unrealized gains on available
  for sale securities                                     --            --            --            --             --            --
                                                   ---------     ---------     ---------     ---------      ---------     ---------

Balances, June 30, 2006                            5,710,311     $      57     $  10,604     $     276      $      82     $  11,019
                                                   =========     =========     =========     =========      =========     =========

                                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     KSW, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                         Six Months                Six Months
                                                     Ended June 30, 2006      Ended June 30, 2005
                                                     -------------------      -------------------
Cash flows from operating activities:
   Net income                                             $    964                 $    453
Adjustments to reconcile net income to
   cash  provided by (used in) operating
   activities:
   Depreciation and amortization                                31                       28
   Deferred income taxes                                     1,039                       11
   Realized gain on sales of marketable
      securities                                                --                      (15)
   Stock-based compensation expense
      related  to stock option plan                            483                       --
Changes in operating assets and liabilities:
   Accounts receivable                                         517                   (4,480)
   Retainage receivable                                     (2,216)                    (648)
   Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                               (707)                      15
   Prepaid expenses and other receivables                     (231)                    (317)
   Accounts payable                                          1,889                    2,087
   Retainage payable                                           779                      362
   Accrued payroll and benefits                                487                      128
   Accrued expenses                                            336                      246
   Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                              2,231                    1,652
                                                          --------                 --------
Net cash provided by (used in) operating
   activities                                                5,602                     (478)
                                                          --------                 --------

Cash flows from investing activities:
   Purchases of property and equipment                        (166)                     (23)
   Proceeds from sales of marketable securities                 --                      153
   Purchases of marketable securities                           (8)                    (156)
                                                          --------                 --------
NET CASH USED IN INVESTING ACTIVITIES                         (174)                     (26)
                                                          --------                 --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                     395                       --
   Tax benefits from exercise of stock options                (223)                      --
   Cash dividends paid                                        (341)                      --
                                                          --------                 --------
NET CASH USED IN FINANCING ACTIVITIES                         (169)                      --
                                                          --------                 --------

   NET INCREASE (DECREASE) IN CASH                           5,259                     (504)

Cash, beginning of period                                    5,199                    2,960
                                                          --------                 --------

Cash, end of period                                       $ 10,458                 $  2,456
                                                          ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION
Cash paid during the period for:
      Interest                                            $      5                 $      5
      Income taxes                                        $     93                 $     23

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
2005.

In the opinion of management,  the accompanying unaudited consolidated financial statements  include all  adjustments,  necessary for a fair  presentation of the financial position of the Company as of June 30, 2006 and December 31, 2005, and
the results of its income and  comprehensive  income for the three and six month periods  ended June 30,  2006 and 2005 and cash  flows for the six months  ended
June 30, 2006 and 2005. Because of the possible  fluctuations in the marketplace in the construction  industry,  operating  results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

The following table  illustrates the effect on net income and earnings per share if the Company had applied the fair value  recognition  provisions of SFAS 123-R during the three months and six months ended June 30, 2005.  For the purposes of this pro  forma  disclosure,  the  value of the  options  is  estimated  using a
Black-Scholes  option-pricing  model and  amortized  to expense  over the option vesting periods.

                                                               Three Months                Six Months
                                                            Ended June 30, 2005       Ended June 30, 2005
                                                            -------------------       -------------------

Net income, as reported                                         $   298,000               $   453,000
Deduct:  Total stock-based compensation
     expense determined under fair value
     based method for all awards,
     net of related tax effects                                        --                        --
                                                                -----------               -----------

Pro forma net income                                            $   298,000               $   453,000
                                                                ===========               ===========

Earnings per share:
     Basic - as reported                                        $       .05               $       .08
     Basic - pro forma                                          $       .05               $       .08

     Diluted - as reported                                      $       .05               $       .08
     Diluted - pro forma                                        $       .05               $       .08

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

3.   STOCKHOLDERS' EQUITY

On May 8,  2006,  the  Company's  Board of  Directors  declared  a special  cash dividend of $.06 per share.  The  aggregate  amount of the dividend was $341,000 and such dividend was paid on June 15, 2006 to  shareholders of record as of May
24, 2006.

The adoption of SFAS 123-R lowered net income by approximately $3,000 and $6,000 for the three and six months  ended June 30,  2006,  respectively.  In addition, during the quarter  ended June 30, 2006 an  executive  and a director  exercised options to purchase  45,000  shares which  lowered net income for the quarter by
$59,000.  During the first quarter of 2006, two executives and a former director exercised  options  to  purchase  195,000  shares  which  lowered  net income by
$196,000.

As  of  June  30,  2006,  there  was   approximately   $54,000  of  unrecognized
compensation cost related to unvested share-based  compensations awards granted.
That cost is expected to be recognized over the next 2.25 years.

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

Historical  information  is the primary  basis for the selection of the expected volatility,  expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term  equal to the  expected  life of the  option  being  valued.  Stock  option activity for the six months ended June 30, 2006 is as follows:

                                                                            Weighted Average         Aggregate
                                                                            Weighted Average         Aggregate
                                        Number of      Weighted Average   Remaining Contractual      Intrinsic
                                          Shares        Exercise Price        Term in Years            Value
                                          ------        --------------        -------------            -----

Outstanding at January 1, 2006             656,667        $   1.65

Expired/canceled                              --                --

Granted                                       --                --

Exercised                                 (240,000)       $   1.65
                                          --------

Outstanding at June 30, 2006               416,667        $   1.65                 5.3                $958,000
                                          ========

Exercisable at June 30, 2006               336,667        $   1.65                 4.4                $774,000

There were no options granted during the six months June 30, 2006.

Cash proceeds,  tax benefits and intrinsic  value related to total stock options exercised during the six months ended June 30, 2006 and 2005 are as follows:

                                                               Six Months                  Six Months
                                                          Ended June 30, 2006          Ended June 30, 2005
                                                          -------------------          -------------------

Proceeds from stock options exercised                          $ 395,000                       $ -

Tax Benefits related to stock options exercised                $ 223,000                       $ -

Intrinsic value of stock options exercised                     $ 470,000                       $ -

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

         PURCHASE AGREEMENT

         On May 4, 2006,  the Company  entered into an agreement with a supplier of piping  materials,  whereby the Company  has  committed  to purchase certain piping  products  normally used in its  operations,  as well as fabrication  services,  at set  prices  through  April 30,  2007.  This agreement does not cover all types of materials the Company utilizes on its projects.  The Company has not been able to obtain fixed pricing on certain  materials,  such as  copper  tubing,  due to  current  pricing volatility.  However,  the Company  has  pre-purchased  certain  copper products  expected to be used during  this year.  The Company  does not believe  that pricing  increases on items not covered by this  purchase agreement  will have a  material  effect on the  Company's  results  of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total  revenues for the quarter  ended June 30, 2006  increased by $8,580,000 or
74.3% to $20,132,000,  as compared to $11,552,000 for the quarter ended June 30,
2005.  Total  revenues  for the six months  ended June 30,  2006,  increased  by
$14,465,000  or 67.5% to  $35,893,000,  as compared to  $21,428,000  for the six months ended June 30,  2005.  These  increases in revenues  were a result of the
Company's performance on its backlog of work as of December 31, 2005, as well as work obtained during the period. As of June 30, 2006, the Company had backlog of approximately  $83,800,000,  as compared to approximately $78,400,000 as of June
30, 2005. The Company believes that  approximately  $48,000,000 of the Company's backlog at June 30, 2006 is not reasonably  expected to be completed  within the year ended December 31, 2006.

COST OF REVENUES

Cost of revenues for the quarter ended June 30, 2006  increased by $7,205,000 or
69.1% to $17,629,000,  as compared to $10,424,000 for the quarter ended June 30,
2005.  Costs of revenues  for the six months  ended June 30, 2006  increased  by
$12,128,000  or 63.3% to  $31,285,000,  as compared to  $19,157,000  for the six months ended June 30, 2005.  The increased  revenues have allowed the Company to allocate the cost of project  supervision  and drafting  salaries  over multiple projects and more effectively utilize its experienced field labor personnel.  In addition,  the Company has taken steps to reduce  pricing  volatility  of piping materials  by  entering  into  agreements  to purchase  these  products at fixed prices.

GROSS PROFIT

Gross  profit for the  quarter  ended June 30, 2006 was  $2,503,000  or 12.4% of revenues,  as compared to a gross profit of  $1,128,000  or 9.8% of revenues for the quarter ended June 30, 2005.  Gross profit for the six months ended June 30,
2006 was  $4,608,000 or 12.8% of revenues as compared to $2,271,000 or 10.6 % of revenues for the six months  ended June 30,  2005.  The increase in gross profit for the three and six months ended June 30,  2006,  as compared to the three and six months ended June 30, 2005, was primarily a result of the overall  increases in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended June
30, 2006 increased by $540,000 or 65.0% to  $1,372,000,  as compared to $832,000 for the quarter ended June 30, 2005. SG&A for the six months ended June 30, 2006 increased by $1,043,000 or 57.7% to  $2,852,000,  as compared to $1,809,000  for the six months  ended June 30,  2005.  A portion of the changes were a result of the  exercise of stock  options,  as well as expenses  related to the vesting of stock options,  which  increased SG&A by $115,000 and $483,000 for the three and six months ended June 30, 2006,  respectively,  as compared to the three and six months ended June 30, 2005.  Professional  fees, related to the Company's public filings with the Securities and Exchange Commission together with American Stock
Exchange fees,  increased $89,000 and $85,000 for the three and six months ended
June 30, 2006, respectively,  as compared to three and six months ended June 30,
2005.  The  remaining  increases in SG&A for the three and six months ended June
30, 2006,  as compared to the same periods in 2005,  were  primarily a result of increases  in  employment  costs and office  expenses.  During the later half of
2005, the Company's  Chief Executive  Officer  returned to a five-day work week, and  additional  office staff was hired,  which  contributed to the increases in
2006.

OTHER INCOME

Other  income for the quarter  ended June 30, 2006 was  $77,000,  as compared to other  income of $7,000 for the  quarter  ended June 30,  2005.  For the quarter ended June 30, 2006 and 2005, the Company earned net interest  income of $77,000 and $3,000,  respectively.  For the  quarter  ended June 30,  2005,  the Company realized gains on sales of marketable  securities  totaling $4,000.  For the six months ended June 30, 2006 and 2005, the Company  earned net interest  income of
$118,000 and $10,000,  respectively. For the six months ended June 30, 2005, the
Company realized gains on sales of marketable securities totaling $15,000.

PROVISION FOR TAXES

The tax provision for the quarter ended June 30, 2006 was $590,000,  as compared to $5,000 for the quarter  ended June 30, 2005.  The tax  provision  for the six months  ended June 30,  2006 was  $910,000,  as  compared to $34,000 for the six months  ended June 30,  2005.  The tax rates in all  periods  were  affected  by certain  state and local taxes which are based on net worth.  In  addition,  the three and six months  ended June 30,  2005  income tax  expense was reduced by a reduction  of a  deferred  tax  valuation  allowance.  The entire  deferred  tax valuation  allowance  was  reversed  during  the  third  quarter  of 2005  after management determined it was no longer needed.

NET INCOME

As a result of all the items mentioned above, the Company reported net income of
$618,000,  or $.11 per share - basic and diluted, for the quarter ended June 30,
2006, as compared to reported net income of $298,000,  or $.05 per share - basic and diluted, for the quarter ended June 30, 2005. Included in the net income for the quarter  ended June 30,  2006 are net  expenses  of  approximately  $62,000, related to  exercising  and vesting of stock  options  during the period,  which resulted in reductions in the calculation of both basic and diluted earnings per share of  approximately  $.01 per share.  Excluding the effect of stock options, net income would have been $680,000,  or $.12 per share - basic and diluted, for the quarter ended June 30, 2006.

For the six months  ended June 30,  2006,  the  Company  reported  net income of
$964,000,  or $.17 per share - basic and  diluted,  as compared to reported  net income  of  $453,000,  or $.08 per share - basic and  diluted.  Included  in net income  for the six months  ended June 30,  2006 are net  expenses  of  $261,000 related to  exercising  and vesting of stock  options  during the period,  which resulted in a reduction in the  calculations of  approximately  $.05 per share -
basic and $.04 per share - diluted.  Excluding the effect of stock options,  net income would have been $1,225,000,  or $.22 per share - basic and $.21 per share
- diluted, for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's  principal capital requirement is to fund its work on construction projects.  Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project  nears  completion,  are  collectible  based on their  respective contract  terms.  The Company has  historically  relied  primarily on internally generated funds and bank  borrowings to finance its operations.  The Company has not relied on bank  borrowings to finance its  operations  since July 2003.  The
Company has a $2,000,000 line of credit which is subject to certain covenants of which all requirements have been met.

As of June 30, 2006, total cash was $10,458,000, an $8,002,000 increase over the
$2,456,000  reported as of June 30, 2005. As described  below,  this increase is principally the result of an increase in cash provided by operations.

CASH PROVIDED BY (USED IN) OPERATIONS

Net cash provided by operations was $5,602,000 for the six months ended June 30,
2006. Net cash used in operations was $478,000 for the six months ended June 30,
2005.

The net cash provided by operations for the six months ended June 30, 2006 was a result of the Company's  earnings,  as well as the  collection of receivables in excess of payments of liabilities.  During the period,  the Company received the second installment on the Co-Op City litigation settlement.  The third and final installment  payment  related to the Co-Op City litigation  settlement  totaling
$850,000 is payable on or before September 30, 2006.

The net cash used in operating activities for the six months ended June 30, 2005 was a result of the funding of the Company's increased revenues.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing  activities  was $174,000 and $26,000  during the six months ended June 30, 2006 and 2005, respectively.

The Company received  proceeds on the sale of marketable  securities of $153,000 during the six months  ended June 30,  2005.  The Company  purchased  marketable securities of $8,000 and $156,000  during the six months ended June 30, 2006 and
2005,  respectively.  In addition,  the Company purchased property and equipment totaling  $166,000  and  $23,000  during the six months  ended June 30, 2006 and
2005, respectively.

CASH USED IN FINANCING ACTIVITIES

Net cash used in financing  activities during the six months ended June 30, 2006 was $169,000. During the six months ended June 30, 2006, two company executives, a director and a former director  exercised  options to purchase an aggregate of
240,000 shares contributing cash proceeds of $395,000 to the Company.

Prior to adopting SFAS 123-R the Company  presented  all tax benefits  resulting from the exercise of stock  options as operating  cash flows in the Statement of
Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be  classified  as a part of cash flows from  financing  activities.  Excess tax benefits  represent tax benefits  related to exercised  options in excess of the associated  deferred tax asset for such  options.  As a result of adopting  SFAS
123-R,  $223,000 of excess tax  benefits  for the six months ended June 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

On May 8,  2006,  the  Company's  Board of  Directors  declared  a special  cash dividend of $.06 per share.  The  aggregate  amount of the dividend was $341,000 and such dividend was paid on June 15, 2006 to  shareholders of record as of May
24, 2006.

No net cash was provided by financing  activities  during the quarter ended June
30, 2005.

CREDIT FACILITY

The Company has a line of credit  facility  from Bank of  America,  N.A.,  which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2007, is secured by the Company's  assets and  guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

There were no borrowings against this line of credit during 2006.

Advances  bear  interest,  based on the Company's  option,  at either the bank's prime lending rate plus one percent per annum (9.25% at June 30,  2006),  or the
London Interbank  Offered Rate ("LIBOR") plus two and one-half percent per annum
(7.82% at June 30, 2006).

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

During  the  fourth  quarter  of  2005,  the  Company   entered  into  a  surety
relationship with Chubb Group of Insurance  Companies to provide surety bonds on the Company's  projects.  The surety has provided the Company with a $90,000,000 work  program,  subject  to  adjustments  for  trade  management  contracts  and non-bonded contracts.

The Company's  bonding limits have been sufficient  given the volume and size of the  Company's  contracts.  The  Company's  surety may require  that the Company
maintain  certain  tangible  net  worth  levels,   and  may  require  additional
guarantees if the Company should desire  increased  bonding limits.  At June 30,
2006,  approximately  $11,400,000 of the Company's  backlog of  $83,800,000  was bonded.

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

The Company has  contracts  that may extend over more than one year.  Therefore, revisions  in cost  and  profit  estimates  during  the  course  of the work are reflected  in the  accounting  period  in which the  facts,  which  require  the revisions, become known.

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
These  assumptions  include  estimating the length of time employees will retain their vested  stock  options  before  exercising  them  ("expected  term"),  the estimated  volatility of the Company's common stock price over the expected term and the  number of options  that will  ultimately  not  complete  their  vesting
requirements   ("forfeitures").   Changes  in  the  subjective  assumptions  can
materially  affect the  estimate  of fair value stock - based  compensation  and
consequently,   the  related  amount  recognized  in  the  consolidated   income
statements.

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
As of June 30, 2006, the Company has invested $782,000 in marketable securities.

ITEM 4.   CONTROLS AND PROCEDURES

The  Company  carried  out an  evaluation,  under the  supervision  and with the participation  of management,  including our Chief  Executive  Officer and Chief
Financial  Officer,   of  the  effectiveness  of  our  disclosure  controls  and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act)
as of June 30, 2006. Based on that evaluation,  our Chief Executive  Officer and
Chief Financial Officer  concluded that, our disclosure  controls and procedures were effective as of June 30, 2006.

There  has been no change  in the  Company's  internal  control  over  financial reporting (as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act)
during the Company's  fiscal  quarter ended June 30, 2006,  that has  materially affected,  or is reasonably likely to materially  affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 8, 2006, in Queens,
New York,  for the purpose of (i) electing two Class II Directors to serve until the  annual  meeting of  stockholders  in the year 2009 and (ii)  ratifying  the appointment of Marden,  Harrison & Kreuter CPAs,  P.C., as independent  auditors for the fiscal year ending  December  31,  2006.  Proxies  were  solicited  from holders  of  5,650,311  outstanding  shares of  Common  Stock as of the close of business on April 5, 2006, as described in the Company's  Proxy  Statement dated
April 7, 2006.  Russell Molina and Innis O'Rourke,  Jr. were elected as Class II
Directors,  and the  appointment  of Marden,  Harrison & Kreuter CPAs,  P.C. was ratified by the following votes:

     (1)  To elect two Class II Directors  to serve until the annual  meeting of stockholders in the year 2009.

                                          Votes        Votes         Broker
                Name                       FOR        WITHELD       Non-votes
                ----                       ---        -------       ---------
     Russell Molina (Class II)          4,785,356     348,965           0
     Innis O'Rourke, Jr. (Class II)     4,784,939     349,382           0

          Floyd  Warkol,  Stanley  Kreitman,  John  Cavanagh and Warren O. Kogan
          continue to serve as directors of the Company after the Annual Meeting of Stockholders.

     (2)  To ratify the appointment of Marden,  Harrison & Kreuter CPAs, P.C. as the Company's independent auditors for the fiscal year ending December
          31, 2006.

               Votes            Votes             Votes           Broker
                FOR            AGAINST          ABSTAINED        NON-VOTES
                ---            -------          ---------        ---------
              5,124,500         9,398              423              0

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

                                      KSW, INC.

Date:  August 9, 2006
                                      /s/Richard W. Lucas
                                      ------------------------------
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

