Form 10-Q
period 2006-09-30
KSW INC
filed 2006-11-08
CIK 1004125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                        Commission File Number 001-32865

                                    KSW, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              11-3191686
       ------------------------------             ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)


      37-16 23rd Street, Long Island City, New York         11101
      ---------------------------------------------       ----------
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

Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non-Accelerated Filer [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING AT
                  CLASS                        NOVEMBER 7, 2006
         -----------------------------------   ----------------
         Common stock, $.01 par value             5,734,811

================================================================================

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets -
             September 30, 2006 and December 31, 2005                         3

             Consolidated Statements of Income -
             Three and nine months ended September 30, 2006 and 2005          4

             Consolidated Statements of Comprehensive Income   -
             Three and nine months ended September 30, 2006 and 2005          5

             Consolidated Statement of Stockholders' Equity -
             Nine months ended September 30, 2006                             6

             Consolidated Statements of Cash Flows
             Nine months ended September 30, 2006 and 2005                    7

             Notes to Consolidated Financial Statements                       8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     19

Item 4.      Controls and Procedures                                         19

PART II  OTHER INFORMATION

Item 1       Legal Proceedings                                               20
Item 1A      Risk Factors                                                    20
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds     20
Item 3       Defaults Upon Senior Securities                                 20
Item 4       Submission of Matters to a Vote of Security Holders             20
Item 5       Other Information                                               20
Item 6       Exhibits                                                        20

SIGNATURE                                                                    21
INDEX TO EXHIBITS                                                            22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             September 30,    December 31,
                                                                 2006            2005
                                                             -------------   -------------
                                                              (unaudited)
ASSETS
Current assets:
   Cash                                                      $      11,514   $       5,199
   Marketable securities                                               813             774
   Accounts receivable, less allowance
     for doubtful accounts of $200 at
     9/30/06 and 12/31/05                                           12,746          11,887
   Retainage receivable                                              5,570           2,764
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                               1,468             480
   Prepaid expenses and other receivables                              293             144
                                                             -------------   -------------
      Total current assets                                          32,404          21,248

Property and equipment, net of accumulated
   depreciation and amortization of $2,017 and $1,969
   at 9/30/06 and 12/31/05, respectively                               252             112

Deferred income taxes and other                                        621           1,350
                                                             -------------   -------------
   Total assets                                              $      33,277   $      22,710
                                                             =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $      12,497   $       9,533
   Retainage payable                                                 2,981           1,576
   Accrued payroll and benefits                                      1,300             542
   Accrued expenses                                                    427             206
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                3,544           1,335
   Income taxes payable                                                678               -
                                                             -------------   -------------
        Total current liabilities                                   21,427          13,192
                                                             -------------   -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                       -               -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,716,611 and 5,470,311 shares issued
     and outstanding at 9/30/06 and 12/31/05, respectively              57              54
   Additional paid-in capital                                       10,635           9,729
   Retained earnings (deficit)                                       1,061            (347)
   Accumulated other comprehensive income:
      Net unrealized holding gains on available
        for sale securities                                             97              82
                                                             -------------   -------------
        Total stockholders' equity                                  11,850           9,518
                                                             -------------   -------------
   Total liabilities and stockholders' equity                $      33,277   $      22,710
                                                             =============   =============

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                      Three Months        Three Months       Nine Months        Nine Months
                                          Ended              Ended             Ended              Ended
                                      September 30,      September 30,      September 30,      September 30,
                                          2006               2005               2006                2005
                                      -------------      -------------      -------------      -------------
Revenues                              $      21,644      $      14,849      $      57,537      $      36,277
Cost of revenues                             19,204             13,333             50,489             32,490
                                      -------------      -------------      -------------      -------------
 Gross profit                                 2,440              1,516              7,048              3,787

Selling, general and
 administrative expenses                      1,149(1)           1,022              4,001(1)           2,831
                                      -------------      -------------      -------------      -------------

  Operating income                            1,291                494              3,047                956
                                      -------------      -------------      -------------      -------------

Other income :
  Interest income, net                           94                  2                212                 12
  Gain on sales of
   marketable securities                          -                  -                  -                 15
                                      -------------      -------------      -------------      -------------
 Total other income                              94                  2                212                 27
                                      -------------      -------------      -------------      -------------

 Income before provision
  (benefit) for income taxes                  1,385                496              3,259                983

Provision (benefit) for income
  taxes                                         600               (766)(2)          1,510               (732)(2)
                                      -------------      -------------      -------------      -------------

Net income                            $         785      $       1,262      $       1,749      $       1,715
                                      =============      =============      =============      =============

Income per common share:
  Basic                               $         .14      $         .23      $         .31      $         .31
  Diluted                             $         .13      $         .23      $         .30      $         .31

Weighted average common
 shares outstanding:
  Basic                                   5,711,886          5,470,311          5,644,441          5,470,311
  Diluted                                 5,843,934          5,547,363          5,775,160          5,470,311

Cash dividend declared and
  and paid per common share           $           -      $           -      $         .06      $           -

(1) During the three months and nine months ended September 30, 2006, selling and general administrative expenses include stock compensation expenses of $23 and $506, respectively, related to the exercise of stock options and the adoption of the new accounting standard, SFAS 123-R.

(2) During the three months and nine months ended September 30, 2005, the provision (benefit) for income taxes includes the reversal of a deferred tax valuation allowance of $759.

           See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                      Three Months       Three Months        Nine Months        Nine Months
                                          Ended              Ended              Ended              Ended
                                      September 30,      September 30,      September 30,      September 30,
                                          2006               2005               2006               2005
                                      -------------      -------------      -------------      -------------
Net income                            $         785      $       1,262      $       1,749      $       1,715
                                      -------------      -------------      -------------      -------------

Other comprehensive income
 before tax:

Unrealized holding gains
 arising during the
 period                                          27                 39                 27                 29

 Less: reclassification adjustment
  for gains included in net
  income                                          -                  -                  -                (15)
                                      -------------      -------------      -------------      -------------

Other comprehensive income
 before tax expense                              27                 39                 27                 14


Income tax expense related to
 items of other comprehensive
 income                                          12                 18                 12                  7
                                      -------------      -------------      -------------      -------------

Other comprehensive income,
 net of tax expense                              15                 21                 15                  7
                                      -------------      -------------      -------------      -------------

Total comprehensive income            $         800      $       1,283      $       1,764      $       1,722
                                      =============      =============      =============      =============

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                       Accumulated
                                               Common Stock           Additional       Retained           Other
                                         -------------------------     Paid-In         Earnings       Comprehensive
                                           Shares        Amount        Capital         (Deficit)         Income           Total
                                         -----------   -----------   -------------   -------------    -------------   -------------
Balances, December 31, 2005                5,470,311   $        54   $       9,729   $        (347)   $          82   $       9,518

Net income                                         -             -               -           1,749                -           1,749

Exercise of stock options                    246,300             3             887               -                -             890

Stock based compensation                           -             -              19               -                -              19

Cash dividends paid - $ .06 per share              -             -               -            (341)               -            (341)

Net unrealized gains on available
 for sale securities                               -             -               -               -               15              15
                                         -----------   -----------   -------------   -------------    -------------   -------------

Balances, September 30, 2006               5,716,611   $        57   $      10,635   $       1,061    $          97   $      11,850
                                         ===========   ===========   =============   =============    =============   =============

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      Nine Months      Nine Months
                                                         Ended            Ended
                                                     September 30,    September 30,
                                                         2006             2005
                                                     -------------    -------------
Cash flows from operating activities:
   Net income                                        $       1,749    $       1,715
Adjustments to reconcile net income to
   cash  provided by operating
    activities:
   Depreciation and amortization                                48               45
   Deferred income taxes                                       949             (766)
   Realized gain on sales of marketable
    securities                                                   -              (15)
   Stock-based compensation expense
    related  to stock option plan                              503                -
Changes in operating assets and liabilities:
   Accounts receivable                                        (859)          (4,833)
   Retainage receivable                                     (2,806)            (858)
   Costs and estimated earnings in
    excess of billings on uncompleted
    contracts                                                 (988)            (506)
   Prepaid expenses and other receivables                     (149)            (151)
   Accounts payable                                          2,964            4,270
   Retainage payable                                         1,405              570
   Accrued payroll and benefits                                758              277
   Accrued expenses                                            221              138
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                                2,209            1,492
   Income taxes payable                                        678                -
                                                     -------------    -------------
Net cash provided by operating activities                    6,682            1,378
                                                     -------------    -------------

Cash flows from investing activities:

   Purchases of property and equipment                        (188)             (58)
   Proceeds from sales of marketable securities                  -              153
   Purchases of marketable securities                          (12)            (158)
                                                     -------------    -------------
Net cash used in investing activities                         (200)             (63)
                                                     -------------    -------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                     406                -
   Tax benefits from exercise of stock options                (232)               -
   Cash dividends paid                                        (341)               -
                                                     -------------    -------------
Net cash used in financing activities                         (167)               -
                                                     -------------    -------------

   Net increase in cash                                      6,315            1,315

Cash, beginning of period                                    5,199            2,960
                                                     -------------    -------------

Cash, end of period                                  $      11,514    $       4,275
                                                     =============    =============
Supplemental disclosure of cash flow
 Information
Cash paid during the period for:
     Interest                                        $           9    $           9
     Income taxes                                    $         113    $          34

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and December 31, 2005, and its income and comprehensive income for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

On January 1, 2006, the Company adopted Statement No. 123-R, "Share Based Payment" ("SFAS 123-R"). SFAS 123-R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition). The Company has elected to adopt SFAS 123-R on the modified prospective method. Under the modified prospective method of transition under SFAS 123-R, compensation costs in 2006 include costs for options granted prior to, but not vested as of December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123-R during the three months and nine months ended September 30, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the option vesting periods.

                                                     Three Months      Nine Months
                                                         Ended           Ended
                                                     September 30,    September 30,
                                                         2005             2005
                                                     -------------    -------------
Net income, as reported                              $   1,262,000    $   1,715,000
Deduct:  Total stock-based compensation
 expense determined under fair value
 based method for all awards,
 net of related tax effects                                  2,000            2,000
                                                     -------------    -------------

Pro forma net income                                 $   1,260,000    $   1,713,000
                                                     =============    =============
Earnings per share:
     Basic - as reported                             $         .23    $         .31
     Basic - pro forma                               $         .23    $         .31

     Diluted - as reported                           $         .23    $         .31
     Diluted - pro forma                             $         .23    $         .31

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

See Note (3) to these consolidated financial statements, "Stockholders' Equity", for a more detailed discussion of the effects of SFAS 123-R on the Company's results of operations and financial condition.

3.   Stockholders' Equity

On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share. The aggregate amount of the dividend was $341,000 and such dividend was paid on June 15, 2006 to shareholders of record as of May 24, 2006.

The adoption of SFAS 123-R lowered net income by approximately $3,000 and $9,000 for the three and nine months ended September 30, 2006, respectively. In addition, during the quarter ended September 30, 2006 an executive exercised options to purchase 6,300 shares which lowered net income for the quarter by $9,000. During the quarter ended June 30, 2006, an executive and a director exercised options to purchase 45,000 shares which lowered net income for the quarter by $59,000. During the first quarter of 2006, two executives and a former director exercised options to purchase 195,000 shares which lowered net income by $196,000.

As of September 30, 2006, there was approximately $48,000 of unrecognized compensation costs related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next 2 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the nine months ended September 30, 2006 is as follows:

                                                                     Weighted
                                                                      Average
                                                     Weighted        Remaining       Aggregate
                                   Number of         Average        Contractual      Intrinsic
                                    Shares        Exercise Price   Term in Years       Value
                                 -------------    --------------   -------------   -------------
Outstanding at January 1, 2006         656,667    $         1.65

Expired/canceled                             -                 -
Granted                                      -                 -
Exercised                             (246,300)   $         1.65
                                 -------------
Outstanding at Sept. 30, 2006          410,367    $         1.65            5.03   $   1,079,000
                                 =============
Exercisable at Sept. 30, 2006          357,033    $         1.65            4.82   $     939,000

There were no options granted during the nine month period ended September 30, 2006.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2006 and 2005, respectively, are as follows:

                                                    Three Months     Three Months     Nine Months      Nine Months
                                                       Ended            Ended            Ended            Ended
                                                   Sept. 30, 2006   Sept. 30, 2005   Sept. 30, 2006   Sept. 30, 2005
                                                   --------------   --------------   --------------   --------------
Proceeds from stock options exercised              $       11,000   $            -   $      406,000   $            -

Tax benefits related to stock options exercised    $        9,000   $            -   $      232,000   $            -

Intrinsic value of stock options exercised         $       13,000   $            -   $      484,000   $            -

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

5.   Recently Issued Accounting Pronouncements:

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
     Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of implementing FIN 48 on our consolidated financial statements.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently evaluating the impact, if any, of SAB 108 on our consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS 157 on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the quarter ended September 30, 2006 increased by $6,795,000, or 45.8%, to $21,644,000, as compared to $14,849,000 for the quarter ended September 30, 2005. Total revenues for the nine months ended September 30, 2006, increased by

$21,260,000,  or 58.6%, to $57,537,000,  as compared to $36,277,000 for the nine months ended September 30, 2005. These increases in revenues were a result of the Company's performance on its backlog of work as of December 31, 2005, as well as work obtained during the period. As of September 30, 2006, the Company had backlog of approximately $104,400,000, as compared to approximately $83,000,000 as of September 30, 2005. Not included in this backlog amount is approximately $8,500,000 of new contracts awarded since September 30, 2006. The Company believes that approximately $85,000,000 of the Company's backlog at September 30, 2006 is not reasonably expected to be completed by December 31, 2006.

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2006 increased by $5,871,000, or 44.0%, to $19,204,000, as compared to $13,333,000 for the quarter ended September 30, 2005. Cost of revenues for the nine months ended September 30, 2006 increased by $17,999,000, or 55.4%, to $50,489,000, as compared to
$32,490,000 for the nine months ended September 30, 2005. The increase in cost of revenues corresponded to the increase in revenues for the applicable periods. The increased revenues have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel. In addition, the Company has taken steps to reduce pricing volatility of piping materials by entering into agreements to purchase these products at fixed prices.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2006 was $2,440,000, or 11.3% of revenues, as compared to a gross profit of $1,516,000, or 10.2% of revenues, for the quarter ended September 30, 2005. Gross profit for the nine months ended September 30, 2006 was $7,048,000, or 12.2% of revenues, as compared to $3,787,000, or 10.4% of revenues, for the nine months ended September 30, 2005. The increase in gross profit for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, was primarily a result of the overall increases in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2006 increased by $127,000, or 12.4%, to $1,149,000, as compared to $1,022,000 for the quarter ended September 30, 2005. SG&A for the nine months ended September 30, 2006 increased by $1,170,000, or 41.3%, to $4,001,000, as compared to $2,831,000 for the nine months ended September 30, 2005. A portion of the changes were a result of the exercise of stock options, as well as expenses related to the vesting of stock options, which increased SG&A by $23,000 and $506,000 for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005. Professional fees, related to the Company's public filings with the Securities and Exchange Commission, together with American Stock Exchange fees, increased by $11,000 and $96,000 for the three and nine months ended September 30, 2006, respectively, as compared to three and nine months ended September 30, 2005. The remaining increases in SG&A for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, were primarily a result of increases in employment costs and office expenses. During the latter half of 2005, the Company's Chief Executive Officer returned to a five-day work week, and additional office staff was hired, which contributed to the increases in 2006.

OTHER INCOME

Other income for the quarter ended September 30, 2006 was $94,000, as compared to other income of $2,000 for the quarter ended September 30, 2005. Other income for the nine months ended September 30, 2006 was $212,000, as compared to other income of $27,000 for the nine months ended September 30, 2005. The changes in other income during the three and nine months ended September 30, 2006, as compared to the same periods in prior years, were primarily a result of the Company's ability to earn interest income on its higher cash position. For the nine months ended September 30, 2005, the Company realized gains on sales of marketable securities totaling $15,000.

PROVISION (BENEFIT) FOR INCOME TAXES

The tax provision for the quarter ended September 30, 2006 was $600,000, as compared to a tax benefit of $766,000 for the quarter ended September 30, 2005. The tax provision for the nine months ended September 30, 2006 was $1,510,000, as compared to a tax benefit of $732,000 for the nine months ended September 30, 2005. The tax rates in all periods were affected by certain state and local taxes which are based on net worth. For the three and nine months ended September 30, 2005, the provision for income taxes differs from the Company's effective income tax rate primarily due to a deferred income tax valuation allowance. During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, establishing, as of January 1, 2002, a test whereby the fair value of goodwill is compared to its carrying value. Based upon this test, the goodwill of the Company was written-off during the first quarter of 2002. This write-off of goodwill created an increase in the deferred tax assets.

At December 31, 2002, the Company provided a valuation allowance (or reserve) against its net deferred tax assets based upon the uncertainty regarding the ultimate realization (or use) in their entirety of these deferred tax assets. At December 31, 2004, the outstanding deferred tax asset valuation allowance was $1,220,000. During the nine months ended September 30, 2005, the Company generated profits which reduced this deferred tax valuation allowance by $461,000. Based upon the Company's backlog as of September 30, 2005, management reevaluated the likelihood that these assets could be used in their entirety, and concluded that the valuation allowance was not required. At September 30, 2005, the Company reversed the outstanding deferred tax valuation allowance totaling approximately $759,000.

NET INCOME

As a result of all the items mentioned above, the Company reported net income of

$785,000, or $.14 per share - basic and $.13 per share-diluted, for the quarter ended September 30, 2006, as compared to reported net income of $1,262,000, or $.23 per share - basic and diluted, for the quarter ended September 30, 2005. Included in the net income for the quarter ended September 30, 2006 are net expenses of approximately $12,000, related to exercising and vesting of stock options during the period, which resulted in the reduction in the calculation of diluted earnings per share of approximately $.01 per share. Excluding the effect of stock options, net income would have been $797,000, or $.14 per share - basic and diluted, for the quarter ended September 30, 2006.

For the nine months ended September 30, 2006, the Company reported net income of $1,749,000, or $.31 per share - basic and $.30 per share diluted, as compared to reported net income of $1,715,000, or $.31 per share - basic and diluted, for the nine months ended September 30, 2005. Included in net income for the nine months ended September 30, 2006 are net expenses of $273,000 related to exercising and vesting of stock options during the period, which resulted in a reduction in the calculation of earnings per share of approximately $.05 per share - basic and diluted. Excluding the effect of stock options, net income would have been $2,022,000, or $.36 per share - basic and $.35 per share - diluted, for the nine months ended September 30, 2006.

Net income for the three and nine months ending September 30, 2005 was increased by the reversal of a deferred tax valuation allowance of $759,000, which
resulted  in  an  increase  in  the   calculation   of  earnings  per  share  of
approximately $.14 per share-basic and diluted. Excluding the effect of this reversal of the deferred tax valuation allowance, net income would have been $503,000 (or $.09 per share-basic and diluted) for the quarter ended September 30, 2005 and $956,000 (or $.17 per share-basic and diluted) for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. The Company has not relied on bank borrowings to finance its operations since July 2003. The Company has a $2,000,000 line of credit, which is subject to certain covenants of which all requirements have been met.

As of September 30, 2006, total cash was $11,514,000, a $7,239,000 increase from the $4,275,000 reported as of September 30, 2005. As described below, this increase is principally the result of an increase in cash provided by operations.

CASH PROVIDED BY OPERATIONS

Net cash provided by operations was $6,682,000 and $1,378,000 for the nine months ended September 30, 2006 and 2005, respectively.

The increase in the net cash provided by operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily a result of the Company's increased earnings and the receipt of the last two installments on the Co-Op City litigation settlement.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $200,000 and $63,000 during the nine months ended September 30, 2006 and 2005, respectively.

The Company received proceeds on the sales of marketable securities of $153,000 during the nine months ended September 30, 2005. The Company purchased marketable securities of $12,000 and $158,000 during the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company purchased property and equipment totaling $188,000 and $58,000 during the nine months ended September 30, 2006 and 2005, respectively.

CASH USED IN FINANCING ACTIVITIES

Net cash used in financing activities during the nine months ended September 30, 2006 was $167,000. During the nine months ended September 30, 2006, two company executives, a director and a former director exercised options to purchase an aggregate of 246,300 shares contributing cash proceeds of $406,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123-R, $232,000 of excess tax benefits for the nine months ended September 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share. The aggregate amount of the dividend was $341,000 and such dividend was paid on June 15, 2006 to shareholders of record as of May 24, 2006.

There were no financing activities during the quarter ended September 30, 2005.

CREDIT FACILITY

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2007, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc.

There were no borrowings against this line of credit during 2006.

Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum (9.25% at September 30, 2006), or the London Interbank Offered Rate ("LIBOR") plus two and one-half percent per annum (7.83% at September 30, 2006).

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

As of September 30, 2006, approximately $14,000,000 of the Company's backlog of $104,400,000 was bonded. The Company provides its surety with a detailed schedule of backlog on a quarterly basis. The Company's bonding limits have been sufficient given the volume and size of the Company's bonded contracts.

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

STOCK - BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123-R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value stock - based compensation and consequently the related amount recognized in the consolidated income statements.

See Note (2) to the consolidated financial statements for more detailed discussion of the effects of SFAS 123-R on our results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note (5) to the Consolidated Financial Statements for a summary of recently issued accounting pronouncements impacting the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described in "Item 1A. Risk Factors" of the Company's Form 10-K for the fiscal year ended December 31, 2005. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments. As of September 30, 2006, the Company has invested $813,000 in marketable securities.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     KSW, INC.

Date: November 7, 2006
                                     /s/ Richard W. Lucas
                                     -------------------------------------------
                                     Richard W. Lucas
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

Exhibit
Number                                Description
-------  ----------------------------------------------------------------------
  11     Statement Regarding Computation of Income per Share

 31.1    Certification of Chief Executive Officer required by Rule 13a-14(a)

 31.2    Certification of Chief Financial Officer required by Rule 13a-14(a)

 32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350

 32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. Section 1350