Form 10-K
period 2006-12-31
KSW INC
filed 2007-03-14
CIK 1004125

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

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        COMMISSION FILE NUMBER: 001-32865

                                   ----------

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

       Registrant's telephone number, including area code: (718) 361-6500

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------            -----------------------------------------
       COMMON STOCK                         AMERICAN STOCK EXCHANGE
      $.01 par value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [ ] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2006 was $19,295,003 (based on a price of $3.95 per share).

As of March 14, 2007, there were 5,803,643 shares of Common Stock, $.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

FORWARD-LOOKING STATEMENTS.....................................................2

PART I.........................................................................3

      ITEM 1.    BUSINESS......................................................3

      ITEM 1A.   RISK FACTORS..................................................7

      ITEM 1B.   UNRESOLVED STAFF COMMENTS.....................................9

      ITEM 2.    PROPERTIES....................................................9

      ITEM 3.    LEGAL PROCEEDINGS.............................................9

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS.......................................................9

                 EXECUTIVE OFFICERS OF THE REGISTRANT.........................10

PART II.......................................................................11

      ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES...................................................11

      ITEM 6.    SELECTED FINANCIAL DATA......................................11

      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF
                 OPERATIONS...................................................13

      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                 RISK.........................................................26

      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 DATA.........................................................27

      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................27

      ITEM 9A.   CONTROLS AND PROCEDURES......................................27

      ITEM 9B.   OTHER INFORMATION............................................27

PART III......................................................................27

      ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......27

      ITEM 11.   EXECUTIVE COMPENSATION.......................................28

      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER
                 MATTERS......................................................28

      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                 DIRECTOR INDEPENDENCE........................................28

      ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................28

PART IV.......................................................................29

      ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................29

SIGNATURES....................................................................31

                           FORWARD LOOKING STATEMENTS

Certain statements contained under "Item 1 - Business", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K regarding matters that are not historical facts, constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements generally can be identified as statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "may", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Many of the risks, uncertainties and other important factors that could cause actual results to differ materially from expectations of the Company are described under "Item 1A - Risk Factors" in this Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. Other than as required by applicable law, we disclaim any obligation to update to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

                                     PART I

ITEM 1      BUSINESS

         General. KSW, Inc., a Delaware corporation (the "Company" or "KSW"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $3,000,000. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company conducts operations through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical"). The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "KSW".

         Some of the Company's ongoing projects include: Cardiovascular Center at New York Presbyterian Hospital, the conversions from office space to residential rental apartments in lower Manhattan at 40 Broad Street, in Brooklyn at 360 Furman Street, and new high rise luxury buildings in Manhattan at Fifteen Central Park West, 170 East End Avenue, 206 East 86th Street, 1330 First Avenue, the residential/hotel complex at 123 Washington Street and the hotel/condo project at 246 Spring Street. The Company is not currently performing work on projects in the public sector.

         The Company's primary strategic objectives are to increase its revenues and profitability in its present business. The Company may look to expand its business into new geographic areas in the Northeastern United States or acquire businesses which would be complementary to its current line of business. The Company may also pursue acquisitions outside its current lines of business for greater diversification.

         The Company's primary business is providing HVAC and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. Historically, some of these contracts were awarded through competitive bids, as some of the owners were public entities.

         During 2006, the Company has focused on the favorable New York City private construction market and has been successful in obtaining projects from private owners and construction companies by utilizing its value engineering and trade management skills. Many of these projects are obtained from repeat customers, who invite the Company to participate in the project while it is still in the design phase, or to assist in bringing a project's budget in line with the customer's requirements.

         The Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems. These changes reduce costs, but still yield the same results as the original plans. The Company's ability to provide this service has become increasingly recognized in the industry and has resulted in the Company's ability to secure projects without bidding against competitors. The Company believes that this service provides additional bidding opportunities in the future.

         The Company's management pioneered the concept of managing the mechanical trade portion of large construction projects. On larger complex projects (generally those having a mechanical portion valued at over $10,000,000), such as the Cardiovascular Center at New York Presbyterian Hospital, Weill Cornell Ambulatory Care Facility, Morgan Stanley Children's Hospital at New York Presbyterian and the Long Island Jewish Hospital Energy Center, it is often beneficial for a construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, the Company believes construction managers can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. The Company believes coordination provides a significant benefit in keeping a project on schedule and within budget.

         As a mechanical trade manager, the Company may subcontract parts of a large project to different subcontractors, thereby increasing competition on projects and lowering bids by allowing smaller contractors to compete for the subcontract work. On some projects, the Company may self-perform a portion of the work for a fixed price. The Company believes customers benefit by having a single source responsible for the cost, coordination and progress of the mechanical portion of the projects. Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business.

         On trade management projects, the Company provides a guaranteed maximum price ("GMP") to its customer for its scope of responsibility. The Company controls the GMP by obtaining price quotes from potential suppliers and subcontractors, requiring payment or performance bonds from major subcontractors and adding a contingency allowance to these price quotes before the Company submits its GMP. The Company also works to control costs because it is a mechanical contractor and can perform some of the guaranteed work on its own should bid prices exceed its estimate. These costs are subject to certain risk factors discussed in "Item 1A - Risk Factors".

         While trade management projects provide a net profit margin lower than that for contracting projects, the Company believes there is generally less risk associated with trade management projects because there is a contingency fund which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses. The Company is at risk for any costs in excess of the GMP. There is no assurance that potential cost overruns will not exceed this contingency.

         Operations. Historically, the Company has obtained projects primarily through negotiations with private owners, construction managers and general contractors and by competitive bidding and negotiations in response to advertisements by federal, state and local governmental agencies. During 2006, the Company has not bid on public projects, but has obtained projects in the private sector by working with owners, developers, construction companies and design professionals on a cooperative basis. The Company's ability to suggest alternative design concepts has allowed its customers to reduce their cost of projects. By providing value engineering and trade management services the Company has been able to secure contracts without participating in a competitive bidding process.

         For all projects, the Company develops a comprehensive project budget using what it believes is a proven cost estimating system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the
Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs compared to the estimates. The Company's costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

         While the Company is not actively pursuing projects in the public sector at this time, it has received letters of approval as an authorized bidder by various government agencies, including the New York City Transit Authority, the New York City Health and Hospitals Corporation, the New York City School Construction Authority, the New York City Housing Authority and the New York State Dormitory Authority.

         Markets. The Company competes for business primarily in the New York City metropolitan area. However, the Company has performed work outside of that area in the past.

         Backlog. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $110,200,000 as of December 31, 2006, compared to approximately $82,200,000 as of December 31, 2005, and approximately $36,000,000 at December 31, 2004. The Company believes that approximately $40,000,000 of the December 31, 2006 backlog is not reasonably expected to be completed in the next fiscal year. The Company is actively seeking new contracts to add to its backlog. Management believes that its value engineering services will continue to assist the Company in obtaining new contracts.

         A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year. The Company believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

         Competition. The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company. However, some of these large competitors are unfamiliar with the New York City metropolitan area. The Company believes it competes favorably with such companies because of its reputation in the New York City area and its knowledge of the local labor force and its ability to value engineer projects. There are also many smaller contractors and subcontractors in the New York City metropolitan area, who may also compete for work. The Company believes there are barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and union workers.

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

         Employees. At December 31, 2006, the Company had approximately 45 full-time office and project support employees. The Company also employs field employees, who are union workers. The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

         The Company pays benefits to union employees through payments to trust funds established by the unions. The Company's obligation is to pay a percentage of the wages of union workers to these trust funds. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan. In 2006, the Company matched 25% of its employees' yearly 401(k) contributions.

         Dependence Upon Customers. At any given time, a material portion of the Company's contract revenue may be generated from a single customer through one large contract or various contracts. The Company's customer base can vary each year based on the nature and scope of the projects undertaken in that year.

         For the year ended December 31, 2006, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC, Glenwood Management Corporation and related entities, and Skanska USA Building Inc. constituted 40%, 18%, 10% and 10% of the Company's total revenues, respectively.

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

         As is customary and required in the industry, the Company is often requested to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed. Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2006, approximately $39,000,000 of the Company's backlog was bonded.

         Other Matters. The Company does not own any patents, patent rights or similar intellectual property. The Company's business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2006, 2005 and 2004, and anticipates no research and development expenses in 2007.

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

         The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2009. The Company has no other current employment or non-competition agreements with senior management. The failure to retain senior management would have a material adverse effect on the Company's business.

         The Company's continued ability to obtain bonding is critical to its ability to bid on most public work and on certain private projects. The surety's provision of bonding pursuant to its arrangement with the Company is solely at the surety's discretion, and the arrangement with the surety is an at-will arrangement subject to termination. If the Company is unable to obtain surety bonds as needed, this could have a material adverse effect on the Company.

         The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs related to shortages of skilled labor and unforeseen jobsite conditions. There can be no assurance that these factors will not affect productivity in the future.

         The Company has in the past experienced significant increases in the cost of steel piping materials, which is the primary material used by the Company on projects. Future increases may impact the Company's profit margins beyond the Company's estimates.

         An economic downturn could result in a decrease in construction spending in the private and public sectors, which could reduce the Company's revenues.

         The Company relies on a relatively small number of customers for a significant share of its revenues. The loss of business from any of these significant customers could have a material adverse effect on the Company's business and its operating results.

         The Company faces intense competition due to the highly competitive nature of the mechanical contracting market that could limit its ability to increase its market share and its revenues.

         During the construction period, owners or general contractors may require the Company to perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and sometimes litigation. The failure of an owner or general contractor to issue change orders or make payments could delay receipt of revenue and require litigation to collect sums due the Company.

         Slow receipt of collections may also result from financial difficulties of a general contractor or an owner. The Company's inability to collect its contract balance on a project could have a material adverse effect on its operating results.

         Although the Company's operations are not directly affected by inflation, both New York City and New York State have large debt service burdens. Inflationary pressures have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn could have a negative impact on the Company's revenues.

         Failure of the Company's subcontractors or providers of equipment to perform as anticipated could have a negative impact on the Company's results. The Company subcontracts a portion of its contracts to specialty subcontractors, and the Company is ultimately responsible for the successful completion of their work. The Company also utilizes equipment manufacturers and suppliers which are responsible for delivering specified products on a timely basis. Although the Company utilizes highly respected companies and sometime requires performance bonds, there is no guarantee that the Company will not incur a material loss due to performance issues related to these arrangements.

         Accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although the Company believes it has sufficient experience and processes to enable it to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future, and these changes could have a material adverse effect on the Company's financial position and results of operations.

         The Company's success depends on attracting and retaining qualified personnel in a competitive environment. The single largest factor in the Company's ability to profitably execute its work is its ability to attract, develop and retain qualified personnel. The Company's success in attracting qualified personnel is dependent on the resources available, the impact of general economic conditions on the labor supply, and the ability to provide competitive compensation.

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

ITEM 3      LEGAL PROCEEDINGS

         There is no material pending legal proceedings to which the Company is a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2006 were as follows:

NAME                 AGE   TITLE
------------------   ---   -----------------------------------------------------
Floyd Warkol         59    Chief Executive Officer, President, Secretary and
                           Chairman of the Board of Directors

Richard W. Lucas     40    Chief Financial Officer

James F. Oliviero    60    General Counsel

Vincent Terraferma   56    Chief Operating Officer of KSW Mechanical

         Mr. Floyd Warkol has been employed as Chairman of the Board since December 1995 and as President, Secretary and Chief Executive Officer of the Company and as Chairman and Chief Executive Officer of KSW Mechanical since January 1994.

         Mr. Richard W. Lucas has been employed as the Chief Financial Officer of the Company and KSW Mechanical, since August 2002. Prior thereto, he was employed from May 1994 through July 2002 by Marden, Harrison & Kreuter CPAs, P.C., the Company's independent certified public accountants. Since February 2006, Mr. Lucas has been a Director of KSW Mechanical.

         Mr. James F. Oliviero has been employed as General Counsel of the Company and KSW Mechanical since February 1998. From January 1994 until February 1998, he was employed as Director of Contract Administration of KSW Mechanical.

         Mr. Vincent Terraferma has been employed as Chief Operating Officer of KSW Mechanical since January 2003. From December 1995 to December 2002, he was KSW Mechanical's Executive Vice President.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock is quoted on the American Stock Exchange under the symbol "KSW."

         At March 14, 2007, the Company had 5,803,643 shares of KSW Common Stock issued and outstanding held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company's stock transfer agent and the Depository Trust Company.

         On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006. The aggregate amount of the dividend was $341,000 and this dividend was paid on June 15, 2006. The Company did not pay dividends in 2005.

         The following information on high and low bid data is provided for 2006 and 2005 based on intraday quotations:

                 2006              2005
            ---------------   ---------------
Quarter      High     Low      High     Low
---------   ------   ------   ------   ------
First ...   $ 4.06   $ 2.80   $  .75   $  .40
Second ..   $ 6.12   $ 3.40   $ 1.80   $  .66
Third ...   $ 4.60   $ 3.66   $ 2.30   $ 1.60
Fourth ..   $ 7.40   $ 3.80   $ 3.10   $ 2.06

These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.

ITEM 6.     SELECTED FINANCIAL DATA

         The following information for the years ended December 31, 2006, 2005, 2004 and 2003 is derived from and incorporated by reference to, the financial statements for those years audited by Marden, Harrison & Kreuter CPAs, P.C. The summary of certain financial information relating to the Company for the year ended December 31, 2002 (as restated) is derived from and incorporated by reference to, the financial statements for the year audited by Rosen Seymour Shapss Martin & Company, LLP. Each of the previously mentioned financial statements is included herein or in prior years' annual reports on Form 10-K and Form 10-K/A, and should be read in conjunction with such financial information

                         FOR THE YEAR ENDED DECEMBER 31,
           (Dollars in thousands, except share and per share amounts)

                                              2006             2005          2004           2003           2002
                                           -----------      -----------   -----------    -----------    -----------
                                                                                                        (Restated)
INCOME STATEMENT:
Revenues ...............................   $    77,128      $    53,378   $    26,281    $    35,002    $    46,448(a)
Costs of revenues ......................        67,155           46,897        24,139         31,148         40,808(a)
Gross profit ...........................         9,973            6,481         2,142          3,854          5,640
Selling, general and administrative
 expenses ..............................         5,147(b)         3,657         3,452          3,010          4,196
Operating income (loss) ................         4,826            2,824        (1,310)           844          1,444
Other income (expense) .................           361               39            52            (59)          (107)
Income (loss) before income taxes ......         5,187            2,863        (1,258)           785          1,337

Provision (benefit) for income
 taxes .................................         2,422              152(c)         22            (30)         1,714(c)
Income (loss) before cumulative effect
 of change in accounting
 principle .............................         2,765            2,711        (1,280)           815           (377)
Cumulative effect of change in
 accounting principle net ..............             -                -             -              -         (1,888)(d)
Net income (loss) ......................         2,765            2,711        (1,280)           815         (2,265)
Net income (loss) per share -
  Basic ................................           .49              .50          (.24)           .15           (.41)
  Diluted ..............................           .48              .50          (.24)           .15           (.41)
Number of shares used in computation :
  Basic ................................     5,667,090        5,470,311     5,470,311      5,470,311      5,470,311
  Diluted ..............................     5,793,772        5,470,311     5,470,311      5,470,311      5,470,311
Dividends per share ....................           .06                -             -              -              -

BALANCE SHEET DATA:
Total assets ...........................   $    35,545      $    22,710   $    13,913    $    16,834    $    17,171
Working capital ........................        12,361            8,056         3,181          4,496          3,495
Current liabilities ....................        22,422           13,192         7,127          8,785         10,029
Long-term liabilities ..................             -                -             -              -              -
Stockholders' equity ...................        13,123            9,518         6,786          8,049          7,142
OTHER DATA:
Current ratio ..........................        1.55:1           1.61:1        1.45:1         1.51:1         1.35:1

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

(b) During the year ended December 31, 2006, selling, general and administrative expenses include stock compensation expenses of approximately $693 related to the exercise of stock options and the adoption, as of January 1, 2006, of accounting standard SFAS 123-R. In addition, during the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts totaling $200, which reduced selling, general and administrative expenses.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis explains the general financial condition and the results of operations for the Company for the years ended December 31, 2006, 2005 and 2004 including:

         o  factors that affect our business;
         o  our earnings and costs in the periods presented;
         o  changes in earnings and costs between periods;
         o  sources of earnings; and
         o  impacts of these factors on our overall financial condition.

         As you read this discussion and analysis, please refer to the Company's consolidated financial statements and the notes thereto for the years ended 2006, 2005 and 2004 included in this report.

OVERVIEW

         The Company, through its wholly-owned subsidiary, furnishes and installs HVAC systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $3,000,000. Some larger company projects involve multi-year contracts, which can account for more than 10% of the Company's revenue in any given year. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.

         The Company obtains projects through both competitive and negotiated bidding processes submitted to project owners or construction managers, many with whom the Company has long standing commercial relationships.

         The Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans, subject to the approval of the design professional. This assistance reduces costs and yields the same results as the original designs. As a result, during 2006, the Company obtained many of its contracts without bidding against its competitors.

         The Company's profitability is dependent on its ability to continue to maintain its commercial relationships and provide quality services necessary to obtain projects. The Company's costs of revenues include field labor, equipment, material, subcontractor and overhead costs. Overhead costs include project supervision and drafting salaries, as well as insurance costs. The Company must control costs of revenues by having the ability to manage material costs, purchase equipment at or below original estimated amounts and control labor costs throughout the duration of each project.

         For the year ended December 31, 2006, the Company's earnings were affected by (1) increased volume (2) expenses related to the vesting and exercising of stock options, (3) an increase in corporate income tax expense and
(4) the reversal of the allowance for doubtful accounts.

         (1) The Company's revenues for 2006 increased 44.5%, as a result of the Company's performance on its backlog as of December 31, 2005, as well as contracts received during 2006. The Company does not anticipate a significant increase in office overhead will be needed during 2007 to complete the December 31, 2006 backlog of $110,200,000.

         (2) On January 1, 2006, the Company adopted the Financial Accounting Standards Board Statement No. 123-R, "Share Based Payment" ("SFAS
123-R"). SFAS 123-R requires all share based payments to employees and non-employee directors including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant. The Company elected to adopt SFAS 123-R on the modified prospective method. Under the modified prospective method of transition under SFAS 123-R, compensation costs in 2006 include costs for options granted prior to, but not vested as of December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

         Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. The Company did not record compensation expense because the exercise price of the shares was equal to the market price at the date of the grant. SFAS 123, "Accounting for Stock Based Compensation - Transition and Disclosure", requires proforma net income disclosures as if the fair value based method defined in SFAS 123 has been applied. The Company continued to apply the provisions of APB 25 and provided the proforma disclosures required by SFAS 123 and amended by SFAS 148.

         The adoption of SFAS 123-R lowered net income by approximately $29,000 during the year ended December 31, 2006. In addition during 2006, six individuals exercised options to purchase 287,832 shares, which lowered net income by approximately $345,000.

         (3) The corporate income tax expense for the year ended December 31, 2006 was higher due to increased earnings.

         (4) During the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts, which increased net income by approximately $107,000.

         The majority of the Company's contracts are awarded on a fixed-price basis. Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company's contract is awarded. The Company purchases most materials throughout the project on a price in effect basis. The Company includes allowances in its estimates for future escalations in steel prices. On May 4, 2006, the Company entered into an agreement with a supplier of piping materials, whereby the Company has committed to purchase certain piping products normally used in its operations, as well as fabrication services, at set prices through April 30, 2007. This agreement does not cover all types of materials the Company utilizes on its projects. The Company has not been able to obtain fixed pricing on certain materials, such as copper tubing, due to current pricing volatility. The Company does not believe that pricing increases on items not covered by this purchase agreement will have a material effect on the Company's results of operations.

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

         The Lawsuit was tried for 47 days and further trial proceedings were scheduled. Pursuant to the Stipulation of Settlement, all claims and counterclaims were discontinued, and the Company received cash payments totaling $2,900,000, with $1,200,000 paid as of December 15, 2005, $850,000 paid by March
31, 2006, and $850,000 paid by September 30, 2006. During the quarter ended December 31, 2005, the Company recognized a pretax net gain, after settlement expenses, of approximately $888,000, related to this matter.

         (3) During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets establishing, as of January 1, 2002, a test whereby the fair value of goodwill is compared to its carrying value. Based upon this test, the goodwill of the Company was written-off during the first quarter of 2002. This write-off of goodwill created an increase in the deferred tax assets. At December 31, 2002, the Company provided a valuation allowance (or reserve) against its net deferred tax assets based upon the uncertainty regarding the ultimate realization (or use) in their entirety of these deferred tax assets. At December 31, 2004, the outstanding deferred tax asset valuation was $1,220,000. During the year ended December 31, 2005, the Company generated profits which reduced this deferred tax valuation allowance and the Company reversed the outstanding deferred tax valuation allowance. This allowance was reversed after the Company's management re-evaluated the likelihood that those assets could be used in their entirety and concluded that the valuation allowance was not required.

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

         Management believes that the future success of the Company lies in its ability to obtain new projects, maintain proper cost controls related to this work, pursue new trade management contracts and continue controlling office expenditures. The Company is dependant on outside factors such as the general health of the New York City metropolitan area economy and continued low interest rates, both of which relate to the strength of the building industry and the type of projects the Company has the ability to obtain. Increasing governmental deficits could also affect the amount of new governmental financed projects which the Company could pursue. The Company must also continue to obtain surety bonds, when required on projects. The Company's management has experience in expanding into new geographic areas; however, to date the Company has conducted its operations primarily in the New York City metropolitan area.

RESULTS OF OPERATIONS

         The following table sets forth the amounts of and as a percentage of total revenues, certain items of the Company's statement of operations for the periods indicated (dollar amounts in thousands):

                                               2006                    2005                    2004
                                       ---------------------   ---------------------   ---------------------
                                        Amount      Percent     Amount      Percent     Amount      Percent
                                       ---------   ---------   ---------   ---------   ---------   ---------
Revenues ...........................   $  77,128       100.0   $  53,378       100.0   $  26,281       100.0
Costs of revenues ..................      67,155        87.1      46,897        87.9      24,139        91.8
                                       ---------   ---------   ---------   ---------   ---------   ---------
Gross profit .......................       9,973        12.9       6,481        12.1       2,142         8.2
Expenses
     Selling, general and
      administrative expenses ......       5,147         6.7       3,657         6.8       3,452        13.1
                                       ---------   ---------   ---------   ---------   ---------   ---------
Operating income (loss) ............       4,826         6.2       2,824         5.3      (1,310)       (4.9)
Other income .......................         361          .5          39          .1          52          .1
                                       ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) before provision for
 income taxes ......................       5,187         6.7       2,863         5.4      (1,258)       (4.8)
Provision for income taxes .........       2,422         3.1         152          .3          22          .1
                                       ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) ..................   $   2,765         3.6   $   2,711         5.1   $  (1,280)       (4.9)
                                       =========   =========   =========   =========   =========   =========

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues

         Revenues increased $23,750,000, or 44.5%, to $77,128,000 for the year ended December 31, 2006, as compared to $53,378,000 for the year ended December 31, 2005. Revenues for the fourth quarter of 2006 were $19,591,000, an increase of $2,490,000, or 14.6%, as compared to $17,101,000 in the fourth quarter of 2005.

         At December 31, 2006, the Company had backlog of approximately $110,200,000. Approximately $40,000,000 of the December 31, 2006 backlog is not reasonably expected to be completed in the next fiscal year. The Company is actively seeking new projects to add to its backlog.

         These increases in revenues were a result of the Company's performance on its backlog of work as of December 31, 2005, as well as work obtained during the period.

         During the year ended December 31, 2006, the Company earned 40%, 18%, 10% and 10% of revenues, respectively, from its largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues

         Costs of revenues increased by $20,258,000, or 43.2%, to $67,155,000 for the year ended December 31, 2006, as compared to $46,897,000 for the year ended December 31, 2005. Costs of revenues for the fourth quarter of 2006 were $16,666,000, an increase of $2,259,000 as compared to $14,407,000 for the fourth quarter of 2005. Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses. Overhead costs include project supervision and drafting salaries as well as insurance costs. The increase in costs of revenues corresponded to the increase in revenues for the applicable periods. Since higher revenues generally require higher expenditures of costs, the increased revenues allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel. In addition, the Company took steps to reduce pricing volatility of piping materials by entering into agreements to purchase these products at fixed prices.

Gross Profit

         For the year ended December 31, 2006, the Company had a gross profit of $9,973,000 or 12.9% of revenues, as compared to $6,481,000 or 12.1% of revenues for the year ended December 31, 2005. In the fourth quarter of 2006, the gross profit was $2,925,000 or 14.9% of revenues, as compared to $2,694,000 or 15.8% of revenues for the fourth quarter of 2005. The increase dollar amount in gross profits was primarily a result of the overall increase in revenues. During the fourth quarter of 2005, the gross profit included an $888,000 gain on the settlement of the Co-Op City project claim settlement.

Selling, General and Administrative Expenses

         For the year ended December 31, 2006, selling, general and administrative ("S,G&A") expenses increased $1,490,000, or 40.7%, to $5,147,000, as compared to $3,657,000 for the year ended December 31, 2005. In the fourth quarter of 2006, S,G&A expenses were $1,146,000, an increase of $320,000, as compared to $826,000 for the fourth quarter of 2005.

         For the above yearly and quarterly periods, a portion of these changes were a result of the vesting and exercising of stock options, professional fees and employment costs. During the year ended December 31, 2006, six individuals exercised options to purchase 287,832 shares, which increased S,G&A expenses by approximately $640,000. In addition, during the year ended December 31, 2006, the Company incurred expenses related to the vesting of stock options of approximately $53,000. Professional fees, related to the Company's public filings with the Securities and Exchange Commission, together with American Stock Exchange fees increased approximately $130,000 during the year ended December 31, 2006. In addition, during the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts totaling $200,000, which reduce S,G&A expenses.

         The remaining changes in S,G&A expenses were primarily a result of increases in employment costs and office expenses. During the latter half of 2005, the Company's Chief Executive Officer returned to a five-day work week, and additional office staff was hired, contributing to the increases in 2006.

Other Income

         Other income for the year ended December 31, 2006 increased $322,000 or 825.6%, to $361,000, as compared to other income of $39,000 for the year ended December 31, 2005. This change in other income was primarily a result of the Company's ability to earn interest income on its increased cash position. Net interest income for the year ended December 31, 2006 was $317,000, as compared to $24,000 for the year ended December 31, 2005. During the years ended December 31, 2006 and 2005, the Company realized gains on the sales of marketable securities totaling $44,000 and $15,000, respectively.

Provision for Income Taxes

         The income tax expense for the year ended December 31, 2006 was $2,422,000, or 46.7% of income before taxes compared to $152,000, or 5.3% of income before taxes for the year ended December 31, 2005. For the year ended December 31, 2005, the provision for income taxes differs from the Company's effective income tax rate primarily due to the reversal of a deferred income tax valuation allowance.

Net income

         As a result of all the items above, the Company reported net income of $2,765,000, or $.49 per share-basic and $.48 per share-diluted, for the year ended December 31, 2006. Included in net income for the year December 31, 2006, are net expenses of approximately $374,000 related to exercising and vesting of stock options during the period, which resulted in a reduction in the calculation of earnings per share of approximately $.07 per share-basic and diluted. During the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts, which increased net income by approximately $107,000 or $.02 per share-basic and diluted. Excluding the effect of stock options and the reversal of the allowance for doubtful accounts, net income for the year ended December 31, 2006 would have been approximately $3,032,000, or $.54 per share-basic and $.53 per share-diluted.

         The Company reported net income of $2,711,000 or $.50 per share-basic and diluted for the year ended December 31, 2005. Excluding the effect of the one time adjustments for the Co-Op City litigation and the reversal of the deferred tax valuation allowance, net income for 2005 would have been $1,473,000 or $.27 per share-basic and diluted.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues

         Revenues from the Company's projects increased $27,097,000, or 103.1%, to $53,378,000 for the year ended December 31, 2005, as compared to $26,281,000 for the year ended December 31, 2004. This increase in revenues was primarily a result of the Company's increased number of contracts in progress at December 31, 2004, as well as projects the Company obtained during 2005. Revenues for the fourth quarter of 2005 were $17,101,000, an increase of $10,224,000, as compared to $6,877,000 for the fourth quarter of 2004. The revenues in the fourth quarter of 2005 include approximately $963,000 related to the Company's settlement of the Co-Op City litigation. At December 31, 2005, the Company had backlog of approximately $82,200,000. The backlog at December 31, 2005 did not include a $9,000,000 contract, which commencement is subject to the project's owner obtaining financing.

         During the year ended December 31, 2005, the Company earned 31%, 11%, 11%, 11% and 10% of revenues, respectively, from its largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues

         Costs of revenues increased by $ 22,758,000, or 94.3%, to $46,897,000 for the year ended December 31, 2005, as compared to $24,139,000 for the year ended December 31, 2004. Costs of revenues for the fourth quarter of 2005 were $ 14,407,000, an increase of $8,068,000, as compared to $6,339,000 for the fourth quarter of 2004. The increases in costs of revenues correspond to the increase in revenue noted above. During the fourth quarter of 2005, the Company incurred expenses related to the Co-Op City litigation settlement of approximately $75,000.

         During year ended December 31, 2004, costs of revenues were increased by the following factors which were not present in 2005: increased costs of steel piping products, revenues insufficient to absorb job-costed project supervision and drafting salaries, and increased labor costs incurred by the Company to retain experienced field labor personnel. These factors did not have the same impact in 2005, and management does not expect these conditions to have the same impact in the future. The Company reduced pricing volatility on purchases of steel piping material by entering into an agreement to purchase these products at fixed prices. In addition, increased revenues and backlog have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and to more effectively utilize its experienced field labor personnel.

Gross Profit

         For the year ended December 31, 2005, the Company had a gross profit of $6,481,000, or 12.1% of revenues, as compared to $2,142,000, or 8.2% of revenues, for the year ended December 31, 2004. In the fourth quarter of 2005, the gross profit was $2,694,000, or 15.8% of revenues, as compared to $538,000, or 7.8% of revenues, for the fourth quarter of 2004. The increased dollar amount in gross profits was primarily a result of the overall increase in revenues. In addition, during the 2005 fourth quarter, the gross profit included an $888,000 gain on the settlement of the Co-Op City project claim litigation.

Selling, General and Administrative Expenses

         For the year ended December 31, 2005, selling, general and administrative ("S,G&A") expenses increased $205,000, or 5.9%, to $3,657,000 compared to $3,452,000 for the year ended December 31, 2004. During the fourth quarter 2005, S,G&A expenses were $826,000 as compared to $566,000 for the same period in 2004, an increase of $260,000. For the above yearly and quarterly periods, the Company's increase in S,G&A was primarily a result of the administration of increased revenues, including an increase in employment costs and office expenses. These increased costs include the Company's Chief Executive Officer resuming a five day work week, and the hiring of additional office staff. In addition, professional fees related to the Company's public filings with the Securities and Exchange Commission, as well as an increase in utility costs related to its office contributed to this increase.

Other Income

         Other income for the year ended December 31, 2005 decreased $13,000, or (25.0%), to $39,000, as compared to $52,000 for the year ended December 31, 2004. During the years ended December 31, 2005 and 2004, the Company realized gains on sales of marketable securities totaling $15,000 and $48,000, respectively. During the years ended December 31, 2005 and 2004, the Company earned net interest income of $24,000 and $4,000, respectively.

Provision for Income Taxes

         The income tax expense for the year ended December 31, 2005 was $152,000, or 5.3% of income before taxes compared to income tax expense of $22,000, or 1.7% of the loss before income taxes in 2004.

         The provision for income taxes differs from the Company's effective income tax rate primarily due to a reversal of a deferred income tax valuation allowance. During 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets establishing, as of January 1, 2002, a test whereby the fair value of goodwill is compared to its carrying value. Based upon this test, the goodwill of the Company was written-off during the first quarter of 2002. This write-off of goodwill created an increase in the deferred tax assets.

         At December 31, 2002, the Company provided a valuation allowance (or reserve) against its net deferred tax assets based upon the uncertainty regarding the ultimate realization (or use) in their entirety of these deferred tax assets. At December 31, 2004, the outstanding deferred tax asset valuation allowance was $1,220,000. During the nine months ended September 30, 2005, the Company generated profits which reduced this deferred tax valuation allowance by $461,000. Based upon the Company's backlog as of September 30, 2005, management re-evaluated the likelihood that these assets could be used in their entirety, and concluded that the valuation allowance was not required. At September 30, 2005, the Company reversed the outstanding deferred tax valuation allowance totaling approximately $759,000.

         State and local tax rates are not affected by the above, but are determined by the Company's net worth.

Net Income

         As a result of all the items above, the Company reported net income of $2,711,000 or $.50 per share basic and diluted for the year ended December 31, 2005 as compared to a reported net loss of $1,280,000 or $(.24) per share-basic and diluted for the year ended December 31, 2004.

         Excluding the effect of the one time adjustments for the Co-Op City litigation settlement and the reversal of the deferred tax valuation allowance, net income for 2005 would have been $1,473,000 or $.27 per share-basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's principal capital requirement is to fund its work on construction projects. Projects are billed on a monthly basis based on the work performed to date. These project billings, less a withholding of retention which is received as the project nears completion, are collectible based on the respective contract terms. The Company has historically relied primarily on internally generated funds. The Company has not relied on bank borrowings to finance its operations since July 2003. The Company has a line of credit, which is subject to certain conditions. See discussion of Credit Facility below.

         As of December 31, 2006, the Company's cash and cash equivalents balances totaled $14,085,000, an increase of $8,886,000 from the $5,199,000 reported as of December 31, 2005.

Net cash provided by (used in) Operating Activities

         Net cash provided by operating activities was $8,485,000 and $2,325,000 for the years ended December 31, 2006 and 2005, respectively. Net cash used in operating activities was $168,000 for the year ended December 31, 2004. The cash provided by operations in both 2006 and 2005 was primarily due to increases in operating income. During 2004, the cash used in operating activities was primarily the result of losses incurred during the period that were partially offset by receivables collected in excess of cash payments made. Cash provided by operations for the years ended December 31, 2006 and 2005 include receipts on the Co-Op City litigation settlement of $1,700,000 in 2006 and $1,200,000 in 2005.

Cash used in Investing Activities

         Net cash used in investing activities were $51,000 in 2006, $86,000 in 2005 and $28,000 in 2004. The Company purchased marketable securities of $12,000, $163,000 and $685,000 during 2006, 2005 and 2004, respectively. The
Company received proceeds on the sales of marketable securities of $171,000, $153,000 and $676,000 during 2006, 2005 and 2004, respectively. In addition, the Company purchased property and equipment totaling $210,000, $76,000 and $19,000 during 2006, 2005 and 2004, respectively.

Cash provided by Financing Activities

         During 2006, net cash provided by financing activities was $452,000. During 2005 and 2004, no cash was provided by or used in financing activities.

         During the year ended December 31, 2006, six individuals exercised options to purchase an aggregate of 287,832 shares contributing cash proceeds of $475,000 to the Company.

         Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123-R, $318,000 of excess tax benefits for the year ended December 31, 2006 have been classified as an operating cash outflow and a financing cash inflow.

         On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006. The aggregate amount of the dividend was $341,000, and this dividend was paid on June 15, 2006.

Credit Facility

         The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. On March 8, 2007, the Company's bank extended the working capital credit facility for a term expiring March 30, 2008. There have been no borrowings against this facility during 2006 and 2005.

         Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum (9.25% at December 31, 2006), or the London Interbank Offered Rate ("LIBOR") plus two and one-half percent per annum (7.84% at December 31, 2006).

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

Surety

         On some of its projects, the Company is required to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding available, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The Company is contingently liable to the surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties. Management believes that all contingent liabilities will be satisfied by the Company's performance on the specific bonded contracts involved. The surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination.

         As of December 31, 2006, approximately $39,000,000 of the Company's backlog of approximately $110,200,000 was bonded. The Company provides its surety with a detailed schedule of backlog on a quarterly basis. The Company's bonding limits are sufficient given the volume and size of the Company's bonded contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Accounting for revenue recognition for construction contracts

         The Company recognizes revenue for long-term construction contracts not yet completed using the "percentage of completion" method, measured by the percentage of total costs incurred to date as compared to total estimated costs at the completion of each contract. When the Company bids on projects, a comprehensive budget is prepared dividing the project into line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As projects progress, the Company's project managers plan, schedule and oversee operations and review project costs compared to the estimates. Management reviews on a bi-weekly basis the progression of the contract with the project manager. An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts. The results of these procedures help determine the anticipated total costs at completion, based on facts and circumstances known at the time. Any revisions in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes. The Company receives change orders for project scope changes. For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims. Such claims are not carried on the books until they are acknowledged by the owner or contractor.

Accounts and retainage receivable

         Judgment is required to estimate the collectibility of accounts and retainage receivable. The Company has in the past established an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management's periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account-by-account basis. Accounts receivable and contract retentions are due based on contract terms. Amounts are deemed delinquent when they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

         At December 31, 2006, the Company has not recorded an allowance for uncollectible trade accounts and retainage receivable.

Accounting for income taxes

         Judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and valuation allowances that might be required against the deferred tax assets and liabilities. The Company's consolidated balance sheets at December 31, 2006 and 2005 include deferred tax assets totaling $505,000 and $1,349,000, respectively.

Accounting for stock-based compensation

         The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123-R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and the related amount recognized in the consolidated income statements.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

         In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued beginning with the first quarter of 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company's consolidated results of operations and financial conditions.

CONTRACTUAL OBLIGATIONS

         As of December 31, 2006, outstanding contractual obligations are as follows:

                             PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS            TOTAL      LESS THAN 1 YEAR   1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
------------------------------   ----------   ----------------   ----------   ----------   -------------
Long- term debt                  $        -   $              -   $        -   $        -   $           -

Capital leases                            -                  -            -            -               -

Operating leases (a)                494,000            195,000      299,000            -               -

Purchase obligations under
 construction contracts (b)               -                  -            -            -               -

Other long-term obligations               -                  -            -            -               -
                                 ----------   ----------------   ----------   ----------   -------------
Total                            $  494,000   $        195,000   $  299,000   $        -   $           -
                                 ==========   ================   ==========   ==========   =============

         (a) The Company is obligated to pay monthly rental payments of approximately $16,000 on its lease for office space in Long Island City, New York. The Company has exercised its option to extend the lease for the period July 2006 through June 2009.

         (b) On May 4, 2006, the Company entered into an agreement with a supplier of piping materials, whereby the Company has committed to purchase certain piping products normally used in its operations, as well as fabrication services, at set prices through April 30, 2007.

OFF -BALANCE SHEET ARRANGEMENTS

         No disclosures are required pursuant to Item 303 (a) (4) of Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not utilize futures, options or other derivative instruments. As of December 31, 2006, the Company has invested $663,000 in marketable securities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference from Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure required.

ITEM 9A.    CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2006.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter ended December 31, 2006, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

         None.

                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Other than information with respect to the Company's executive officers, which is set forth after Item 4 of Part I of this Form 10-K, and information regarding the Company's Code of Ethics, as set forth below, the information required to be disclosed pursuant to Item 10 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

CODE OF ETHICS

         The Company has adopted a written Code of Business Conduct and Ethics (the "Code of Ethics") that applies to its principal executive officer, principal financial and accounting officer, directors, officers and employees. Copies of the Company's Code of Ethics will be provided free of charge upon written request directed to the Company's Director of Investor Relations, at 37-16 23rd Street, Long Island City, New York 11101.

ITEM 11.    EXECUTIVE COMPENSATION

         The information required to be disclosed pursuant to Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required to be disclosed pursuant to Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

         a. The information required to be disclosed pursuant to Item 13 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

         b. Any transaction required to be disclosed under this item must be approved by the Board of Directors as being in the Company's interest.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required to be disclosed pursuant to Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

         1. and 2. Financial statement and financial statement schedules.

         See Index to consolidated financial statements and financial statement schedules on page F-1 of this Form 10-K.

         3. Exhibits

No.                                     Description
---------   --------------------------------------------------------------------
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

10.1 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-32865), filed with the Commission on March 30, 1999).

10.2 1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 001-32865), filed with the Commission on November 24, 1995).

10.3 Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005.

10.4 Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

10.5 Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit
            10.21 to the Company's Annual Report on Form 10-K for the year ended December 3, 2005, filed with the Commission on March 16, 2006).

10.6 Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A.

11          Statement Regarding Computation of Net Earnings (Loss) Per Share.

21.1        List of Subsidiaries.

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

                                     KSW, INC.

                                     By: /s/ Floyd Warkol
                                         ---------------------------------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 14, 2007

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Floyd Warkol
                                         ----------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 14, 2007

                                         /s/ Stanley Kreitman
                                         ---------------------------------------
                                         Stanley Kreitman
                                         Director
                                         March 14, 2007

                                         /s/ Innis O'Rourke
                                         ---------------------------------------
                                         Innis O'Rourke
                                         Director
                                         March 14, 2007

                                         /s/ Warren O. Kogan
                                         ---------------------------------------
                                         Warren O. Kogan
                                         Director
                                         March 14, 2007

                                         /s/ John A. Cavanagh
                                         ---------------------------------------
                                         John A. Cavanagh
                                         Director
                                         March 14, 2007

                                         /s/ Richard W. Lucas
                                         ---------------------------------------
                                         Richard W. Lucas
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)
                                         March 14, 2007

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         -------
Report of Independent Registered Public Accounting Firm                  F-2

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

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Comprehensive Income (Loss)                   F-6

Consolidated Statements of Stockholders' Equity                          F-7

Consolidated Statements of Cash Flows                                    F-8-9

Notes to Consolidated Financial Statements                               F-10-31

Schedule II- Schedule of Valuation and Qualifying Accounts               F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary
37-16 23rd Street
Long Island City, New York 11101

We have audited the accompanying consolidated balance sheets of KSW, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement Schedule II is presented for additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
February 15, 2007, except for Note 17 (A), as to which the date is March 6, 2007 and for Note 17 (B), as to which the date is March 8, 2007.

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2006 AND 2005
                        (in thousands, except share data)

                                   ----------

                                               2006       2005
                                             --------   --------
    ASSETS

Current assets:
  Cash and cash equivalents                  $ 14,085   $  5,199
  Marketable securities                           663        774
  Accounts receivable, net                     13,205     11,887
  Retainage receivable                          5,566      2,764
  Costs and estimated earnings in excess
   of billings on uncompleted contracts         1,017        480
  Prepaid expenses and other receivables          247        144
                                             --------   --------
      Total current assets                     34,783     21,248

Property and equipment, net                       256        112
Deferred income taxes and other                   506      1,350
                                             --------   --------
    Total assets                             $ 35,545   $ 22,710
                                             ========   ========

                                   (continued)

                                                                     2006        2005
                                                                   ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  11,960   $   9,533
  Retainage payable                                                    2,798       1,576
  Accrued payroll and benefits                                           932         542
  Accrued expenses                                                       296         206
  Billings in excess of costs and
   estimated earnings on uncompleted contracts                         4,987       1,335
  Income taxes payable                                                 1,449           -
                                                                   ---------   ---------
    Total current liabilities                                         22,422      13,192
                                                                   ---------   ---------

Commitments and contingencies (Note 11)

Stockholders' equity:

  Preferred stock: $.01 par value, 1,000,000 shares authorized,
   no shares issued and outstanding                                        -           -
  Common stock:  $.01 par value, 25,000,000 shares authorized,
   5,758,143 and 5,470,311 shares issued and outstanding at 2006
   and 2005, respectively                                                 58          54
  Additional paid-in capital                                          10,890       9,729
  Retained earnings (deficit)                                          2,077        (347)
  Accumulated other comprehensive income:
    Net unrealized holding gains on available for sale
     securities                                                           98          82
                                                                   ---------   ---------
      Total stockholders' equity                                      13,123       9,518
                                                                   ---------   ---------
      Total liabilities and stockholders' equity                   $  35,545   $  22,710
                                                                   =========   =========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                      (in thousands, except per share data)

                                   ----------

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Revenues                                         $     77,128   $     53,378   $     26,281
Costs of revenues                                      67,155         46,897         24,139
                                                 ------------   ------------   ------------
Gross profit                                            9,973          6,481          2,142
Selling, general and administrative expenses            5,147          3,657          3,452
                                                 ------------   ------------   ------------
Operating income (loss)                                 4,826          2,824         (1,310)
                                                 ------------   ------------   ------------
Other income :
  Interest income, net                                    317             24              4
  Gain on sales of marketable securities                   44             15             48
                                                 ------------   ------------   ------------
Total other income                                        361             39             52
                                                 ------------   ------------   ------------
Income (loss) before provision for
 taxes                                                  5,187          2,863         (1,258)
Provision for income taxes                              2,422            152             22
                                                 ------------   ------------   ------------
Net income (loss)                                $      2,765   $      2,711   $     (1,280)
                                                 ============   ============   ============
Basic income (loss) per common share             $        .49   $        .50   $       (.24)
                                                 ============   ============   ============
Diluted income (loss) per common share           $        .48   $        .50   $       (.24)
                                                 ============   ============   ============
Weighted average common shares outstanding -
  Basic                                             5,667,090      5,470,311      5,470,311
  Diluted                                           5,793,772      5,470,311      5,470,311

Cash dividend declared and paid per share        $        .06   $          -   $          -
                                                 ============   ============   ============

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (in thousands)

                                   ----------

                                                                       2006       2005       2004
                                                                     --------   --------   --------
Net income (loss)                                                    $  2,765   $  2,711   $ (1,280)
                                                                     --------   --------   --------
Other comprehensive income (loss) before tax:
  Net unrealized holding gains arising during the year                     73         55         79
  Less: reclassification adjustment for gains included in net
   income (loss)                                                          (44)       (15)       (48)
                                                                     --------   --------   --------
  Other comprehensive income before tax                                    29         40         31
Income tax related to items of other comprehensive
 income (loss)                                                            (13)       (19)       (14)
                                                                     --------   --------   --------
Other comprehensive income, net of tax                                     16         21         17
                                                                     --------   --------   --------
Total comprehensive income (loss)                                    $  2,781   $  2,732   $ (1,263)
                                                                     ========   ========   ========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

                                                                                              ACCUMULATED
                                               COMMON STOCK        ADDITIONAL   RETAINED         OTHER
                                           ---------------------    PAID-IN     EARNINGS     COMPREHENSIVE
                                            SHARES      AMOUNT      CAPITAL     (DEFICIT)       INCOME         TOTAL
                                           ---------   ---------   ----------   ---------    -------------   ---------
Balances, December 31, 2003                5,470,311   $      54   $    9,729   $  (1,778)   $          44   $   8,049
Net loss                                           -           -            -      (1,280)               -      (1,280)
Net unrealized gains on available
 for sale securities                               -           -            -           -               17          17
                                           ---------   ---------   ----------   ---------    -------------   ---------
Balances, December 31, 2004                5,470,311          54        9,729      (3,058)              61       6,786
Net income                                         -           -            -       2,711                -       2,711
Net unrealized gains on available
 for sale securities                               -           -            -           -               21          21
                                           ---------   ---------   ----------   ---------    -------------   ---------
Balances, December 31, 2005                5,470,311          54        9,729        (347)              82       9,518

Net income                                         -           -            -       2,765                -       2,765
Exercise of stock options                    287,832           4        1,108           -                -       1,112
Stock-based compensation                           -           -           53           -                -          53
Cash dividend paid - $.06 per share                -           -            -        (341)               -        (341)
Net unrealized gains on available for
  sale securities                                  -           -            -           -               16          16
                                           ---------   ---------   ----------   ---------    -------------   ---------
Balances, December 31, 2006                5,758,143   $      58   $   10,890   $   2,077    $          98   $  13,123
                                           =========   =========   ==========   =========    =============   =========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (in thousands)

                                   ----------

                                                             2006       2005       2004
                                                           --------   --------   --------
Reconciliation of net income (loss) to net cash
 from operating activities:

    Net income (loss)                                      $  2,765   $  2,711   $ (1,280)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                66         62         67
    Deferred income taxes (benefit)                             856        101        (14)
    Tax benefits from exercise of stock
     options                                                   (318)         -          -
    Allowance for doubtful accounts                            (200)         -          -
    Realized gains on sales of
     marketable securities                                      (44)       (15)       (48)
    Stock-based compensation expense
     related to stock option plan                               690          -          -
  Changes in assets (increase) decrease:
    Accounts receivable                                      (1,118)    (5,639)     1,992
    Retainage receivable                                     (2,802)      (776)       171
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                         (537)      (244)       386
    Prepaid expenses and other receivables                     (103)        60        216

Changes in liabilities increase (decrease):
    Accounts payable                                          2,427      4,627        (72)
    Retainage payable                                         1,222        555       (120)
    Accrued payroll and benefits                                390        322       (257)
    Accrued expenses                                             90         58        (34)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                        3,652        503     (1,175)
    Income taxes payable                                      1,449          -          -
                                                           --------   --------   --------
      Net cash provided by (used in) operating
       activities                                             8,485      2,325       (168)
                                                           --------   --------   --------

                                   (continued)

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (in thousands)

                                   ----------

                                                        2006        2005        2004
                                                      --------    --------    --------
Cash flows from investing activities:
  Proceeds received on sales of
   marketable securities                              $    171    $    153    $    676
  Purchases of marketable securities                       (12)       (163)       (685)
  Purchases of property and
   equipment                                              (210)        (76)        (19)
                                                      --------    --------    --------
    Net cash used in investing
     activities                                            (51)        (86)        (28)
                                                      --------    --------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock
   options                                                 475           -           -
  Tax benefits from exercise of stock
   options                                                 318           -           -
  Cash dividends paid                                     (341)          -           -
                                                      --------    --------    --------
    Net cash provided by financing
     activities                                            452           -           -
                                                      --------    --------    --------
    Net increase (decrease) in cash                      8,886       2,239        (196)
Cash, beginning of year                                  5,199       2,960       3,156
                                                      --------    --------    --------
Cash and cash equivalents, end of year                $ 14,085    $  5,199    $  2,960
                                                      ========    ========    ========
Supplemental disclosure of cash
 flow information:

  Cash paid during the year for:

    Interest                                          $     13    $     13    $     15

    Income taxes                                      $    142    $     51    $     36

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(1)      PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

         The consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company." All material intercompany accounts and transactions have been eliminated in consolidation.

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

         (A)      REVENUE AND COST RECOGNITION

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

         (A)      REVENUE AND COST RECOGNITION - CONT'D

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

         (B)      CASH AND CASH EQUIVALENTS

                  The  Company  considers  all highly  liquid  instruments  with original  maturities  of  three  months  or  less  to be  cash equivalents. At December 31, 2005, there were no cash equivalents. At December 31, 2006, cash equivalents consist of money market accounts.

         (C)      MARKETABLE SECURITIES

                  Marketable securities, consisting of equity securities, are classified as "available-for-sale" securities and are stated at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings. Unrealized holding gains and losses are reported as comprehensive income (loss) in a separate component of stockholders' equity.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

         (D)      CONTRACTS RECEIVABLE

                  Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices. The Company may establish an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management's periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account-by-account basis. Accounts receivable and contract retentions are due based on contract terms. Amounts are deemed delinquent when they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

         (E)      CREDIT RISK

                  Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

                  The Company maintains its cash accounts at balances, which exceed federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2006, amounts in excess of federally insured limits totaled approximately $15,176.

                  Trade accounts and retainage receivables, at times, are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $13,177 and $7,760 at December 31, 2006 and 2005, respectively.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

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

         (I)      USE OF ESTIMATES

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (J)      STOCK OPTIONS

                  On January 1, 2006, the Company adopted Statement No. 123-R, "Share Based Payment" ("SFAS 123-R"). SFAS 123-R requires all share based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition). The Company has elected to adopt SFAS 123-R on the modified prospective method.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

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

         (K)      FINANCIAL INSTRUMENTS

                  The carrying value of marketable securities approximates fair value as determined by market quotes. The carrying value of receivables and payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, approximates fair value.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

         (L)      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

                  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

                  In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" (SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for our financial statements beginning with the first quarter of 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(3)      MARKETABLE SECURITIES

         The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2006 and 2005, is as follows:

                                                  Gross
                                                Unrealized       Gross
                                                 Holding       Unrealized        Fair
                                        Cost      Gains      Holding Losses     Value
                                        -----   ----------   --------------   ----------
         December 31, 2006:
         Marketable equity securities   $ 481   $      195   $          (13)  $      663
                                        =====   ==========   ==============   ==========

         December 31, 2005:
         Marketable equity securities   $ 621   $      171   $          (18)  $      774
                                        =====   ==========   ==============   ==========

         At December 31, 2006 and 2005, gross unrealized holding losses on available for sale securities were $13 and $18, respectively. At December 31, 2006 and 2005, gross unrealized holding gains on available for sale securities were $195 and $171, respectively. The change in net unrealized holding gains is $16 and $21 for the years ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, available-for-sale securities were sold for total proceeds of approximately $171 and $153, respectively. The gross realized gains on these sales totaled approximately $44 and $15 for the years ended December 31, 2006 and 2005, respectively.

(4)      CONTRACTS RECEIVABLE

                                                       2006       2005
                                                     --------   --------
         Accounts receivable:
           Billed
             Contracts in progress                   $  9,809   $  7,779
             Completed contracts                        3,396      3,990
           Unbilled                                         -        318
                                                     --------   --------
                                                       13,205     12,087
         Less:  Allowance for doubtful collections          -        200
                                                     --------   --------
                                                     $ 13,205   $ 11,887
                                                     ========   ========
         Retainage receivable                        $  5,566   $  2,764
                                                     ========   ========

         During the year ended December 31, 2006, the Company reversed the allowance for doubtful accounts totaling $200 and there were no direct write-downs of accounts and retainage receivable during the year.

         At December 31, 2006, retained contract receivables totaling $1,265 are not expected to be realized within one year.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(5)      CONSTRUCTION CONTRACTS

         Information with respect to contracts in progress at December 31, 2006 and 2005 is as follows:

                                                           2006       2005
                                                         --------   --------
           Costs on uncompleted contracts                $ 64,838   $ 25,385

           Estimated earnings thereon                       9,806      3,472
                                                         --------   --------
                                                           74,644     28,857

           Less billings applicable thereto                78,614     29,712
                                                         --------   --------
                                                         $ (3,970)  $   (855)
                                                         ========   ========

         Included in the accompanying consolidated balance sheets under the following captions:

                                                           2006       2005
                                                         --------   --------
           Costs and estimated earnings in excess of
            billings on uncompleted contracts            $  1,017   $    480
           Billings in excess of costs and estimated
            earnings on uncompleted contracts              (4,987)    (1,335)
                                                         --------   --------
                                                         $ (3,970)  $   (855)
                                                         ========   ========

(6)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2006 and 2005 consists of the following:

                                                           2006       2005
                                                         --------   --------
           Machinery and equipment                       $    631   $    481
           Furniture and fixtures                             815        769
           Leasehold improvements                             845        831
                                                         --------   --------
                                                            2,291      2,081

           Less accumulated depreciation and
            amortization                                    2,035      1,969
                                                         --------   --------
                                                         $    256   $    112
                                                         ========   ========

         Depreciation  and   amortization   expense  relating  to  property  and
         equipment was approximately $66, $62 and $67 for the years ended December 31, 2006, 2005 and 2004, respectively.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(7)      INCOME TAXES

         For the years ended December 31, 2006, 2005 and 2004, components of the provision for income taxes are as follows:

                              2006      2005      2004
                             -------   -------   -------
         Current
           Federal           $   873   $     -   $     -
           State and local       693        51        36
                             -------   -------   -------
                             $ 1,566        51        36
                             -------   -------   -------
         Deferred
           Federal               540        60        (8)
           State and local       316        41        (6)
                             -------   -------   -------
                                 856       101       (14)
                             -------   -------   -------
             Total           $ 2,422   $   152   $    22
                             =======   =======   =======

         The Company provided a valuation allowance against its net deferred tax assets based upon an uncertainty regarding the ultimate realization of these deferred tax assets in their entirety. During the year ended December 31, 2004, the deferred tax valuation allowance increased $581. At December 31, 2004, the outstanding deferred tax asset valuation allowance was $1,220. During the year ended December 31, 2005, the Company generated profits which reduced this deferred tax valuation allowance and the Company reversed the outstanding deferred tax valuation allowance. This allowance was reversed after the Company's management re-evaluated the likelihood that these assets could be used in their entirety and concluded that the valuation allowance was not required.

         A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:

                                                                2006       2005       2004
                                                              --------   --------   --------
         Computed tax at the federal statutory rate of 34%    $  1,764   $    974   $   (428)
         State and local taxes, net of federal benefit             628        347       (152)
         Valuation allowance                                         -     (1,220)       581
         Other items, net                                           30         51         21
                                                              --------   --------   --------
         Provision for income taxes                           $  2,422   $    152   $     22
                                                              ========   ========   ========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(7)      INCOME TAXES - CONT'D

         The details of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

                                                            2006       2005
                                                          --------   --------
         Deferred income tax assets:

           Net operating loss carry forwards              $      -   $    362
           Amortization of goodwill                            313        621
           Property and equipment                              225        236
           Allowance for doubtful accounts                       -         92
           Other tax carryforwards                              51        109
                                                          --------   --------
         Total deferred income tax assets                      589      1,420
                                                          --------   --------

         Deferred income tax liabilities:
             Unrealized gains on marketable securities          84         71
                                                          --------   --------
                                                                84         71
                                                          --------   --------

             Deferred income tax assets, net              $    505   $  1,349
                                                          ========   ========

         At December 31, 2005, the Company had net operating loss carry forwards remaining of approximately $1,500, which were utilized during the year ended December 31, 2006. At December 31, 2006 and 2005, the net deferred tax asset is included in long-term assets in the accompanying balance sheets.

(8)      STOCKHOLDERS' EQUITY

         (A)      STOCK OPTION PLAN

                  In 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan ("the Plan"). The Plan enabled the Company to make incentive-based compensation awards to its employees, officers, directors and consultants.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(8)      STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

                  On August 8, 2005, the Board of Directors extended the expiration date of the 526,667 outstanding options to December 2010 from December 2005, and increased the exercise price to $1.66 from $1.50. In addition, on August 8, 2005, the Company issued 80,000 options, at $1.66 per share, to an officer and three Directors. The plan expired December 2005, therefore no new options can be granted under this plan. At December 31, 2005, the Company had 50,000 outstanding options at an exercise price of $1.50 and 606,667 outstanding options at an exercise price of $1.66.

                  On January 1, 2006, the Company adopted FASB Statement No. 123-R, "Share Based Payment" ("SFAS 123-R"). SFAS 123-R requires all share based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition). The Company has elected to adopt SFAS 123-R on the modified prospective method.

                  Under the modified prospective method of transition under SFAS 123-R, compensation costs in 2006 include costs for options granted prior to, but not vested as of December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

                  On November 6, 2006, the Company corrected the vesting dates for options issued to three outside directors to comply with the plan requirement that options be issued when a Director is elected to the Board.

                  For the year ended December 31, 2006, the Company incurred expenses related to six individuals exercising options to purchase 287,832 shares totaling approximately $640. The compensation expense related to the vesting of stock options due to the adoption of SFAS 123-R, resulted in an expense to the Company totaling approximately $53 during the year ended December 31, 2006.

                  At December 31, 2006, the Company had 30,000 outstanding options at an exercise price of $1.50 and 338,835 outstanding options at an exercise price of $1.66. During the year ended December 31, 2006, 53,333 stock options that were not vested as of December 31, 2005 vested, and 13,332 of these stock options were exercised. At December 31, 2006, 26,667 options of the 338,835 outstanding options exercisable at $1.66 have not vested.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(8)      STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

                  At December 31, 2006, there was approximately $13 of unrecognized compensation costs related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next 1.7 years.

                  The  following  table  illustrates  the  effect on net  income
                  (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123-R during the years ended December 31, 2005 and 2004 presented. For the purposes of this proforma disclosure, the value of the options is estimated using Black-Scholes option pricing model and amortized to expense over the vesting periods (in thousands, except per share data).

                                                              2005       2004
                                                            --------   --------
                  Net income (loss) - as reported           $  2,711   $ (1,280)
                  Stock option compensation, net of tax         (194)         -
                                                            --------   --------
                  Net income - pro forma                    $  2,517   $ (1,280)
                                                            ========   ========

                  Basic net income (loss) per share:
                  As reported                               $    .50   $   (.24)
                  Pro form                                  $    .50   $   (.24)

                  Diluted net income (loss) per share)
                  As reported                               $    .46   $   (.24)
                  Pro form                                  $    .46   $   (.24)

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(8)      STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

Changes that occurred in options outstanding during 2006, 2005 and 2004 are summarized below:

                                                   2006                   2005                   2004
                                                 Weighed                Weighed                Weighed
                                                 Average                Average                Average
                                     Number of   Exercise   Number of   Exercise   Number of   Exercise
                                      Shares      Price      Shares      Price      Shares      Price
                                     ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year       656,667   $   1.65     576,667   $   1.50     576,667   $   1.50

Expired/ Canceled                            -                      -          -

Granted - August 2005                        -                 80,000   $   1.66           -

Modified - August 2005                       -               (526,667)     (1.50)          -

Modified - August 2005                       -                526,667   $   1.66           -

Exercised                             (287,832)  $   1.65           -                      -
                                     ---------   --------   ---------              ---------

Outstanding at end of year             368,835   $   1.65     656,667   $   1.65     576,667   $   1.50
                                     =========              =========              =========

Exercisable at end of year             342,168   $   1.65     576,667   $   1.65     576,667   $   1.50
                                     =========              =========              =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 80,000 grants in 2005: dividend yield of 0%; expected volatility of 64.12%; risk-free interest rate of 4.69%; and expected lives of five years. For the 526,667 options that were modified in 2005, an expected life of 2.5 years was used.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(8)      STOCKHOLDERS' EQUITY - CONT'D

         (A)      STOCK OPTION PLAN - CONT'D

                  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years end December 31, 2006, 2005 and 2004, respectively, are as follows:

                                                                      2006      2005      2004
                                                                     -------   -------   -------
                  Proceeds from stock options exercised              $   475   $     -   $     -

                  Tax benefits related to stock options exercised    $   318   $     -   $     -

                  Intrinsic value of stock options exercised         $   636   $     -   $     -

                  The following table summarizes information about stock options outstanding at December 31, 2006:

                           Exercise Price    Shares    Contractual Life
                           --------------   --------   ----------------
                                $ 1.50        30,000       2.8 years
                                $ 1.66       272,167       3.9 years
                                $ 1.66        66,668       8.6 years

                                                                    Term in
                                          Shares    Average Price    Years     Value
                                          -------   -------------   -------   -------
                  Outstanding Options:    368,835   $        1.65      4.71   $ 2,121
                  Exercising Options      342,168   $        1.65      4.40   $ 1,967

         (B)      DIVIDEND DISTRIBUTION

                  On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006. The aggregate amount of the dividend was $341 and such dividend was paid on June 15, 2006.

         (C)      PREFERRED STOCK

                  The Company is authorized to issue 1,000,000 shares of preferred stock. As of December 31, 2006, no shares of preferred stock have been issued by the Company.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(9)      EARNINGS (LOSS) PER SHARE

                                                          2006           2005           2004
                                                      ------------   ------------   ------------
         Net earnings (loss)                          $  2,765,000   $  2,711,000   $ (1,280,000)
                                                      ============   ============   ============

         Earnings (loss) per share - basic:
           Weighted average shares
            outstanding during the year                  5,667,090      5,470,311      5,470,311
                                                      ============   ============   ============

         Earnings (loss) per common share - basic     $        .49   $        .50   $       (.24)
                                                      ============   ============   ============

         Earnings (loss) per share - diluted:
           Weighted average shares
            outstanding during the year                  5,667,090      5,470,311      5,470,311

         Effect of stock option dilution                   126,682              -              -
                                                      ------------   ------------   ------------

         Total shares outstanding for
          purposes of calculating diluted
          earnings per share                             5,793,772      5,470,311      5,470,311
                                                      ============   ============   ============

         Earnings (loss) per common shares
          and common share equivalent -
          diluted                                     $        .48   $        .50   $       (.24)
                                                      ============   ============   ============

(10)     ACCUMULATED OTHER COMPREHENSIVE INCOME

         At December 31, 2006 and 2005, accumulated other comprehensive income, which consists of net unrealized holding gains on available for sale securities, is as follows:

                                            2006      2005
                                            ----      ----
                  Beginning balance         $ 82      $ 61
                  Current period change       16        21
                                            ----      ----
                  Ending balance            $ 98      $ 82
                                            ====      ====

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

(11)     COMMITMENTS AND CONTINGENCIES

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

         (B)      OPERATING LEASE

                  The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2006 as follows:

                           YEAR ENDING
                           DECEMBER 31,
                           ------------
                               2007       $  195
                               2008          199
                               2009          100
                                          ------
                                          $  494
                                          ======

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(11)     COMMITMENTS AND CONTINGENCIES - CONT'D

         (B)      OPERATING LEASE - CONT'D

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

                  Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $191, $185, and $185, respectively.

         (C)      OPERATING LEASE- RELATED PARTY

                  The Company had an operating lease with a related entity controlled by its Chief Executive Officer for rental of office, shop and warehouse space, which expired on December 31, 2002. The Company is renting this space on a month-to-month basis at approximately $8.5 per month.

                  Rent expense, for the years ended December 31, 2006, 2005 and 2004, amounted to $103 to a related entity controlled by the Chief Executive Officer in each year.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(11)     COMMITMENTS AND CONTINGENCIES - CONT'D

         (E)      LEGAL

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

         (F)      EMPLOYMENT AGREEMENT

                  The Company's Chief Executive Officer has a written employment agreement, which expires on December 31, 2007 (See Note 17
                  (A)). This agreement provides a base annual compensation of $450 based on a five-day work week, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur. His estate is entitled to two months pay in the event of his death. In addition, for the period January 1, 2006 through December 31, 2007, he will receive a bonus equal to 9.5% of the Company's adjusted annual operating profits before taxes, which are in excess of $250. For the year ended December 31, 2006, accrued bonus expense related to this agreement was approximately $570.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(11)     COMMITMENTS AND CONTINGENCIES - CONT'D

         (G)      PURCHASE OBLIGATION

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

(12)     CREDIT FACILITY

                  The Company has a line of credit facility from Bank of America, N.A. which provides borrowings for working capital purposes up to $2,000. This facility expires on April 1, 2007, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. (See Note 17(B)).

                  Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum, or the London Interbank Offered Rate("Libor") plus two and one-half percent per annum.

(13)     CONCENTRATION RISKS

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

         (B)      CONTRACT REVENUE/SIGNIFICANT CUSTOMERS

                  Revenues from the Company's largest customers were approximately 40%, 18%, 10% and 10% of its contract revenue in 2006, 31%, 11%, 11%, 11% and 10% of its contract revenue in 2005 and 32%, 23% and 16% of its contract revenue in 2004.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(14)     RETIREMENT PLANS

         (A)      PROFIT-SHARING/401(k) PLAN

                  The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $72, $70 and $60 as a 25% matching contribution for the years ended December 31, 2006, 2005 and 2004, respectively.

         (B)      MULTIEMPLOYER PENSION PLANS

                  Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The Company has expensed approximately $2,524, $1,207 and $972 for the years ended December 31, 2006, 2005 and 2004, respectively, related to multi-employer pension plans for its union employees.

(15)     BACKLOG

         At December 31, 2006, the Company had a backlog of approximately $110,200. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on work which has not commenced.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

(16)     SELECTED QUARTERLY DATA (UNAUDITED)

         The following is unaudited selected quarterly data for the years ended December 31, 2006 and 2005:

                          Year ended December 31, 2006
                -------------------------------------------------
                  First        Second       Third        Fourth
                 quarter      Quarter      Quarter      Quarter      Total
                ----------   ----------   ----------   ----------   --------
Revenues        $   15,761   $   20,132   $   21,644   $   19,591   $ 77,128
Gross profit    $    2,105   $    2,503   $    2,440   $    2,925   $  9,973
Net income      $      346   $      618   $      785   $    1,016   $  2,765
Per share of
 common stock
 earnings
Basic           $      .06   $      .11   $      .14   $      .18   $    .49
Diluted         $      .06   $      .11   $      .13   $      .18   $    .48

Dividends       $        -   $      .06   $        -   $        -   $    .06
Stock prices:
High            $     4.06   $     6.12   $     4.60   $     7.40
Low             $     2.80   $     3.40   $     3.66   $     3.80


                          Year ended December 31, 2005
                -------------------------------------------------
                  First        Second       Third        Fourth
                 Quarter      Quarter      Quarter      Quarter      Total
                ----------   ----------   ----------   ----------   --------
Revenues        $    9,876   $   11,552   $   14,849   $   17,101   $ 53,378
Gross profit    $    1,143   $    1,128   $    1,516   $    2,694   $  6,481
Net income      $      155   $      298   $    1,262   $      996   $  2,711
Per share of
 common stock
 earnings
Basic           $      .03   $      .05   $      .23   $      .19   $    .50
Diluted         $      .03   $      .05   $      .23   $      .19   $    .50

Dividends       $        -   $        -   $        -   $        -   $      -
Stock prices:
High            $      .75   $     1.80   $     2.30   $     3.10
Low             $      .40   $      .66   $     1.60   $     2.06

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                        (in thousands, except share data)

                                   ----------

(17)     SUBSEQUENT EVENTS

         (A)      EMPLOYMENT AGREEMENT

                  On March 6, 2007, the Company's Chief Executive Officer's written employment agreement was extended, under the same terms and conditions, to December 31, 2009.

         (B)      CREDIT FACILITY

                  On March 8, 2007, the Company extended the working capital credit facility with Bank of America, N.A for a term expiring March 30, 2008.

                                                                     SCHEDULE II

                                    KSW, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                      000's

                                                 Balance at   Charged to   Charged to                 Balance
                                                 Beginning    costs and      other                     at end
                                                 of period     expenses     accounts    Deductions   of period
                                                 ----------   ----------   ----------   ----------   ----------
Description

Year ended December 31, 2006
 allowance for doubtful accounts and returns     $      200   $        -   $        -   $      200   $        -
                                                 ==========   ==========   ==========   ==========   ==========

Year ended December 31, 2005
 allowance for doubtful accounts and returns     $      200   $        -   $        -   $        -   $      200
                                                 ==========   ==========   ==========   ==========   ==========

Year ended December 31, 2004
 allowance for doubtful accounts and returns     $      200   $        -   $        -   $        -   $      200
                                                 ==========   ==========   ==========   ==========   ==========

Year ended December 31, 2006
 deferred income tax valuation                   $        -   $        -   $        -   $        -   $        -
                                                 ==========   ==========   ==========   ==========   ==========

Year ended December 31, 2005
 deferred income tax valuation                   $    1,220   $        -   $        -   $    1,220   $        -
                                                 ==========   ==========   ==========   ==========   ==========

Year ended December 31, 2004
 deferred income tax valuation                   $      639   $      581   $        -   $        -   $    1,220
                                                 ==========   ==========   ==========   ==========   ==========

                                    KSW, INC.
                                INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------   ------------------------------------------------------------------
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

10.1 Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-32865), filed with the Commission on March 30, 1999).

10.2 1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 001-32865), filed with the Commission on November 24, 1995).

10.3 Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the
              Company's Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005.

10.4 Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

10.5 Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 3, 2005, filed with the Commission on March 16, 2006).

                                    KSW, INC.
                                INDEX TO EXHIBITS

10.6 Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A.

11            Statement Regarding Computation of Net Earnings (Loss) Per Share.

21.1          List of Subsidiaries.

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