Form 10-Q
period 2007-03-31
KSW INC
filed 2007-05-07
CIK 1004125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    OUTSTANDING AT
                   CLASS                             MAY 7, 2007
         ----------------------------               --------------
         Common stock, $.01 par value                   5,838,643

================================================================================

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION                                         --------

Item 1.  Financial Statements

             Consolidated Balance Sheets -
             March 31, 2007 and December 31, 2006                         3

             Consolidated Statements of Income -
             Three months ended March 31, 2007 and 2006                   4

             Consolidated Statements of Comprehensive Income -
             Three months ended March 31, 2007 and 2006                   5

             Consolidated Statement of Stockholders' Equity -
             Three months ended March 31, 2007                            6

             Consolidated Statements of Cash Flows-
             Three months ended March 31, 2007 and 2006                   7

             Notes to Consolidated Financial Statements-                  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       16

Item 4.  Controls and Procedures                                          17

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                17
Item 1A  Risk Factors                                                     17
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      17
Item 3   Defaults Upon Senior Securities                                  17
Item 4   Submission of Matters to a Vote of Security Holders              17
Item 5   Other Information                                                17
Item 6   Exhibits                                                         18

SIGNATURE                                                                 19

INDEX TO EXHIBITS                                                         20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 March 31,    December 31,
                                                                   2007           2006
                                                               ------------   ------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $     12,538   $     14,085
   Marketable securities                                                675            663
   Accounts receivable                                               16,492         13,205
   Retainage receivable                                               5,512          5,566
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                  618          1,017
   Prepaid expenses and other receivables                               103            247
                                                               ------------   ------------
      Total current assets                                           35,938         34,783

Property and equipment, net of accumulated
   depreciation and amortization of $2,052 and $2,035
   at 3/31/07 and 12/31/06, respectively                                239            256
Deferred income taxes and other                                         315            506
                                                               ------------   ------------
   Total assets                                                $     36,492   $     35,545
                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     11,940   $     11,960
   Retainage payable                                                  2,890          2,798
   Accrued payroll and benefits                                         856            932
   Accrued expenses                                                      70            296
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                6,367          4,987
   Income taxes payable                                                  69          1,449
                                                               ------------   ------------
     Total current liabilities                                       22,192         22,422
                                                               ------------   ------------
Commitments and contingencies (Note 6)

Stockholders' equity (Note 3):
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding                         -              -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 5,828,643 and 5,758,143 shares issued
     and outstanding at 3/31/07 and 12/31/06, respectively               58             58
   Additional paid-in capital                                        11,336         10,890
   Retained earnings                                                  2,800          2,077
   Accumulated other comprehensive income:
      Net unrealized holding gains on available -
       for-sale securities                                              106             98
                                                               ------------   ------------
       Total stockholders' equity                                    14,300         13,123
                                                               ------------   ------------
   Total liabilities and stockholders' equity                  $     36,492   $     35,545
                                                               ============   ============

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                           Three Months          Three Months
                                          Ended March 31,       Ended March 31,
                                               2007                  2006
                                         ----------------      ----------------
Revenues                                 $         17,991      $         15,761
Cost of revenues                                   15,501                13,656
                                         ----------------      ----------------
 Gross profit                                       2,490                 2,105

Selling, general and
   administrative expenses                          1,337(1)              1,480(1)
                                         ----------------      ----------------
  Operating income                                  1,153                   625

Other income:
Interest income, net                                  113                    41
                                         ----------------      ----------------
Income before provision
   for income taxes                                 1,266                   666

Provision for income taxes                            543                   320
                                         ----------------      ----------------
Net income                               $            723      $            346
                                         ================      ================
Income per common share:
Basic                                    $            .12      $            .06

Diluted                                  $            .12      $            .06

Weighted average common
  shares outstanding (Note 5):
  Basic                                         5,798,518             5,556,561
  Diluted                                       5,920,159             5,691,855

(1) During the three months ended March 31, 2007 and 2006, selling, general and administrative expenses include stock compensation expense of $338 and $368, respectively, related to the exercise of stock options and the effect of accounting standard SFAS 123-R.

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                           Three Months       Three Months
                                          Ended March 31,    Ended March 31,
                                               2007               2006
                                         ----------------   ----------------
Net income                               $            723   $            346
                                         ----------------   ----------------
Other comprehensive income before tax:

Unrealized holding gains arising
   during the period                                   15                 35

Less: reclassification adjustment
   for gains included in net income                     -                  -
                                         ----------------   ----------------
Other comprehensive income
   before income tax expense                           15                 35

Income tax expense related to items
  of other comprehensive income                         7                 16
                                         ----------------   ----------------
Other comprehensive income net of
  income tax expense                                    8                 19
                                         ----------------   ----------------
Total comprehensive income               $            731   $            365
                                         ================   ================

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2007
                        (in thousands, except share data)

                                                                                               Accumulated
                                         Common Stock            Additional                      Other
                                  ---------------------------      Paid-In       Retained     Comprehensive
                                     Shares         Amount         Capital       Earnings         Income           Total
                                  ------------   ------------   ------------   ------------   --------------   ------------
Balances, December 31, 2006          5,758,143   $         58   $     10,890   $      2,077   $           98   $     13,123
Net income                                   -              -              -            723                -            723
Exercise of stock options               70,500              -            441              -                -            441
Stock based compensation                     -              -              5              -                -              5
Net unrealized gains on
 available-for-sale securities               -              -              -              -                8              8
                                  ------------   ------------   ------------   ------------   --------------   ------------
Balances, March 31, 2007             5,828,643   $         58   $     11,336   $      2,800   $          106   $     14,300
                                  ============   ============   ============   ============   ==============   ============

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Three Months      Three Months
                                                         Ended March 31,   Ended March 31,
                                                              2007              2006
                                                         ---------------   --------------
Cash flows from operating activities:
   Net income                                            $           723   $          346
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Depreciation and amortization                                      17               12
   Deferred income taxes                                             187              261
   Tax benefits from exercise of stock options                      (152)            (167)
   Stock-based compensation expense related
      to stock option plan                                           329              368
Changes in operating assets and liabilities:
   Accounts receivable                                            (3,287)            (681)
   Retainage receivable                                               54             (736)
   Costs and estimated earnings in excess
      of billings on uncompleted contracts                           399             (187)
   Prepaid expenses and other receivables                            144              122
   Accounts payable                                                  (20)            (170)
   Retainage payable                                                  92              229
   Accrued payroll and benefits                                      (76)             189
   Accrued expenses                                                 (226)             (78)
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                            1,380            1,553
   Income taxes payable                                           (1,380)               -
                                                         ---------------   --------------
Net cash provided by (used in) operating
   activities (Note 4)                                            (1,816)           1,061
                                                         ---------------   --------------
Cash flows from investing activities:
   Purchases of property and equipment                                                (22)
   Purchases of marketable securities                                  -               (5)
                                                         ---------------   --------------
Net cash used in investing activities                                  -              (27)
                                                         ---------------   --------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                           117              324
   Tax benefits from exercise of stock options                       152              167
                                                         ---------------   --------------
Net cash provided by financing activities (Note 4)                   269              491
                                                         ---------------   --------------
   Net increase (decrease) in cash                                (1,547)           1,525
Cash and cash equivalents, beginning of period                    14,085            5,199
                                                         ---------------   --------------
Cash and cash equivalents, end of period                 $        12,538   $        6,724
                                                         ===============   ==============
Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
     Interest                                            $             1   $            1
     Income taxes                                        $         1,739   $           60

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These consolidated statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and December 31, 2006, and the results of its income, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

2.      Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in Form 10-K for the year ended December 31, 2006. The Company has made no significant changes to these policies during 2007.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The Company had no adjustment as a result of FIN 48.

3.      Stockholders' Equity

SFAS 123-R, which requires the Company to expense the vesting of stock options, lowered net income by approximately $3,000 for the quarter ended March 31, 2007. In addition, during the quarter, an executive and a former director exercised 70,500 options which lowered net income by $179,000 for the quarter ended March 31, 2007.

The adoption of SFAS 123-R lowered net income by approximately $3,000 for the quarter ended March 31, 2006. In addition, during the quarter, two executives and a former director exercised 195,000 options, which lowered net income by $196,000 for the quarter ended March 31, 2006.

As of March 31, 2007, there is approximately $9,000 of unrecognized compensation expense related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next 1.4 years.

The stock option plan expired December 2005. Therefore, no new options can be granted under this plan.

Options were granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the quarter ended March 31, 2007 was as follows:

                                                                     Weighted
                                                     Weighted         Average
                                                      Average        Remaining       Aggregate
                                      Number         Exercise       Contractual      Intrinsic
                                    of Shares          Price       Term in Years       Value
                                  -------------    -------------   -------------   -------------
Outstanding at January 1, 2007          368,835    $        1.65

Expired/canceled                              -                -

Granted                                       -                -

Exercised                               (70,500)   $        1.66
                                  -------------
Outstanding at March 31, 2007           298,335    $        1.64             4.3   $   1,422,000
                                  =============
Exercisable at March 31, 2007           285,002    $        1.64             3.9   $   1,359,000

There were no options granted during the quarters ended March 31, 2007 and 2006.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the quarters ended March 31, 2007 and 2006, are as follows:

                                                     Three Months Ended   Three Months Ended
                                                       March 31, 2007       March 31, 2006
                                                     ------------------   ------------------
Proceeds from stock options exercised                $          117,000   $          324,000

Tax benefits related to stock options exercised      $           52,000   $          167,000

Intrinsic value of stock options exercised           $          341,000   $          362,000

4.      Restatement of Statements of Cash Flows

A correction has been made to the consolidated statement of cash flows for the first quarter of 2006, which had presented the tax benefit of $167,000 related to the exercise of stock options as a financing outflow (a bracketed number) rather than a financing inflow of $167,000 (a non-bracketed number). The tax benefit was properly discussed in the M, D & A section for the first quarter of 2006, and the cash balance at the end of the period was properly stated in the statement of cash flows. There was no effect on the consolidated balance sheet, income statement, stockholders' equity, or comprehensive income for the aforementioned quarter.

5.      Earnings per Share

                                                     Three Months Ended   Three Months Ended
                                                       March 31, 2007       March 31, 2006
                                                     ------------------   ------------------
Net income                                           $          723,000   $          346,000
                                                     ==================   ==================

Income Per Share - Basic
Weighted average shares outstanding
    during the period                                         5,798,518            5,556,561
                                                     ==================   ==================
Income per common share -
 Basic                                               $              .12   $              .06
                                                     ==================   ==================
Income  Per Share - Diluted
Weighted average shares outstanding
    during the period                                         5,798,518            5,556,561

Effect of stock options
    dilution                                                    121,641              135,294
                                                     ------------------   ------------------
Total shares outstanding for purposes of
  calculating diluted earnings                                5,920,159            5,691,855
                                                     ==================   ==================
Income per common and common equivalent
 share - Diluted                                     $              .12   $              .06
                                                     ==================   ==================

6.      Commitment and Contingencies

Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements include the amounts the Company believes it will ultimately receive on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the
Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgments of the validity of the claims are received, the claims are not recognized in the accompanying financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

7.      Recently Issued Accounting Pronouncements

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

In February 2007, FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements beginning with the first quarter of 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the quarter ended March 31, 2007 increased by $2,230,000 or 14.1% to $17,991,000, as compared to $15,761,000 for the quarter ended March 31, 2006. This increase in revenues was a result of the Company's performance on its higher backlog of work. Revenue would have been higher, but several new projects which were expected to start in the first quarter of 2007 were delayed due to unexpected construction issues encountered during the foundation stages. As of March 31, 2007, the Company has backlog of approximately $108,000,000, as compared to approximately $84,000,000 as of March 31, 2006. The Company believes that approximately $ 49,000,000 of the Company's backlog at March 31, 2007 is not reasonably expected to be completed within the year ended December 31, 2007.

COST OF REVENUES

Cost of revenues for the quarter ended March 31, 2007 increased by $1,845,000 or 13.5% to $15,501,000, as compared to $13,656,000 for the quarter ended March 31, 2007, which corresponds to the change in revenues noted above. The increased revenues have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel. In addition, the Company has taken steps to reduce pricing volatility of piping materials by entering into agreements to purchase these products at fixed prices.

GROSS PROFIT

Gross profit for the quarter ended March 31, 2007 was $2,490,000, or 13.8% of revenues, as compared to a gross profit of $2,105,000, or 13.4% of revenues, for the quarter ended March 31, 2006. The increase in gross profit for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, was primarily a result of the above mentioned items.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2007 decreased by $143,000 or (9.7)% to $1,337,000, as compared to $1,480,000 for the quarter ended March 31, 2006. A substantial portion of this change was a result of the Company's ability to reduce SG&A by utilizing a portion of its office staff on its trade management contracts, on which SG&A costs are reimbursed as part of the Company's general condition costs.

In addition, during the periods ended March 31, 2007 and 2006, the Company incurred SG&A related to the vesting and exercising of stock options of $338,000 and $368,000, respectively.

OTHER INCOME

Other income for the quarter ended March 31, 2007 was $113,000, as compared to $41,000 for the quarter ended March 31, 2006. This increase was a result of interest earned.

PROVISION FOR TAXES

The tax provision for the quarter ended March 31, 2007 was $543,000, as compared to a tax provision of $320,000 for the quarter ended March 31, 2006. The tax expense was lower than the Company's effective tax rate during the quarter ended March 31, 2007 as a result of a reversal of an over-accrual of previous year's tax expense.

NET INCOME

As a result of all the items mentioned above, the Company reported net income of $723,000, or $.12 per share-basic and diluted, for the quarter ended March 31, 2007, as compared to reported net income of $346,000, or $.06 per share-basic and diluted, for the quarter ended March 31, 2006. Included in the net income for the quarter ended March 31, 2007 were net expenses of approximately $182,000, related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $905,000, or $.16 per share-basic and $.15 per share-diluted, for the quarter ended March 31, 2007. Included in the net income for the quarter ended March 31, 2006 were net expenses of approximately $199,000, related to the exercising and vesting of stock options during the period, which resulted in a reduction in the calculation of both basic and diluted earnings per share of approximately $.04 per share. Excluding the effect of stock options, net income would have been $545,000, or $.10 per share-basic and diluted for the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's principal capital requirement is to fund its work on construction projects. Projects are billed monthly based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The Company has historically relied primarily on internally generated funds and bank borrowings to finance its operations. The Company has a line of credit which is subject to certain conditions. The Company has not relied on bank borrowings to finance its operation since July 2003.

As of March 31, 2007, total cash and cash equivalents was $12,538,000, a $5,814,000 increase over the $6,724,000 reported as of March 31, 2006.

CASH PROVIDED BY (USED IN) OPERATIONS

Net cash used in operations was $1,816,000 for the quarter ended March 31, 2007. The net cash used in operations for the quarter ended March 31, 2007 was a result of the funding of newer projects as well as the payment of corporate income taxes and executive bonuses.

Net cash provided by operations was $1,061,000 for the quarter ended March 31, 2006 (see Note 4). The net cash provided by operations for the quarter ended March 31, 2006 was a result of the Company's earnings as well as the collection of the second installment on the Co-Op City litigation settlement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion).

CASH USED IN INVESTING ACTIVITIES

There was no cash provided by or used in investing activities during the quarter ended March 31, 2007.

Net cash used in investing activities was $27,000 during the quarter ended March 31, 2006. The Company purchased marketable securities of $5,000 during the quarter ended March 31, 2006. In addition, the Company purchased property and equipment totaling $22,000 during the quarter ended March 31, 2006.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities during the quarters ended March 31, 2007 and 2006 was $269,000 and $491,000, respectively.

During the quarter ended March 31, 2007, an executive and a former director exercised options to purchase 70,500 shares, contributing cash proceeds of $117,000 to the Company.

During the quarter ended March 31, 2006, two company executives and a former director exercised options to purchase 195,000 shares, contributing cash proceeds of $324,000 to the Company.

SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of SFAS 123-R, $152,000 and $167,000 of excess tax benefits for the quarters ended March 31, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow (see Note 4).

CREDIT FACILITY

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on March 31, 2008, is secured by the Company's assets, and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. There were no borrowings against this line of credit.

Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum (9.25% at March 31, 2007) or the London Inter-Bank Offered Rate ("LIBOR") plus two and one-half percent per annum (7.82% at March 31, 2007).

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

SURETY

On some of its projects, the Company is required to provide a surety bond. The Company obtains its surety bonds from Federal Insurance Company, a member of Chubb Group of Insurance Companies. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The Company is contingently liable to the surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity that might result from the Company not having the financial capacity to complete projects. Management believes the likelihood of the surety having to complete projects is remote. The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties. Management believes that all contingent liabilities will be satisfied by the Company's performance on the specific bonded contracts involved. The surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination.

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At March 31, 2007, approximately $50,000,000 of the Company's backlog of $108,000,000 is anticipated to be bonded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the accounting policies and estimates that the Company considers to be "critical" from those disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note (7) to the consolidated financial statements for a summary of recently issued accounting pronouncements impacting the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include words such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described in "Item 1A. Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2006. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company's expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3. QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments. As of March 31, 2007, the Company has invested $675,000 in marketable securities.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes related to risk factors from those items previously disclosed in the December 31, 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

        Exhibit 11 - Statement regarding  Computation of Earnings per Share (see
        Note 5 to the Consolidated Financial Statements included elsewhere in this Report)

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

                                                     KSW, INC.

Date: May 7, 2007
                                                     /s/ Richard W. Lucas
                                                     ---------------------------
                                                     Richard W. Lucas
                                                     Chief Financial Officer

                                                     (Principal Financial and
                                                     Accounting Officer and
                                                     Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER                             DESCRIPTION
-------    ---------------------------------------------------------------------
11 Statement Regarding Computation of Earnings per Share (see Note 5 to the Consolidated Financial Statements included elsewhere in this Report)

31.1       Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2       Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. Section 1350