Form 10-Q
period 2007-06-30
KSW INC
filed 2007-08-07
CIK 1004125

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                                 YES [X] NO[ ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]     Non-Accelerated Filer[X]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [ ] No[X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding at
                  Class                              August 7, 2007
      ----------------------------                   --------------
      Common stock, $.01 par value                     6,191,824

================================================================================

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets -
             June 30, 2007 and December 31, 2006                            3

             Consolidated Statements of Income -
             Three and six months ended June 30, 2007 and 2006              4

             Consolidated Statements of Comprehensive Income -
             Three and six months ended June 30, 2007 and 2006              5

             Consolidated Statement of Stockholders' Equity -
             Six months ended June 30, 2007                                 6

             Consolidated Statements of Cash Flows-
             Six months ended June 30, 2007 and 2006                        7

             Notes to Consolidated Financial Statements-                    8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                                 18

Item 4.  Controls and Procedures                                           18

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                 19
Item 1A  Risk Factors                                                      19
Item 2   Unregistered Sales of Equity Securities and
         Use of Proceeds                                                   19
Item 3   Defaults Upon Senior Securities                                   19
Item 4   Submission of Matters to a Vote of Security Holders               19
Item 5   Other Information                                                 20
Item 6   Exhibits                                                          20

SIGNATURE                                                                  21
INDEX TO EXHIBITS                                                          22

All references in the accompanying consolidated financial statements to the number of common shares and per share amounts are based on the retroactive effect of the stock dividend declared on May 8, 2007.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                June 30, 2007     December 31, 2006
                                                               ----------------   -----------------
                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $         17,223   $          14,085
   Marketable securities                                                    707                 663
   Accounts receivable                                                   11,964              13,205
   Retainage receivable                                                   6,489               5,566
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                                       391               1,017
   Prepaid expenses and other receivables                                   491                 247
                                                               ----------------   -----------------
      Total current assets                                               37,265              34,783

Property and equipment, net of accumulated
 depreciation and amortization of $2,070 and $2,035
 at 6/30/07 and 12/31/06, respectively                                      229                 256
Deferred income taxes and other                                             301                 506
                                                               ----------------   -----------------
   Total assets                                                $         37,795   $          35,545
                                                               ================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $         11,754   $          11,960
   Retainage payable                                                      3,395               2,798
   Accrued payroll and benefits                                           1,106                 932
   Accrued expenses                                                         373                 296
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                     5,467               4,987
   Income taxes payable                                                     379               1,449
                                                               ----------------   -----------------
     Total current liabilities                                           22,474              22,422
                                                               ----------------   -----------------
Commitments and contingencies (Note 6)

Stockholders' equity (Note 3):
   Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                              -                   -
   Common stock, $.01 par value, 25,000,000 shares
    authorized, 6,162,074 and 6,046,050 (1) shares issued
    and outstanding at 6/30/07 and 12/31/06, respectively                    62                  58
   Additional paid-in capital                                            13,485              10,890
   Retained earnings                                                      1,650               2,077
   Accumulated other comprehensive income:
      Net unrealized holding gains on available -
       for-sale securities                                                  124                  98
                                                               ----------------   -----------------
       Total stockholders' equity                                        15,321              13,123
                                                               ----------------   -----------------
   Total liabilities and stockholders' equity                  $         37,795   $          35,545
                                                               ================   =================

(1) The number of common shares issued and outstanding at 12/31/06 has been retroactively adjusted to reflect the 5% stock dividend declared on May 8, 2007 to the stockholders of record on May 24, 2007 (Note 3).

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                    Three Months          Three Months           Six Months            Six Months
                                 Ended June 30, 2007   Ended June 30, 2006   Ended June 30, 2007   Ended June 30, 2006
                                 -------------------   -------------------   -------------------   -------------------
Revenues                         $            19,320   $            20,132   $            37,311   $            35,893
Cost of revenues                              16,512                17,629                32,013                31,285
                                 -------------------   -------------------   -------------------   -------------------
  Gross profit                                 2,808                 2,503                 5,298                 4,608

Selling, general and
 administrative expenses                       1,477(1)              1,372(1)              2,814(2)              2,852(2)
                                 -------------------   -------------------   -------------------   -------------------
  Operating income                             1,331                 1,131                 2,484                 1,756

Other income :
Interest income, net                             121                    77                   234                   118
                                 -------------------   -------------------   -------------------   -------------------
  Income before provision
   for income taxes                            1,452                 1,208                 2,718                 1,874

Provision for income taxes                       681                   590                 1,224                   910
                                 -------------------   -------------------   -------------------   -------------------
Net income                       $               771   $               618   $             1,494   $               964
                                 ===================   ===================   ===================   ===================
Income per common share:
Basic                            $               .13   $               .10   $               .24   $               .16
Diluted                          $               .12   $               .10   $               .24   $               .16

Weighted average common shares
 outstanding (Note 5):
Basic                                      6,142,825             5,970,889             6,115,000             5,896,077
Diluted                                    6,254,400             6,109,971             6,226,425             6,027,873

Cash dividend declared and
 paid per common share           $                 -   $               .06   $                 -   $               .06

(1) During the three months ended June 30, 2007 and 2006, selling, general and administrative expenses include stock compensation expenses of $168 and $115, respectively, related to the exercise of stock options and the effect of accounting standard SFAS 123-R.

(2) During the six months ended June 30, 2007 and 2006, selling, general and administrative expenses include stock compensation expenses of $506 and $483, respectively, related to the exercise of stock options and the effect of accounting standard SFAS 123-R.

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                    Three Months          Three Months           Six Months            Six Months
                                 Ended June 30, 2007   Ended June 30, 2006   Ended June 30, 2007   Ended June 30, 2006
                                 -------------------   -------------------   -------------------   -------------------
Net income                       $               771   $               618   $             1,494   $               964
                                 -------------------   -------------------   -------------------   -------------------
Other comprehensive income
 (loss) before tax:

Unrealized holding gains
 (losses) arising during
 the period                                       33                   (35)                   48                     -

Less: reclassification
 adjustment for gains included
 in net income                                     -                     -                     -                     -
                                 -------------------   -------------------   -------------------   -------------------
Other comprehensive income
 (loss) before income tax
 (expense) benefit                                33                   (35)                   48                     -

Income tax (expense) benefit
 related to items of other
 comprehensive income                            (15)                   16                   (22)                    -
                                 -------------------   -------------------   -------------------   -------------------
Other comprehensive income
 (loss) net of income
 tax (expense) benefit                            18                   (19)                   26                     -
                                 -------------------   -------------------   -------------------   -------------------
Total comprehensive income       $               789   $               599   $             1,520   $               964
                                 ===================   ===================   ===================   ===================

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2007
                        (in thousands, except share data)

                                   ----------

                                     Common Stock       Additional                       Accumulated Other
                                  -------------------    Paid-In                           Comprehensive
                                    Shares     Amount    Capital     Retained Earnings        Income            Total
                                  ----------   ------   ----------   -----------------   -----------------   ----------
Balances, December 31, 2006,
 as previously reported            5,758,143   $   58   $   10,890   $           2,077   $              98   $   13,123

Retroactive restatement due to
 the effect of 5% stock dividend     287,907        -            -                   -                   -            -
                                  ----------   ------   ----------   -----------------   -----------------   ----------
Balance, December 31, 2006,
 as restated                       6,046,050       58       10,890               2,077                  98       13,123

Net income                                 -        -            -               1,494                   -        1,494

Exercise of stock options            110,666        1          671                   -                   -          672

Stock dividend                         5,358        3        1,918              (1,921)                  -            -

Stock based compensation                   -        -            6                   -                   -            6

Net unrealized gains on
 available-for sale securities             -        -            -                   -                  26           26
                                  ----------   ------   ----------   -----------------   -----------------   ----------
Balances, June 30, 2007            6,162,074   $   62   $   13,485   $           1,650   $             124   $   15,321
                                  ==========   ======   ==========   =================   =================   ==========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      Six Months             Six Months
                                                 Ended June 30, 2007    Ended June 30, 2006
                                                 --------------------   --------------------
Cash flows from operating activities:
   Net income                                    $              1,494   $                964
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                   35                     31
   Deferred income taxes                                          186                    816
   Tax benefits from exercise of stock options                   (228)                  (223)
   Stock-based compensation expense
    related  to stock option plan                                 495                    483
Changes in operating assets and liabilities:
   Accounts receivable                                          1,241                    517
   Retainage receivable                                          (923)                (2,216)
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                          626                   (707)
   Prepaid expenses and other receivables                        (244)                  (231)
   Accounts payable                                              (206)                 1,889
   Retainage payable                                              597                    779
   Accrued payroll and benefits                                   174                    487
   Accrued expenses                                                77                    336
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                             480                  2,231
   Income taxes payable                                        (1,070)                     -
                                                 --------------------   --------------------
Net cash provided by operating
 activities (Note 4)                                            2,734                  5,156
                                                 --------------------   --------------------
Cash flows from investing activities:
   Purchases of property and equipment                             (8)                  (166)
   Purchases of marketable securities                               -                     (8)
                                                 --------------------   --------------------
Net cash used in investing activities                              (8)                  (174)
                                                 --------------------   --------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                        184                    395
   Tax benefits from exercise of stock options                    228                    223
   Cash dividends paid                                              -                   (341)
                                                 --------------------   --------------------
Net cash provided by financing activities
 (Note 4)                                                         412                    277
                                                 --------------------   --------------------

   Net increase  in cash                                        3,138                  5,259
Cash, beginning of period                                      14,085                  5,199
                                                 --------------------   --------------------
Cash, end of period                              $             17,223   $             10,458
                                                 ====================   ====================
Supplemental disclosure of cash flow
 information
Cash paid during the period for:
   Interest                                      $                  4   $                  5
   Income taxes                                  $              2,109   $                 93

           See accompanying notes to consolidated financial statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and December 31, 2006, and the results of its operations, comprehensive income for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

All references in the accompanying consolidated financial statements to the number of common shares and per share amounts are based on the retroactive effect of the stock dividend declared on May 8, 2007.

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

3.       Stockholders' Equity

a.       Dividends

On May 8, 2007, the Company's Board of Directors declared a 5% stock dividend pursuant to which 293,265 additional shares were issued on June 11, 2007 to shareholders of record as of May 24, 2007. Cash was paid in lieu of issuing fractional shares based on the last sales price of the Company's stock on the record date. The fair market value of the additional shares issued, aggregating $1,921,000, was charged to retained earnings. Common stock and additional paid-in capital were increased by $3,000 and $1,918,000, respectively. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts are based on the retroactive effect of the stock dividend.

On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share. The aggregate amount of the dividend was $341,000 and this dividend was paid on June 15, 2006 to shareholders of record as of May 24, 2006.

b.       The 1995 Stock Option Plan

SFAS 123-R, which requires the Company to expense the vesting of stock options, lowered net income by approximately $1,000 and $4,000 for the three and six months ended June 30, 2007, respectively. In addition, during the quarter ended June 30, 2007, two Company executives, an employee and a director exercised 40,166 options which lowered net income by $90,000. During the quarter ended March 31, 2007, an executive and a former director exercised 70,500 options which lowered net income by $179,000.

The adoption of SFAS 123-R lowered net income by approximately $3,000 and $6,000 for the three and six months ended June 30, 2006, respectively. During the quarter ended June 30, 2006, an executive and a director exercised options to purchase 45,000 shares which lowered net income by $59,000. During the quarter ended March 31, 2006, two executives and a former director exercised 195,000 options which lowered net income by 196,000.

As of June 30, 2007, there is approximately $7,000 of unrecognized compensation expense related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next 1.1 years.

The 1995 Stock Option Plan contained a provision entitling the option holder, after declaration of a stock dividend, to receive, upon the future execution of the option, the number of securities to which he would have been entitled had he actually owned the shares which were subject to the unexercised portion of the option. Pursuant to the 5% stock dividend declared on May 8, 2007, all holders of unexercised options became entitled to receive 5% additional shares upon an option exercise. The weighted average number of shares outstanding used in the calculation of diluted earnings per share as well as the total number of shares subject to options that are outstanding at June 30, 2007, have been adjusted to reflect this stock dividend.

The 1995 Stock Option Plan expired in December 2005.

Options were granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted generally had a term of 10 years from the grant date and granted options vested ratably over a three year period. The fair value of each option was amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the six months ended June 30, 2007 was as follows:

                                                                            Weighted Average
                                     Number           Weighted Average    Remaining Contractual       Aggregate
                                    of Shares          Exercise Price        Term in Years         Intrinsic Value
                                 ---------------    ------------------    ---------------------    ---------------
Outstanding at January 1, 2007           368,835    $             1.65
Expired/canceled                               -                     -
Granted                                        -                     -
Effect of stock dividend                  13,083                     -
Exercised                               (110,666)   $             1.66
                                 ---------------
Outstanding at June 30, 2007             271,252    $             1.64                      3.9    $     1,603,000
                                 ===============
Exercisable at June 30, 2007             257,252    $             1.64                      3.6    $     1,520,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended June 30, 2007 and 2006, are as follows:

                                 THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED     SIX MONTHS ENDED
                                    JUNE 30, 2007       JUNE 30, 2006        JUNE 30, 2007        JUNE 30, 2006
                                ------------------   -------------------   ------------------   ------------------
Proceeds from stock options
 exercised                      $           67,000   $            71,000   $          184,000   $        395,000

Tax benefits related to stock
 options exercised              $           76,000   $            56,000   $          228,000   $        223,000

Intrinsic value of stock
 options exercised              $          177,000   $           108,000   $          518,000   $        470,000

c.       2007 Stock Option Plan

By resolution dated May 8, 2007, the Company's Board of Directors adopted, subject to stockholder approval at the next annual meeting of stockholders, the KSW, Inc. 2007 Stock Option Plan. Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company. The primary purpose of the 2007 Plan is to reward and retain key employees. To date, no options have been issued under the Plan.

4.       Restatement of Statements of Cash Flows

A correction has been made to the consolidated statement of cash flows for the six months ended June 30, 2006, which had presented the tax benefit of $223,000 related to the tax benefit from the exercise of stock options as a financing outflow (a bracketed number) rather than a financing inflow of $223,000 (a non-bracketed number). The tax benefit was properly discussed in the M, D & A section for the six months ended June 30, 2006, and the cash balance at the end of the period was properly stated in the statement of cash flows. There was no effect on the consolidated balance sheet, income statement, stockholders' equity, or comprehensive income for the aforementioned quarter.

5.       Earnings per Share

                                   THREE MONTHS ENDED    THREE MONTHS ENDED     SIX MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30, 2007         JUNE 30, 2006         JUNE 30, 2007         JUNE 30, 2006
                                   -------------------   -------------------   -------------------   -------------------
Net income                         $           771,000   $           618,000   $         1,494,000   $           964,000
                                   ===================   ===================   ===================   ===================
Income Per Share - Basic
Weighted average shares
 outstanding during the period               6,142,825             5,970,889             6,115,000             5,896,077
                                   ===================   ===================   ===================   ===================
Income per common share -
Basic                              $               .13   $               .10   $               .24   $               .16
                                   ===================   ===================   ===================   ===================
Income  Per Share - Diluted
Weighted average shares
 outstanding during the period               6,142,825             5,970,889             6,115,000             5,896,077
Effect of stock options
 Dilution                                      111,575               139,082               111,425               131,796
                                   -------------------   -------------------   -------------------   -------------------
Total shares outstanding for
 purposes of calculating diluted
 earnings                                    6,254,400             6,109,971             6,226,425             6,027,873
                                   ===================   ===================   ===================   ===================
Income  per common and common
 equivalent share -Diluted         $               .12   $               .10   $               .24   $               .16
                                   ===================   ===================   ===================   ===================

6.       Commitment and Contingencies

Proposals and Claims. During the ordinary and routine course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which the owner or general contractor agrees that the Company will be entitled to additional compensation, but where there is not yet an agreement on price. The Company's financial statements include the amounts the Company believes it will ultimately receive on these authorized proposals. Also during the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgments of the validity of the claims are received, the claims are not recognized in the accompanying consolidated financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the quarter ended June 30, 2007 decreased by $812,000 or (4.0)% to $19,320,000, as compared to $20,132,000 for the quarter ended June 30, 2006. Total revenues for the six months ended June 30, 2007 increased by $1,418,000 or 4.0% to $37,311,000, as compared to $35,893,000 for the six months ended June 30, 2006. Revenue in the quarter ended June 30, 2007 would have been higher, but several new projects which were expected to start in the first quarter 2007 continued to experience delays in the second quarter 2007.

As of June 30, 2007, the Company had a backlog of approximately $90,000,000, as compared to approximately $83,800,000 as of June 30, 2006. The Company believes that approximately $54,000,000 of the Company's backlog at June 30, 2007 is not reasonably expected to be completed within the year ended December 31, 2007. In addition to the $90,000,000 backlog as of June 30, 2007, during the first two weeks of July 2007, the Company obtained several new projects totaling approximately $25,000,000. A portion of that new work will be performed during 2007. Also, any other new contracts secured by the Company may also increase 2007 revenues. The amount of backlog not reasonably expected to be completed in the year ended December 31, 2007 is subject to various uncertainties and risks. See discussion under Forward Looking Statements, below.

COST OF REVENUES

Cost of revenues for the quarter ended June 30, 2007 decreased by $1,117,000 or (6.3)% to $16,512,000, as compared to $17,629,000 for the quarter ended June 30, 2006. Cost of revenues for the six months ended June 30, 2007 increased by $728,000 or 2.3% to $32,013,000, as compared to $31,285,000 for the six months ended June 30, 2006. The changes in cost of revenues corresponded to the changes in revenues for the applicable periods. Increased overall revenues have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2007 was $2,808,000, or 14.5% as compared to $2,503,000, or 12.4% for the quarter ended June 30, 2006. Gross profit for the six months ended June 30, 2007 was $5,298,000, or 14.2%, as compared to $4,608,000, or 12.8%, for the six months ended June 30, 2006. The increase in gross profit for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, was primarily a result of higher margins on current projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2007 increased by $105,000 or 7.7% to $1,477,000, as compared to $1,372,000 for the quarter ended June 30, 2006. SG&A for the six months ended June 30, 2007 decreased by $38,000, or (1.3)%, to $2,814,000, as compared to $2,852,000 for the six months ended June 30, 2006.

A portion of the changes were a result of the exercise of stock options, as well as expenses related to the vesting of stock options which increased SG&A in the three and six months ended June 30, 2007, by $53,000 and $23,000, respectively, as compared to the three and six months ended June 30, 2006.

Professional fees related to the Company's public filings with the Securities and Exchange Commission, together with American Stock Exchange fees, decreased by approximately $120,000 and $80,000 for the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006.

The remaining changes in the periods were primarily a result of increased employment costs which were partially offset by the Company's ability to utilize a portion of its office staff on trade management contracts, on which SG&A are reimbursed as part of the Company's general condition costs.

OTHER INCOME

Other income for the quarter ended June 30, 2007 was $121,000, as compared to $77,000 for the quarter ended June 30, 2006. Other income for the six months ended June 30, 2007 was $234,000, as compared to $118,000 for the six months ended June 30, 2006. These amounts were a result of interest earned during the periods.

PROVISION FOR TAXES

The tax provision for the quarter ended June 30, 2007 was $681,000, as compared to a tax provision of $590,000 for the quarter ended June 30, 2006. The tax provision for the six months ended June 30, 2007 was $1,224,000, as compared to a tax provision of $910,000 for the six months ended June 30, 2006.

NET INCOME

As a result of all the items mentioned above, the Company reported net income of $771,000, or $.13 per share-basic and $.12 per share-diluted, for the quarter ended June 30, 2007, as compared to reported net income of $618,000, or $.10 per share-basic and diluted, for the quarter ended June 30, 2006. Included in the net income for the quarter ended June 30, 2007 were net expenses of approximately $91,000, related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $862,000, or $.14 per share-basic and diluted for the quarter ended June 30, 2007. Included in net income for the quarter ended June 30, 2006 were net expenses of approximately $62,000 related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $680,000, or $.11 per share-basic and diluted for the quarter ended June 30, 2006.

For the six months ended June 30, 2007, the Company reported net income of $1,494,000, or $.24 per share-basic and diluted, as compared to reported net income of $964,000 or $.16 per share-basic and diluted. Included in the net income for the six months ended June 30, 2007 were net expenses of approximately $273,000, related to the exercising and vesting of stock options during the period. Excluding the effect of stock options net income would have been $1,767,000 or $.29 per share-basic and $.28 per share-diluted for the six months ended June 30, 2007.

Included in the net income for the six months ended June 30, 2006, were net expenses of approximately $261,000 related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $1,225,000, or $.21 per share-basic and $.20 per share-diluted for the six months ended June 30, 2006.

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

As of June 30, 2007, total cash and cash equivalents was $17,223,000, a $6,765,000 increase over the $10,458,000 reported as of June 30, 2006. In addition at June 30, 2007, the Company held marketable equity securities totaling $707,000.

CASH PROVIDED BY OPERATIONS

Net cash provided by operations was $2,734,000 for the six months ended June 30, 2007, as compared to $5,156,000 for the six months ended June 30, 2006 (see Note
4). The decrease in cash provided by operations in the six months ended June 30, 2007 as compared to the prior year, was primarily a result of the funding of newer projects as well as the payment of corporate income taxes and executive bonuses. In addition, the net cash provided by operations for the six months ended June 30, 2006 included the collection of the second installment on the Co-Op City litigation settlement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion).

CASH USED IN INVESTING ACTIVITIES

During the six months ended June 30, 2007, cash used in investing activity was $8,000, related to purchases of property and equipment.

Net cash used in investing activities was $174,000 during the six months ended June 30, 2006. The Company purchased marketable securities of $8,000 during the six months ended June 30, 2006. In addition, the Company purchased property and equipment totaling $166,000 during the six months ended June 30, 2006.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities during the six months ended June 30, 2007 and 2006 was $412,000 and $277,000, respectively.

During the six months ended June 30, 2007 two company executives, an employee, a director and a former director exercised options to purchase an aggregate of 110,666 shares, contributing cash proceeds of $184,000 to the Company.

During the six months ended June 30, 2006, two company executives, a director, and a former director exercised options to purchase an aggregate of 240,000 shares, contributing cash proceeds of $395,000 to the Company.

SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of SFAS 123-R, $228,000 and $223,000 of excess tax benefits for the six months ended June 30, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow (see Note 4).

CREDIT FACILITY

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on March 31, 2008, is secured by the Company's assets, and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. There were no borrowings against this line of credit.

Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum (9.25% at June 30, 2007) or the London Inter-Bank Offered Rate ("LIBOR") plus two and one-half percent per annum (7.82% at June 30, 2007).

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

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At June 30, 2007, approximately $47,000,000 of the Company's backlog of approximately $90,000,000 is anticipated to be bonded.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include words such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, cancellations, deferrals or modifications of our customers' projects, and other various matters, many of which are beyond the Company's control and other factors as are described in "Item 1A. Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2006. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company's expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments. As of June 30, 2007, the Company has invested $707,000 in marketable securities.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief
Financial  Officer,   of  the
effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 8, 2007, in New York, New York, for the purpose of (i) electing two Class III Directors to serve until the annual meeting of stockholders in the year 2010 and (ii) ratifying the appointment of Marden, Harrison & Kreuter CPAs, P.C., as independent auditors for the fiscal year ending December 31, 2007. Proxies were solicited from holders of 5,803,643 outstanding shares of Common Stock as of the close of business on March 22, 2007, as described in the Company's Proxy Statement dated April 3, 2007. Floyd Warkol and Warren O. Kogan were elected as Class III Directors, and the appointment of Marden, Harrison & Kreuter CPAs, P.C. was ratified by the following votes:

(1) To elect two Class III Directors to serve until the annual meeting of stockholders in the year 2010.

                              Votes For     Votes Witheld      Broker Non-votes
                              ---------     -------------      ----------------
     Floyd Warkol             5,217,087         82,126                 0
     Warren O. Kogan          5,282,614         16,599                 0

Stanley Kreitman, John Cavanagh and Innis O'Rourke, Jr. continue to serve as directors of the Company after the Annual Meeting of Stockholders.

(2) To ratify the appointment of Marden, Harrison & Kreuter CPAs, P.C. as the Company's independent auditors for the fiscal year ending December 31, 2007.

         Votes For      Votes Against     Votes Abstained      Broker Non-votes
         ---------      -------------     ---------------      ----------------
         5,217,087          1,691              7,571                   0

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

                                                  KSW, INC.

Date:  August 7, 2007
                                                  /s/Richard W. Lucas
                                                  ------------------------------
                                                  Richard W. Lucas
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer and
                                                  Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                            DESCRIPTION
--------------    --------------------------------------------------------------
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