Form 10-Q
period 2007-09-30
KSW INC
filed 2007-11-08
CIK 1004125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-32865
                For the transition period from ______ to ______.


                                    KSW, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               11-3191686
     -------------------------------             -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

  37-16 23rd Street, Long Island City, New York           11101
  ---------------------------------------------        ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     OUTSTANDING AT
                  CLASS                              NOVEMBER 7, 2007
         ----------------------------                ----------------
         Common stock, $.01 par value                   6,244,324

================================================================================

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Balance Sheets -
           September 30, 2007 (unaudited) and December 31, 2006                   3

           Consolidated Statements of Income -
           Three and nine months ended September 30, 2007 and 2006 (unaudited)    4

           Consolidated Statements of Comprehensive Income -
           Three and nine months ended September 30, 2007 and 2006 (unaudited)    5

           Consolidated Statement of Stockholders' Equity -
           Nine months ended September 30, 2007   (unaudited)                     6

           Consolidated Statements of Cash Flows-
           Nine months ended September 30, 2007 and 2006 (unaudited)              7

           Notes to Consolidated Financial Statement                              8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                          13

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                                      19

Item 4T.   Controls and Procedures                                                19

PART II  OTHER INFORMATION

Item 1       Legal Proceedings                                                    19
Item 1A      Risk Factors                                                         19
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds          20
Item 3       Defaults Upon Senior Securities                                      20
Item 4       Submission of Matters to a Vote of Security Holders                  20
Item 5       Other Information                                                    20
Item 6       Exhibits                                                             20

SIGNATURE                                                                         21
INDEX TO EXHIBITS                                                                 22

All references in the accompanying consolidated financial statements to the number of common shares and per share amounts are based on the retroactive effect of the stock dividend declared on May 8, 2007.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 September 30,    December 31,
                                                                     2007             2006
                                                                --------------   --------------
                                                                  (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                    $       16,581   $       14,085
   Marketable securities                                                 1,716              663
   Accounts receivable                                                  15,877           13,205
   Retainage receivable                                                  6,816            5,566
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                     875            1,017
   Prepaid expenses and other receivables                                  388              247
                                                                --------------   --------------
      Total current assets                                              42,253           34,783
                                                                --------------   --------------

Property and equipment, net of accumulated
   depreciation and amortization of $2,089 and $2,035
   at 9/30/07 and 12/31/06, respectively                                   229              256
Deferred income taxes and other                                            284              506
                                                                --------------   --------------
   Total assets                                                 $       42,766   $       35,545
                                                                --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                             $       16,208   $       11,960
   Retainage payable                                                     3,658            2,798
   Accrued payroll and benefits                                          1,467              932
   Accrued expenses                                                        261              296
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                   4,591            4,987
   Income taxes payable                                                    162            1,449
                                                                --------------   --------------
     Total current liabilities                                          26,347           22,422
                                                                --------------   --------------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 3):
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized; no shares issued and outstanding                           -                -
   Common stock, $.01 par value, 25,000,000 shares
     authorized; 6,191,824 and 5,758,143 shares issued
     and outstanding at 9/30/07 and 12/31/06, respectively                  62               58
   Additional paid-in capital                                           13,707           10,890
   Retained earnings                                                     2,521            2,077
   Accumulated other comprehensive income:
      Net unrealized holding gains on available -
        for-sale securities                                                129               98
                                                                --------------   --------------
       Total stockholders' equity                                       16,419           13,123
                                                                --------------   --------------
   Total liabilities and stockholders' equity                   $       42,766   $       35,545
                                                                --------------   --------------

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                    Three Months        Three Months        Nine Months         Nine Months
                                       Ended                Ended              Ended                Ended
                                    September 30,       September 30,       September 30,       September 30,
                                        2007                2006                2007                2006
                                   --------------      --------------      --------------      --------------
Revenues                           $       21,027      $       21,644      $       58,338      $       57,537
Cost of revenues                           18,182              19,204              50,195              50,489
                                   --------------      --------------      --------------      --------------
Gross profit                                2,845               2,440               8,143               7,048

Selling, general and
 administrative expenses                    1,385(1)            1,149(1)            4,199(2)            4,001(2)
                                   --------------      --------------      --------------      --------------

Operating income                            1,460               1,291               3,944               3,047
                                   --------------      --------------      --------------      --------------

Other income:
  Gain on sales of marketable
    securities                                  1                   -                   1                   -
  Interest income, net                        159                  94                 393                 212
                                   --------------      --------------      --------------      --------------
Total other income                            160                  94                 394                 212
                                   --------------      --------------      --------------      --------------

Income before provision
  for income taxes                          1,620               1,385               4,338               3,259

Provision for income taxes                    749                 600               1,973               1,510
                                   --------------      --------------      --------------      --------------

Net income                         $          871      $          785      $        2,365      $        1,749
                                   --------------      --------------      --------------      --------------
Earnings per common share:
Basic                              $          .14      $          .13      $          .39      $          .30
Diluted                            $          .14      $          .13      $          .38      $          .29

Weighted average common
  shares outstanding (Note 5):
Basic                                   6,182,637           5,997,480           6,137,347           5,926,663
Diluted                                 6,284,395           6,129,528           6,237,379           6,057,382

Cash dividend declared and
  paid per common share            $            -      $          .06      $            -      $          .06

(1) During the three months ended September 30, 2007 and 2006, selling, general and administrative expenses include stock compensation and related payroll tax expenses of $177 and $23, respectively, related to the exercise of stock options, and the effect of accounting standard SFAS 123-R.

(2) During the nine months ended September 30, 2007 and 2006, selling, general and administrative expenses include stock compensation and related payroll tax expenses of $683 and $506, respectively, related to the exercise of stock options, and the effect of accounting standard SFAS 123-R.

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                       Three Months     Three Months     Nine Months      Nine Months
                                          Ended             Ended           Ended             Ended
                                       September 30,    September 30,    September 30,    September 30,
                                           2007             2006             2007             2006
                                      --------------   --------------   --------------   --------------
Net income                            $          871   $          785   $        2,365   $        1,749
                                      --------------   --------------   --------------   --------------

Other comprehensive income
  before tax:

Unrealized holding gains
  arising during the period                       10               27               58               27

Less: reclassification adjustment
  for gains included in net income                 1                -                1                -
                                      --------------   --------------   --------------   --------------

Other comprehensive income
  before income tax expense                        9               27               57               27

Income tax expense related to items
  of other comprehensive income                   (4)             (12)             (26)             (12)
                                      --------------   --------------   --------------   --------------

Other comprehensive income,
  net of income tax expense                        5               15               31               15
                                      --------------   --------------   --------------   --------------

Total comprehensive income            $          876   $          800   $        2,396   $        1,764
                                      ==============   ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                       (in thousands, except share data)
                                  (unaudited)

                                                                                                         Accumulated
                                                    Common Stock           Additional                       Other
                                             ---------------------------    Paid-In        Retained     Comprehensive
                                                Shares         Amount       Capital        Earnings        Income          Total
                                             ------------   ------------  ------------   ------------   -------------   ------------
Balance, December 31, 2006                      5,758,143   $         58  $     10,890   $      2,077   $          98   $     13,123

Net income                                              -              -             -          2,365               -          2,365

Share transactions under employee stock
   plan                                           140,416              1           229              -               -            230

Stock dividend                                    293,265              3         1,918         (1,921)              -              -

Amortization of stock-based compensation                -              -           670              -               -            670

Net unrealized gains on available-for-sale
  securities                                            -              -             -              -              31             31
                                             ------------   ------------  ------------   ------------   -------------   ------------
Balance, September 30, 2007                     6,191,824   $         62  $     13,707   $      2,521   $         129   $     16,419
                                             ------------   ------------  ------------   ------------   -------------   ------------

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                     Nine Months      Nine Months
                                                       Ended             Ended
                                                   Sept. 30, 2007   Sept. 30, 2006
                                                   --------------   --------------
Cash flows from operating activities:
   Net income                                      $        2,365   $        1,749
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                               54               48
   Deferred income taxes                                      196              717
   Gain on sales of marketable securities                      (1)               -
   Tax benefits from exercise of stock options               (309)            (232)
   Stock-based compensation expense
      related  to stock option plan                           670              503
Changes in operating assets and liabilities:
   Accounts receivable                                     (2,672)            (859)
   Retainage receivable                                    (1,250)          (2,806)
   Costs and estimated earnings in excess
      of billings on uncompleted contracts                    142             (988)
   Prepaid expenses and other receivables                    (141)            (149)
   Accounts payable                                         4,248            2,964
   Retainage payable                                          860            1,405
   Accrued payroll and benefits                               535              758
   Accrued expenses                                           (35)             221
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                      (396)           2,209
   Income taxes payable                                    (1,287)             678
                                                   --------------   --------------
Net cash provided by operating
     activities (Note 4)                                    2,979            6,218
                                                   --------------   --------------
Cash flows from investing activities:
   Purchases of property and equipment                        (27)            (188)
   Cash proceeds from the sales of marketable
      securities                                                6                -
   Purchases of marketable securities                      (1,001)             (12)
                                                   --------------   --------------
Net cash used in investing activities                      (1,022)            (200)
                                                   --------------   --------------
Cash flows from financing activities:
    Proceeds from exercise of stock options                   230              406
    Tax benefits from exercise of stock optios                309              232
    Cash dividends paid                                         -             (341)
                                                   --------------   --------------
Net cash provided by financing activities
    (Note 4)                                                  539              297
                                                   --------------   --------------

    Net increase in cash                                    2,496            6,315
Cash and cash equivalents beginning of period              14,085            5,199
                                                   --------------   --------------
Cash and cash equivalents end of period            $       16,581   $       11,514
                                                   --------------   --------------
Supplemental disclosure of cash flow
    information
Cash paid during the period for:
   Interest                                        $            4   $            9
   Income taxes                                    $        3,063   $          113

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These consolidated statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

All references in the accompanying consolidated financial statements to the number of common shares and per share amounts are based on the retroactive effect of the stock dividend declared on May 8, 2007.

The Company's common stock has been approved by The NASDAQ Stock Market LLC to be listed on The Nasdaq Global Market. The Company expects to begin trading on this exchange in mid-November 2007 and will delist from the American Stock Exchange at that time.

2.      Significant Accounting Policies
        -------------------------------

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 2 to such consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company has made no significant changes to these policies during 2007.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement on Financial Accounting Standards ("SFAS") No. 109 ("SFAS 109") on January 1, 2007. The Company had no adjustment as a result of FIN 48.

3.      Stockholders' Equity
        --------------------

a.      Dividends
        ---------

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

On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share. The aggregate amount of the dividend was $341,000, which was paid on June 15, 2006 to shareholders of record as of May 24, 2006.

b.      The 1995 Stock Option Plan
        --------------------------

SFAS 123-R, which requires the Company to expense the vesting of stock options, lowered net income by approximately $1,000 and $5,000 for the three and nine months ended September 30, 2007, respectively. In addition, during the quarter ended September 30, 2007, two company executives exercised 29,750 options which lowered net income for the quarter by $94,000. During the quarter ended June 30, 2007, two Company executives, an employee and a director exercised 40,166 options which lowered net income by $90,000. During the quarter ended March 31, 2007, an executive and a former director exercised 70,500 options which lowered net income by $179,000.

The adoption of SFAS 123-R lowered net income approximately $3,000 and $9,000 for the three and nine months ended September 30, 2006, respectively. In addition, during the quarter ended in September 30, 2006, an executive exercised options to purchase 6,300 shares which lowered net income by $9,000. During the quarter ended June 30, 2006, an executive and a director exercised options to purchase 45,000 shares which lowered net income by $59,000. During the quarter ended March 31, 2006, two executives and a former director exercised 195,000 options which lowered net income by $196,000.

As of September 30, 2007, there is approximately $5,000 of unrecognized compensation expense related to unvested stock-based compensation awards granted. That cost is expected to be recognized through August 2008.

The 1995 Stock Option Plan contained a provision entitling the option holder, after declaration of a stock dividend, to receive, upon the future execution of the option, the number of securities to which he would have been entitled had he actually owned the shares which were subject to the unexercised portion of the option. Pursuant to the 5% stock dividend declared on May 8, 2007, all holders of unexercised options became entitled to receive 5% additional shares upon an option exercise. The weighted average number of shares outstanding used in the calculation of diluted earnings per share as well as the total number of shares subject to options that are outstanding have been adjusted to reflect this stock dividend.

The 1995 Stock Option Plan expired in December 2005.

Options were granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted generally had a term of 10 years from the grant date and granted options vested ratably over a three- year period. The fair value of each option was amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the nine months ended September 30, 2007 was as follows:

                                                                     Weighted
                                                                      Average
                                                     Weighted        Remaining        Aggregate
                                     Number          Average        Contractual       Intrinsic
                                   of Shares      Exercise Price   Term in Years        Value
                                 --------------   --------------   --------------   --------------
Outstanding at January 1, 2007          368,835   $         1.65

Expired/canceled                              -                -

Granted                                       -                -

Effect of stock dividend                 13,083                -

Exercised                              (140,416)  $         1.64
                                 --------------
Outstanding at Sept. 30, 2007           241,502   $         1.56              3.7   $    1,321,000
                                 --------------

Exercisable at Sept. 30, 2007           234,502   $         1.56              3.5   $    1,283,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2007 and 2006, are as follows:

                             Three Months     Three Months     Nine Months      Nine Months
                                Ended             Ended           Ended             Ended
                             September 30,    September 30,    September 30,    September 30,
                                 2007             2006             2007             2006
                            --------------   --------------   --------------   --------------
Proceeds from stock
  options exercised         $       46,000   $       11,000   $      230,000   $      406,000

Tax benefits related to
  stock options exercised   $       81,000   $        9,000   $      309,000   $      232,000

Intrinsic value of stock
  options exercised         $      173,000   $       13,000   $      691,000   $      484,000

c.      2007 Stock Option Plan
        ----------------------

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

4.      Restatement of Statements of Cash Flows
        ---------------------------------------

A correction has been made to the consolidated statement of cash flows for the nine months ended September 30, 2006, which had presented the tax benefit of $232,000 related to the tax benefit from the exercise of stock options as a financing outflow (a bracketed number) rather than a financing inflow of $232,000 (a non-bracketed number). The tax benefit was properly discussed in the M, D & A section for the nine months ended September 30, 2006, and the cash balance at the end of the period was properly stated in the statement of cash flows. There was no effect on the consolidated balance sheet, income statement, stockholders' equity, or comprehensive income for that reporting period.

5.       Earnings per Share
         ------------------

                                   Three Months     Three Months     Nine Months      Nine Months
                                      Ended             Ended           Ended             Ended
                                   September 30,    September 30,    September 30,    September 30,
                                       2007             2006             2007             2006
                                  --------------   --------------   --------------   --------------
Net income                        $      871,000   $      785,000   $    2,365,000   $    1,749,000
                                  ==============   ==============   ==============   ==============
Earnings Per Share - Basic
--------------------------

Weighted average shares
  outstanding during the period        6,182,637        5,997,480        6,137,347        5,926,663
                                  ==============   ==============   ==============   ==============
Earnings per common share -
Basic                             $          .14   $          .13   $          .39   $          .30
                                  ==============   ==============   ==============   ==============

                                     Three Months     Three Months     Nine Months      Nine Months
                                        Ended             Ended           Ended             Ended
                                     September 30,    September 30,    September 30,    September 30,
                                         2007             2006             2007             2006
                                    --------------   --------------   --------------   --------------
Earnings Per Share - Diluted
----------------------------

Weighted average shares
  outstanding during the period          6,182,637        5,997,480        6,137,347        5,926,663
Dilutive effect of stock options
    per share                              101,758          132,048          100,032          130,719
                                    --------------   --------------   --------------   --------------
Total shares outstanding for
  purposes of calculating diluted
  earnings                               6,284,395        6,129,528        6,237,379        6,057,382
                                    ==============   ==============   ==============   ==============
Earnings per common
 share -Diluted                     $          .14   $          .13   $          .38   $          .29
                                    ==============   ==============   ==============   ==============

6.      Commitment and Contingencies
        ----------------------------

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

7.      Recently Issued Accounting Pronouncements
        -----------------------------------------

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

In February 2007, FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements beginning with the first quarter of 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

RESULTS OF OPERATIONS
---------------------

REVENUES

Total revenues for the quarter ended September 30, 2007 decreased by $617,000 or (2.9)% to $21,027,000, as compared to $21,644,000 for the quarter ended September 30, 2006. Total revenues for the nine months ended September 30, 2007 increased by $801,000 or 1.4% to $58,338,000, as compared to $57,537,000 for the nine months ended September 30, 2006.

As of September 30, 2007, the Company had a backlog of approximately $101,000,000, as compared to approximately $104,000,000 as of September 30, 2006. The Company believes that approximately $81,000,000 of the Company's backlog at September 30, 2007 is not reasonably expected to be completed within the year ended December 31, 2007. In addition to the $101,000,000 backlog as of September 30, 2007, during the first week of October 2007, the Company obtained several new projects totaling approximately $15,000,000. A portion of that new work will be performed during 2007. Also, any other new contracts secured by the Company in the next quarter may also increase 2007 revenues. The amount of backlog not reasonably expected to be completed in the year ended December 31, 2007 is subject to various uncertainties and risks. See discussion under "Forward-Looking Statements", below.

COST OF REVENUES

Cost of revenues for the quarter ended September 30, 2007 decreased by $1,022,000 or (5.3)% to $18,182,000, as compared to $19,204,000 for the quarter ended September 30, 2006. Cost of revenues for the nine months ended September 30, 2007 decreased by $294,000 or (.6%) to $50,195,000, as compared to
$50,489,000 for the nine months ended September 30, 2006. Increased overall revenues have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2007 was $2,845,000, or 13.5% of revenues as compared to $2,440,000, or 11.3% of revenues for the quarter ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 was $8,143,000, or 14.0% of revenues, as compared to $7,048,000, or 12.2%
of revenues, for the nine months ended September 30, 2006. The increase in gross profit for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, was primarily a result of higher margins on current projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2007 increased by $236,000 or 20.5% to $1,385,000, as compared to $1,149,000 for the quarter ended September 30, 2006. SG&A for the nine months ended September 30, 2007 increased by $198,000, or 4.9%, to $4,199,000, as compared to $4,001,000 for the nine months ended September 30, 2006.

A portion of the increases were a result of the exercise of stock options, as well as expenses related to the vesting of stock options which increased SG&A in the three and nine months ended September 30, 2007 by $154,000 and $177,000, respectively, as compared to the three and nine months ended September 30, 2006.

Professional fees related to the Company's public filings with the Securities and Exchange Commission, together with American Stock Exchange fees, decreased by approximately $17,000 and $140,000 for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006.

The remaining changes in the periods were primarily a result of increased employment costs, which were partially offset by the Company's ability to utilize a portion of its office staff on trade management contracts, on which SG&A are reimbursed as part of the Company's general condition costs.

OTHER INCOME

Other income for the quarter ended September 30, 2007 was $160,000, as compared to $94,000 for the quarter ended September 30, 2006. Other income for the nine months ended September 30, 2007 was $394,000, as compared to $212,000 for the nine months ended September 30, 2006. These amounts were primarily a result of interest earned during the periods.

PROVISION FOR TAXES

The tax provision for the quarter ended September 30, 2007 was $749,000, as compared to a tax provision of $600,000 for the quarter ended September 30, 2006. The tax provision for the nine months ended September 30, 2007 was $1,973,000, as compared to a tax provision of $1,510,000 for the nine months ended September 30, 2006.

NET INCOME

As a result of all the items mentioned above, the Company reported net income of $871,000, or $.14 per share-basic and diluted, for the quarter ended September 30, 2007, as compared to reported net income of $785,000, or $.13 per share-basic and diluted, for the quarter ended September 30, 2006. Included in the net income for the quarter ended September 30, 2007 were net expenses of approximately $95,000, related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $966,000, or $.16 per share-basic and $.15 per share-diluted for the quarter ended September 30, 2007. Included in net income for the quarter ended September 30, 2006 were net expenses of approximately $12,000 related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $797,000, or $.13 per share-basic and diluted for the quarter ended September 30, 2006.

For the nine months ended September 30, 2007, the Company reported net income of $2,365,000, or $.39 per share-basic and $.38 per share-diluted, as compared to reported net income of $1,749,000 or $.30 per share-basic and $.29 per share-diluted for the nine months ended September 30, 2006. Included in the net income for the nine months ended September 30, 2007 were net expenses of approximately $368,000, related to the exercising and vesting of stock options during the period. Excluding the effect of stock options net income would have been $2,733,000 or $.45 per share-basic and $.44 per share-diluted for the nine months ended September 30, 2007.

Included in the net income for the nine months ended September 30, 2006, were net expenses of approximately $273,000 related to the exercising and vesting of stock options during the period. Excluding the effect of stock options, net income would have been $2,022,000, or $.34 per share-basic and $.33 per share-diluted for the nine months ended September 30, 2006.

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

As of September 30, 2007, total cash and cash equivalents were $16,581,000, a $5,067,000 increase over the $11,514,000 reported as of September 30, 2006. In addition, at September 30, 2007, the Company held marketable equity securities totaling $1,716,000, an increase from the previous quarter of approximately $1,000,000 as a result of securities purchased during the quarter.

CASH PROVIDED BY OPERATIONS

Net cash provided by operations was $2,979,000 for the nine months ended September 30, 2007, as compared to $6,218,000 for the nine months ended September 30, 2006 (see Note 4 to the consolidated financial statements included in this report). The decrease in cash provided by operations in the nine months ended September 30, 2007, as compared to the prior year, was primarily a result of the funding of newer projects as well as the payment of 2006 corporate income taxes, estimated corporate income taxes for 2007, and executive bonuses. In addition, the net cash provided by operations for the nine months ended September 30, 2006 included the collection of the last two installments on the Co-Op City litigation settlement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion).

CASH USED IN INVESTING ACTIVITIES

During the nine months ended September 30, 2007, cash used in investing activity was $1,022,000. The Company received proceeds on the sales of marketable securities of $6,000 during the nine months ended September 30, 2007. The Company also purchased marketable securities of $1,001,000 during the nine months ended September 30, 2007. In addition, the Company purchased property and equipment totaling $27,000 during the nine months ended September 30, 2007.

Net cash used in investing activities during the nine months ended September 30, 2006 was $200,000. The Company purchased marketable securities of $12,000 during the nine months ended September 30, 2006. In addition, the Company purchased property and equipment totaling $188,000 during the nine months ended September 30, 2006.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities during the nine months ended September 30, 2007 and 2006 was $539,000 and $297,000, respectively.

During the nine months ended September 30, 2007 two company executives, an employee, a director and a former director exercised options to purchase an aggregate of 140,416 shares, resulting in cash proceeds of $230,000 to the Company.

During the nine months ended September 30, 2006, two company executives, a director, and a former director exercised options to purchase an aggregate of 246,300 shares, resulting in cash proceeds of $406,000 to the Company.

SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options. As a result of SFAS 123-R, $309,000 and $232,000 of excess tax benefits for the nine months ended September 30, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow (see Note 4 to the consolidated financial statements included in this report).

CREDIT FACILITY

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on March 31, 2008, is secured by the Company's assets, and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. There have been no borrowings against this line of credit.

Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum (8.75% at September 30, 2007) or the London Inter-Bank Offered Rate ("LIBOR") plus two and one-half percent per annum (7.60% at September 30, 2007).

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

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At September 30, 2007, approximately $42,000,000 of the Company's backlog of approximately $101,000,000 is anticipated to be bonded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

There have been no material changes in the accounting policies and estimates that the Company considers to be "critical" from those disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

See Note 7 to the consolidated financial statements for a summary of recently issued accounting pronouncements impacting the Company.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements generally can be identified as statements that include words such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. The Company's annual report on Form 10-K for the year ended December 31, 2006 describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, cancellations, deferrals or modifications of our customers' projects, and other various matters, many of which are beyond the

Company's control. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company's expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of September 30, 2007, the Company has invested $1,716,000 in marketable securities.

ITEM 4T. CONTROLS AND PROCEDURES
         -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes related to risk factors from those items previously disclosed in the Company's December 31, 2006 annual report on Form 10-K.

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

                                                        KSW, INC.

Date: November 7, 2007
                                                        /s/Richard W. Lucas
                                                        ------------------------
                                                        Richard W. Lucas
                                                        Chief Financial Officer

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