Form 10-K
period 2007-12-31
KSW INC
filed 2008-03-07
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 001-32865

                               ------------------

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

       Registrant's telephone number, including area code: (718) 361-6500

           Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
     COMMON STOCK                                 NASDAQ GLOBAL MARKET
    $.01 par value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-Accelerated Filer [ ]                          Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2007 was $40,897,039 (based on a price of $7.55 per share).

As of March 4, 2008, there were 6,271,924 shares of Common Stock, $.01 par value per share, outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS............................................................2

EXPLANATORY NOTE......................................................................2

PART I................................................................................3
        ITEM 1.      BUSINESS ........................................................3
        ITEM 1A.     RISK FACTORS ....................................................7
        ITEM 1B.     UNRESOLVED STAFF COMMENTS .......................................9
        ITEM 2.      PROPERTIES ......................................................9
        ITEM 3.      LEGAL PROCEEDINGS ...............................................9
        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............9
                     EXECUTIVE OFFICERS OF THE REGISTRANT ...........................10
PART II..............................................................................11
        ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                     MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............11
        ITEM 6.      SELECTED FINANCIAL DATA.........................................11
        ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.......................................13
        ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......26
        ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................26
        ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE........................................26
        ITEM 9A (T). CONTROLS AND PROCEDURES.........................................26
        ITEM 9B.     OTHER INFORMATION...............................................28

PART III.............................................................................28
        ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........28
        ITEM 11.     EXECUTIVE COMPENSATION..........................................28
        ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS.................................28
        ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                     INDEPENDENCE....................................................28
        ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES..........................29

PART IV..............................................................................29

       ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................29
SIGNATURES...........................................................................31

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

                                EXPLANATORY NOTE

During December 2007, the Company determined that it had incorrectly recorded an expense when stock options that had vested prior to the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 123-R "Share Based Payment" ("SFAS 123-R") were exercised. The Company incorrectly recorded an expense for the intrinsic value of these exercised options equal to the difference between the option exercise price and the quoted market value for the Company's common stock on each of the exercise dates, resulting in an understatement of net income. The Company's consolidated statements for the year ended December 31, 2006 and each quarterly period in that year, and for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, as previously reported will not be amended and should not be relied upon.

                                     PART I

ITEM 1.      BUSINESS

      General. KSW, Inc., a Delaware corporation (the "Company" or "KSW"), furnishes and installs heating, ventilating and air conditioning ("HVAC") systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects. The Company does not actively pursue projects under $3,000,000. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company conducts operations through its wholly-owned subsidiary, KSW Mechanical Services, Inc. ("KSW Mechanical"). The Company's common stock is traded on the Nasdaq Global Market Exchange ("NASDAQ") under the symbol "KSW".

      Some of the Company's ongoing projects include: Cardiovascular Center at New York Presbyterian Hospital, North Shore L.I. Jewish Women's Hospital Make Ready and new high rise luxury buildings in Manhattan at 206 East 86th Street, 1330 First Avenue, 839 Sixth Avenue, 450 Washington Street, five projects at Park West Village on Manhattan's upper west side, the hotel/condominium complex at 123 Washington Street, and the Trump project at 246 Spring Street. The Company is not currently performing work on projects in the public sector.

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

      The Company's primary business is providing HVAC and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers. Historically, some of these contracts were awarded through competitive bids.

      For the past few years, the Company has focused on the favorable New York City private construction market and has been successful in obtaining projects from private owners and construction companies by utilizing its value engineering and trade management skills. Many of these projects are obtained from repeat customers, who invite the Company to participate in the project while the project is still in the design phase, or to assist in bringing a project's budget in line with the customer's requirements.

     The Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems. These changes reduce costs, but still yield the same results as the original plans. The Company's ability to provide this service has become increasingly recognized in the industry and has resulted in the Company's ability to secure projects without competitive bidding. The Company believes that this service will provide additional opportunities in the future.

      The Company's management pioneered the concept of managing the mechanical trade portion of large construction projects. On larger complex projects (generally those having a mechanical portion valued at over $10,000,000), such as the Mount Sinai Hospital Center for Science and Medicine, where the Company is currently performing pre-construction services, the

Cardiovascular Center at New York Presbyterian Hospital, Weill Cornell Ambulatory Care Facility, Morgan Stanley Children's Hospital at New York Presbyterian and the Long Island Jewish Hospital Energy Center, it is often beneficial for a construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents. By engaging the services of a trade manager, the Company believes owners can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives. As a mechanical trade manager, the Company performs a construction manager function for the mechanical trade portion of a project. The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. The Company believes that this coordination provides a significant benefit in keeping a project on schedule and within budget.

      As a mechanical trade manager, the Company may subcontract parts of a large project to different subcontractors, thereby increasing competition on projects and reducing costs by allowing smaller contractors to compete for the subcontract work. On some projects, the Company may self-perform a portion of the work for a fixed price. The Company believes customers benefit by having a single source responsible for the cost, coordination and progress of the mechanical portion of the projects. Although trade management is typically available only on large jobs, the Company believes there is opportunity for expanding this line of business.

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

      While trade management projects provide a net profit margin lower than that for construction projects, the Company believes there is generally less risk associated with trade management projects because there is a contingency fund, which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company's costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses. The Company is at risk for any costs in excess of the GMP. There is no assurance that potential cost overruns will not exceed this contingency.

      Operations. Historically, the Company has obtained projects primarily through negotiations with private owners, construction managers and general contractors and by competitive bidding and negotiations in response to advertisements by federal, state and local governmental agencies. During 2007, the Company has not bid on public projects, but has obtained projects in the private sector by working with owners, developers, construction companies and design professionals on a cooperative basis. The Company's ability to suggest alternative design concepts has allowed its customers to reduce their cost of projects. By providing value engineering and trade management services, the Company has been able to secure contracts without participating in the competitive bidding process.

      For all projects, the Company develops a comprehensive project budget using what it believes is a proven cost estimating system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the Company's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs compared to the estimates. These costs are tracked on a monthly basis. The Company's costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

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

      Backlog. The Company has a backlog (anticipated revenue from the uncompleted portions of awarded projects) of orders totaling approximately $111,300,000 as of December 31, 2007, compared to approximately $110,200,000 as of December 31, 2006, and approximately $82,200,000 at December 31, 2005. The Company's backlog at December 31, 2007 includes only the pre-construction portion of the Mount Sinai Hospital Center for Science and Medicine trade management contract, where the Company is currently providing value engineering, estimating, and scheduling services. The Company has not formulated a GMP nor entered into a contract to construct this project, which is currently valued at approximately $58,000,000.

      The Company believes that approximately $28,000,000 of the existing backlog at December 31, 2007 is not reasonably expected to be completed during the next fiscal year. A portion of the Company's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year. As an example, the $20,000,000 project at 839 Sixth Avenue was awarded in January 2008, and has already started. The schedule for each project is different and subject to change due to circumstances outside the control of the Company. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year. The Company believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

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

      Employees. At December 31, 2007, the Company had approximately 45 full-time office and project support employees. The Company also employs field employees, who are union workers. The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalties.

      The Company pays benefits to union employees through payments to trust funds established by the unions. The Company's obligation is to pay a percentage of the wages of union workers to these trust funds. Thus, the Company does not accrue liabilities for pension and medical benefits to union retirees. The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan. In 2007, the Company matched 25% of its employees' yearly 401(k) contributions.

      Dependence Upon Customers. At any given time, a material portion of the Company's contract revenue may be generated from a single customer through one large contract or various contracts. The Company's customer base can vary each year based on the nature and scope of the projects undertaken in that year.

      For the year ended December 31, 2007, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC and related entities, and Plaza Construction Corporation constituted 46%, 20% and 13% of the Company's total revenues, respectively.

      For the year ended December 31, 2006, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC, Glenwood Management Corporation and related entities, and Skanska USA Building Inc. constituted 40%, 18%, 10% and 10% of the Company's total revenues, respectively.

      For the year ended December 31, 2005, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC and related entities, Skanska USA Building

Inc., M.D. Carlisle Construction Corp., and Plaza Construction Corporation constituted 31%, 11%, 11%, 11% and 10% of the Company's total revenues, respectively.

      Historically, a portion of the Company's revenue has been generated from contracts with federal, state and local governmental authorities. The Company's current revenue and backlog does not include any contracts directly with these governmental authorities.

      As is customary and required in the industry, the Company is often requested to provide a surety bond. The Company's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital. The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed. Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2007, approximately $43,400,000 of the Company's backlog was bonded.

      Other Matters. The Company does not own any patents, patent rights or similar intellectual property. The Company's business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2007, 2006 and 2005, and anticipates no research and development expenses in 2008.

ITEM 1A.     RISK FACTORS

      The Company is subject to a variety of risks, including the risks described below as well as adverse business conditions. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, not known or described below, which have not been determined to be material may also impair the Company's business operations. You should carefully consider the risks described below together with all other information in this report, including information contained in the "Forward-Looking Statements," "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure about Market Risk" sections. If any of the following risks occur, the Company's financial condition and results of operations could be adversely affected. Such events may cause actual results to differ materially from expected and historical results, and the trading price of the Company's stock could decline.

      The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2009. The Company has no other current employment or non-competition agreements with senior management. Because the Company relies on senior management's relationships with its customers and in the construction industry in New York City, the failure to retain senior management would have a material adverse effect on the Company's business.

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

      The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs related to shortages of skilled labor and unforeseen jobsite conditions. There can be no assurance that these factors will not affect productivity and profitability in the future.

      The Company has in the past experienced significant increases in the cost of steel piping materials, which is the primary material used by the Company on projects. Future increases may impact the Company's profit margins beyond the Company's estimates.

      An economic downturn, specifically in the New York City metropolitan area, could result in a decrease in construction spending in the private and public sectors in the market the Company serves, which could reduce the Company's revenues.

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

      During the construction period, owners or general contractors may require the Company to perform certain work which is a change to or in addition to the original contract. Such work often requires months to obtain formal change orders (including dollar amounts). Change orders are often the subject of dispute and sometimes litigation. The failure of an owner or general contractor to issue change orders or make payments could delay receipt of receivables and require litigation to collect sums due the Company.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

      Not Applicable.

ITEM 2.      PROPERTIES

      Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases office and warehouse space in Long Island City, New York, consisting of 18,433 square feet. The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%. The lease is a triple net lease and thus the Company will pay any increases in real estate taxes over base year taxes, maintenance, insurance and utilities. The Company has exercised a three-year option extending the lease through June 2009.

      The Company also occupies a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and 10,000 square feet of shop space. It also occupies an adjacent 5,000 square foot storage yard. This property is jointly owned by the Company's Chief Executive Officer and a charitable foundation he controls. This tenancy is on a triple net basis. The Company pays rent of approximately $8,500 per month, plus taxes (currently approximately $2,000 per month), maintenance, insurance and utilities. The written lease for this property expired on December 31, 2002, and the property is currently being occupied on a month-to-month basis.

      The properties are well maintained, adequate and suitable for their purposes.

ITEM 3.      LEGAL PROCEEDINGS

      There is no material pending legal proceedings to which the Company is a party.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2007 were as follows:

Name                    Age      Title
----                    ---      -----
Floyd Warkol            60       Chief Executive Officer, President, Secretary and
                                 Chairman of the Board of Directors

Richard W. Lucas        41       Chief Financial Officer

James F. Oliviero       60       General Counsel

Vincent Terraferma      57       Chief Operating Officer of KSW Mechanical

      Mr. Floyd Warkol has been employed as Chairman of the Board since December 1995 and as President, Secretary and Chief Executive Officer of the Company and as Chairman and Chief Executive Officer of KSW Mechanical since January 1994.

      Mr. Richard W. Lucas has been employed as the Chief Financial Officer of the Company and KSW Mechanical since August 2002. Since February 2006, Mr. Lucas has been a Director of KSW Mechanical.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Since November 2007, the Company's Common Stock is quoted on the NASDAQ Stock Market LLC's Global Market under the symbol "KSW". Prior to November 2007, the Company's Common Stock was quoted on the American Stock Exchange.

      At March 4, 2008, the Company had 6,271,924 shares of KSW Common Stock issued and outstanding held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company's stock transfer agent and Broadridge Financial Solutions, Inc.

      On May 8, 2007, the Company's Board of Directors declared a 5% stock dividend pursuant to which 293,265 additional shares were issued on June 11, 2007 to shareholders of record as of May 24, 2007. Cash was paid in lieu of issuing fractional shares based on the last sales price of the Company's stock on the record date. All references in the accompanying consolidated financial statements to the weighted average number of common shares outstanding and per share amounts are based on the retroactive effect of the stock dividend.

      On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006. The aggregate amount of the dividend was $341,000, and this dividend was paid on June 15, 2006. The Company did not pay dividends in 2005.

      The following information on high and low bid data is provided for 2007 and 2006 based on intraday quotations:

                                          2007                                2006
                                          ----                                ----
             Quarter             High                Low              High              Low
             -------             ----                ---              ----              ---
First .....................    $   7.69          $   6.01          $   4.06          $   2.80
Second ....................    $   8.13          $   6.23          $   6.12          $   3.40
Third .....................    $   8.65          $   6.25          $   4.60          $   3.66
Fourth ....................    $   7.40          $   5.76          $   7.40          $   3.80

These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.

ITEM 6.      SELECTED FINANCIAL DATA

      The following information for the year ended December 31, 2007 is derived from and qualified in its entirety to the consolidated financial statements for the year audited by J.H. Cohn LLP. The following information for the years ended December 31, 2006, 2005, 2004 and 2003 is derived from and qualified in its entirety to the consolidated financial statements for those years audited by Marden, Harrison & Kreuter CPAs P.C. Each of the previously mentioned consolidated financial statements is included herein or in prior years' annual reports on Form 10- K, and should be read in conjunction with such financial information.

                                                            As Of And For The Year Ended December 31,
                                                            -----------------------------------------
                                                   (Dollars in thousands, except share and per share amounts)

                                               2007           2006            2005             2004           2003
                                                           (RESTATED)
Income Statement:
Revenues .................................    $77,266       $77,128          $53,378          $26,281        $35,002
Costs of revenues ........................     66,771        67,155           46,897           24,139         31,148
Gross profit .............................     10,495         9,973            6,481            2,142          3,854
Selling, general and
  administrative expenses ................      4,427         4,511(a)         3,657            3,452          3,010
Operating income (loss) ..................      6,068         5,462            2,824           (1,310)           844
Other income (expense) ...................        682           361               39               52            (59)
Income (loss) before provision
  (benefit) for income taxes .............      6,750         5,823            2,863           (1,258)           785
Provision (benefit) for income
  taxes ..................................      3,088         2,715(a)           152(b)            22            (30)
Net income (loss) ........................      3,662         3,108            2,711           (1,280)           815
Net income (loss) per share -
  Basic ..................................        .59           .52              .47             (.22)           .14
  Diluted ................................        .59           .51              .47             (.22)           .14
Number of shares used in
  earnings per share
  computation :
  Basic ..................................  6,162,034     5,950,445        5,743,827        5,743,827      5,743,827
  Diluted ................................  6,242,607     6,077,127        5,743,827        5,743,827      5,743,827
Dividends per share ......................          -           .06                -                -              -

Balance Sheet Data:
Total assets .............................    $40,937       $35,545          $22,710          $13,913        $16,834
Working capital ..........................     16,822        12,361            8,056            3,181          4,496
Current liabilities ......................     23,548        22,422           13,192            7,127          8,785
Long-term liabilities ....................          -             -                -                -              -
Stockholders' equity .....................     17,389        13,123            9,518            6,786          8,049
Other Data:
Current ratio ............................     1.71:1        1.55:1           1.61:1           1.45:1         1.51:1

(a) During December 2007, the Company determined that it had incorrectly recorded an expense when stock options that had vested prior to the Company's adoption of SFAS 123-R were exercised. The Company incorrectly recorded an expense for the intrinsic value of these exercised options equal to the difference between the option exercise price and the quoted market value for the Company's common stock on each of the exercise dates, resulting in an understatement of net income. The year ended December 31, 2006 amounts above have been restated to reflect a $636 reduction of selling, general and administrative expenses and a $293 increase in income tax expense.

(b) During the year ended December 31, 2005, the outstanding deferred tax valuation allowance was reversed, after the Company's management re-evaluated the likelihood that these assets would be realized in their entirety, and concluded the valuation allowance was not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis explains the general financial condition and the results of operations for the Company for the years ended December 31, 2007, 2006 and 2005 including:

      o factors that affect our business;
      o our earnings and costs in the periods presented;
      o changes in earnings and costs between periods;
      o sources of earnings; and
      o impacts of these factors on our overall financial condition.

      As you read this discussion and analysis, please refer to the Company's consolidated financial statements and the notes thereto for the years ended 2007, 2006 and 2005 included in this report.

      During December 2007, the Company determined that it had incorrectly recorded an expense when stock options that had vested prior to the Company's adoption of SFAS 123-R were exercised. The Company incorrectly recorded an expense for the intrinsic value of these exercised options equal to the difference between the option exercise price and the quoted market value for the Company's common stock on each of the exercise dates, resulting in an understatement of net income. The Company's consolidated financial statements for the year ended December 31, 2006 and each quarterly period in that year, and for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, as previously reported will not be amended and should not be relied upon.

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

      The Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans, subject to the approval of the design professional. This assistance reduces costs and yields the same results as the original designs. As a result, during 2007, the Company obtained most of its contracts without bidding against its competitors.

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

      For the year ended December 31, 2007, the Company's earnings were affected by increased gross profit earned from projects, reduced selling, general and administrative expenses and increased other income.

      The gross profit for 2007 was higher than 2006 as a result of the Company's ability to pick and choose projects and the increased acceptance of the Company's value engineering services in the market place.

      A number of projects experienced general construction delays in the early stages of construction, which reduced revenues. While the Company is typically compensated for costs associated with these delays, the effect is to postpone revenue recognition until a later period.

      The Company's selling, general and administrative expenses were reduced as a result of the allocation of overhead costs to trade management contracts.

      The Company's other income was higher as a result of interest income earned on a higher cash position and realized gains on the sales of marketable securities.

      The majority of the Company's contracts are awarded on a fixed-price basis. Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company's contract is awarded. The Company purchases most materials throughout the project on a price in effect basis. The Company includes allowances in its estimates for future escalations in steel prices. The Company has an agreement with a supplier of piping materials, whereby the Company has committed to purchase certain piping products normally used in its operations at set prices through October 2008. This agreement does not cover all types of materials the Company utilizes on its projects. The Company has not been able to obtain fixed pricing on certain materials, such as copper tubing, due to current pricing volatility. The Company does not believe that pricing increases on items not covered by this purchase agreement will have a material effect on the Company's results of operations.

      For the year ended December 31, 2006, the Company's earnings were affected by increased volume, an increase in corporate income tax expense and the reversal of the allowance for doubtful accounts.

      The Company's revenues for 2006 increased 44.5%, as a result of the Company's performance on its backlog as of December 31, 2005, as well as contracts received during 2006.

      The corporate income tax expense for the year ended December 31, 2006 was higher than 2005, due to increased earnings.

      During the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts, which increased net income by approximately $107,000.

      For the year ended December 31, 2005, the Company's earnings increased as a result of increased volume with primarily the same overhead structure as in the prior year, the settlement of the Co-Op City litigation, and the reversal of the deferred tax asset valuation allowance.

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

      Management believes that the future success of the Company lies in its ability to obtain new projects, maintain proper cost controls related to this work, pursue new trade management contracts and continue controlling office expenditures. The Company is dependant on outside factors such as the general health of the New York City metropolitan area economy and continued low interest rates, both of which relate to the strength of the building industry and the type of projects the Company has the ability to obtain. Increasing governmental deficits could also affect the amount of new governmental financed projects which the Company could pursue. The Company must also continue to obtain surety bonds, when required on projects. The Company's management has experience in expanding into new geographic areas; however, to date the Company has conducted its operations primarily in the New York metropolitan area.

Results of Operations

      The following table sets forth the amounts of and as a percentage of total revenues, certain items of the Company's consolidated statement of operations for the periods indicated (dollar amounts in thousands):

                                                         2007                 2006                   2005
                                                         ----                 ----                   ----
                                                                            RESTATED
                                                                            --------
                                                  Amount   Percent       Amount   Percent       Amount   Percent
                                                  ------   -------       ------   -------       ------   -------
Revenues ...................................    $ 77,266     100.0     $ 77,128     100.0     $ 53,378     100.0
Costs of revenues ..........................      66,771      86.4       67,155      87.1       46,897      87.9
                                                --------     -----     --------     -----     --------     -----
Gross profit ...............................      10,495      13.6        9,973      12.9        6,481      12.1
Selling, general and
  administrative expenses ..................       4,427       5.7        4,511       5.9        3,657       6.8
                                                --------     -----     --------     -----     --------     -----
Operating income ...........................       6,068       7.9        5,462       7.0        2,824       5.3
Other income ...............................         682        .8          361        .5           39        .1
                                                --------     -----     --------     -----     --------     -----
Income before provision for
income taxes ...............................       6,750       8.7        5,823       7.5        2,863       5.4
Provision for income taxes .................       3,088       4.0        2,715       3.5          152        .3
                                                --------     -----     --------     -----     --------     -----
Net income .................................     $ 3,662       4.7      $ 3,108       4.0      $ 2,711       5.1
                                                ========     =====     ========     =====     ========     =====

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenues
--------

      Revenues increased $138,000, or .2%, to $77,266,000 for the year ended December 31, 2007, as compared to $77,128,000 for the year ended December 31, 2006. Revenues for the fourth quarter of 2007 were $18,928,000, a decrease of $663,000, or 3.4%, as compared to $19,591,000 in the fourth quarter of 2006.

      During 2007, a number of projects experienced general construction delays in the early stages of construction, which reduced revenues for the year.

      At December 31, 2007, the Company had backlog of approximately $111,300,000. Approximately $28,000,000 of the December 31, 2007 backlog is not reasonably expected to be completed in the next fiscal year. New contracts secured by the Company during 2008 will also increase 2008 revenues. The amount of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.

      During the year ended December 31, 2007, the Company had earned 46%, 20%, and 13% of revenues, respectively, from its three largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues
-----------------

      Costs of revenues decreased by $384,000, or .6%, to $66,771,000 for the year ended December 31, 2007, as compared to $67,155,000 for the year ended December 31, 2006. Costs of revenues for the fourth quarter of 2007 were $16,576,000, a decrease of $90,000 as compared to $16,666,000 for the fourth quarter of 2006. Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses. Overhead costs include project supervision and drafting salaries as well as insurance costs. Higher revenues generally require higher expenditures of costs, but high revenues have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel. In addition, the Company took steps to reduce pricing volatility of piping materials by entering into agreements to purchase these products at fixed prices.

Gross Profit
------------

      For the year ended December 31, 2007, the Company had a gross profit of $10,495,000 or 13.6% of revenues, as compared to $9,973,000 or 12.9% of revenues for the year ended December 31, 2006. In the fourth quarter of 2007, the gross profit was $2,352,000 or 12.4% of revenues, as compared to $2,925,000 or 14.9% of revenues for the fourth quarter of 2006. The change in dollar amount in gross profits was primarily a result of the mix of contracts the Company has performed on during the periods.

Selling, General and Administrative Expenses
--------------------------------------------

      For the year ended December 31, 2007, selling, general and administrative ("S,G&A") expenses decreased $84,000, or 1.9%, to $4,427,000, as compared to $4,511,000 for the year ended December 31, 2006. In the fourth quarter of 2007, S,G&A expenses were $890,000, a decrease of $104,000, as compared to $994,000 for the fourth quarter of 2006.

      For the above yearly and quarterly periods, a portion of these changes were a result of the professional fees and employment costs. Professional fees, related to the Company's public filings with the Securities and Exchange Commission, together with American Stock Exchange fees decreased approximately $175,000 during the year ended December 31, 2007. In addition, during the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts totaling $200,000, which reduced S,G&A expenses.

      The remaining changes in S,G&A expenses were primarily a result of decreases in employment costs and office expenses related to the allocation of overhead costs to trade management contracts.

Other Income
------------

      Other income for the year ended December 31, 2007 increased $321,000 or 88.9%, to $682,000, as compared to other income of $361,000 for the year ended December 31, 2006. This change in other income was primarily a result of the Company's ability to earn interest income on its increased cash position and gains on sales of marketable securities. Net interest income for the year ended December 31, 2007 was $569,000, as compared to $317,000 for the year ended December 31, 2006. During the years ended December 31, 2007 and 2006, the Company realized gains on the sales of marketable securities totaling $113,000 and $44,000, respectively.

Provision for Income Taxes
--------------------------

      The income tax expense for the year ended December 31, 2007 was $3,088,000, or 45.7% of income before taxes compared to $2,715,000, or 46.6% of income before taxes for the year ended December 31, 2006.

Net income
----------

      As a result of all the items above, the Company reported net income of $3,662,000, or $.59 per share-basic and diluted, for the year ended December 31, 2007.

      As a result of all the items above, the Company reported net income of $3,108,000, or $.52 per share-basic and $.51 per share-diluted, for the year ended December 31, 2006.

      During the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts, which increased net income by approximately $107,000 or $.02 per share-basic and diluted.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenues
--------

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

      During the year ended December 31, 2006, the Company had earned 40%, 18%, 10% and 10% of revenues, respectively, from its four largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

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

Gross Profit
------------

      For the year ended December 31, 2006, the Company had a gross profit of $9,973,000 or 12.9% of revenues, as compared to $6,481,000 or 12.1% of revenues for the year ended December 31, 2005. In the fourth quarter of 2006, the gross profit was $2,925,000 or 14.9% of revenues, as compared to $2,694,000 or 15.8% of revenues for the fourth quarter of 2005. The increase dollar amount in gross profit was primarily a result of the overall increase in revenues. During the fourth quarter of 2005, the gross profit included an $888,000 gain on the settlement of the Co-Op City project claim.

Selling, General and Administrative Expenses
--------------------------------------------

      For the year ended December 31, 2006, selling, general and administrative ("S,G&A") expenses increased $854,000, or 23.4%, to $4,511,000, as compared to $3,657,000 for the year ended December 31, 2005. In the fourth quarter of 2006, S,G&A expenses were $994,000, an increase of $168,000, as compared to $826,000 for the fourth quarter of 2005.

      For the above yearly and quarterly periods, a portion of these changes were a result of professional fees and employment costs. Professional fees, related to the Company's public filings with the Securities and Exchange Commission, together with American Stock Exchange fees increased approximately $130,000 during the year ended December 31, 2006. In addition, during the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts totaling $200,000, which reduced S,G&A expenses.

      The remaining changes in S,G&A expenses were primarily a result of increases in employment costs and office expenses. During the latter half of 2005, the Company's Chief Executive Officer returned to a five-day work week, and additional office staff were hired, contributing to the increases in 2006.

Other Income
------------

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

Provision for Income Taxes
--------------------------

      The income tax expense for the year ended December 31, 2006 was $2,715,000, or 46.6% of income before taxes compared to $152,000, or 5.3% of income before taxes for the year ended December 31, 2005. For the year ended December 31, 2005, the provision for income taxes differs from the Company's effective income tax rate primarily due to the reversal of a deferred income tax valuation allowance.

Net income
----------

      As a result of all the items above, the Company reported net income of $3,108,000, or $.52 per share-basic and $.51 per share-diluted, for the year ended December 31, 2006. During the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts, which increased net income by approximately $107,000 or $.02 per share-basic and diluted.

      The Company reported net income of $2,711,000 or $.47 per share-basic and diluted for the year ended December 31, 2005. Excluding the effect of the one time adjustments for the Co-Op City litigation and the reversal of the deferred tax valuation allowance, net income for 2005 would have been $1,473,000 or $.26 per share-basic and diluted.

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

      As of December 31, 2007, the Company's cash and cash equivalents balances totaled $16,232,000, an increase of $2,147,000 from the $14,085,000 reported as of December 31, 2006.

      In addition, at December 31, 2007, the Company held marketable equity securities and mutual funds totaling $1,892,000, an increase from the $663,000 balance at December 31, 2006.

Net cash provided by Operating Activities
-----------------------------------------

      Net cash provided by operating activities was $2,804,000, $8,510,000 and $2,325,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The cash provided by operations was primarily due to operating income provided by operations, and during 2007, it was reduced by corporate income taxes paid totaling $3,922,000. Cash provided by operations for the years ended December 31, 2006 and 2005 include receipts on the Co-Op City litigation settlement of $1,700,000 in 2006 and $1,200,000 in 2005.

Cash used in Investing Activities
---------------------------------

      Net cash used in investing activities was $1,322,000 in 2007, $51,000 in 2006, and $86,000 in 2005. The Company purchased marketable securities of $1,737,000, $12,000, $163,000 during 2007, 2006 and 2005, respectively. The
Company received proceeds on the sales of marketable securities of $489,000, $171,000, and $153,000 during 2007, 2006 and 2005, respectively. In addition, the Company purchased property and equipment totaling $74,000, $210,000, and $76,000 during 2007, 2006 and 2005, respectively.

Cash provided by Financing Activities
-------------------------------------

      During 2007, net cash provided by financing activities was $665,000. During 2006, net cash provided by financing activities was $427,000. During 2005 no cash was provided by or used in financing activities.

      During the year ended December 31, 2007, eight individuals exercised options to purchase an aggregate of 192,916 shares contributing cash proceeds of $309,000 to the Company.

      During the year ended December 31, 2006, six individuals exercised options to purchase an aggregate of 287,832 shares contributing cash proceeds of $475,000 to the Company.

      Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123-R, $356,000 and $293,000 of excess tax benefits for the years ended December 31, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

      On May 8, 2006, the Company's Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006. The aggregate amount of the dividend was $341,000, and this dividend was paid on June 15, 2006.

Credit Facility
---------------

      The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility is secured by the

Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. On January 28, 2008, the Company's bank extended the working capital credit facility through April 1, 2009. There have been no borrowings against this facility during 2007 and 2006.

      Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum (8.25% at December 31, 2007), or the London Interbank Offered Rate ("LIBOR") plus two and one-half percent per annum (7.35% at December 31, 2007).

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

      As of December 31, 2007, approximately $43,400,000 of the Company's backlog of approximately $111,300,000 was bonded. The Company provides its surety with a detailed schedule of backlog on a quarterly basis. The Company's bonding limits are sufficient based on the Company's revenue, volume and size of the Company's bonded contracts.

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

Accounting for revenue recognition for construction contracts
-------------------------------------------------------------

      The Company recognizes revenue for long-term construction contracts not yet completed using the percentage of completion method, measured by the percentage of total costs incurred to date as compared to total estimated costs at the completion of each contract. When the Company bids on projects, a comprehensive budget is prepared dividing the project into line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As projects progress, the Company's project managers plan, schedule and oversee operations and review project costs compared to the estimates. Management reviews on a bi-weekly basis the progression of the contract with the project manager. An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts. The results of these procedures help upgrade the anticipated total costs at completion, based on facts and circumstances known at the time. Any revisions in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes. The Company receives change orders for project scope changes. For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims. Such claims are not carried on the books until they are acknowledged by the owner or contractor.

Accounts and retainage receivable
---------------------------------

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

      During the years ended December 31, 2007 and 2006, the Company has not written off any receivables and therefore has not recorded an allowance for uncollectible trade accounts and retainage receivable at December 31, 2007 and 2006.

Accounting for income taxes
---------------------------

      Judgment is required in developing the Company's provision for income taxes, including the determination of deferred tax assets and valuation allowances that might be required against the deferred tax assets and liabilities. The Company's consolidated balance sheets at December 31, 2007 and 2006 include deferred tax assets totaling $311,000 and $505,000, respectively.

Accounting for share based compensation
---------------------------------------

      Since January 1, 2006, the Company accounts for share based compensation in accordance with the fair value recognition provisions of SFAS 123-R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value share-based compensation and the related amount recognized in the consolidated income statements.

NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

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

      In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141-R"). SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

      In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141-R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has not determined the effect, if any, the adoption of SFAS 160 will have on the Company's consolidated financial position and results of operations.

 CONTRACTUAL OBLIGATIONS

      As of December 31, 2007, outstanding contractual obligations are as follows:

                                          Payments Due by Period
                                          ----------------------
Contractual Obligations            Total     Less than 1 year     1-3 years      4-5 years     After 5 years
-----------------------            -----     ----------------     ---------      ---------     -------------
Long term debt                 $       -            $       -     $       -     $        -         $       -
Capital leases                         -                    -             -              -                 -
Operating leases (a)             299,000              199,000       100,000              -                 -
Purchase obligations
  under construction
  contracts                            -                    -             -              -                 -
Other long-term
  obligations                          -                    -             -              -                 -
                               ---------            ---------     ---------     ----------         ---------
Total                          $ 299,000            $ 199,000     $ 100,000     $        -         $       -
                               =========            =========     =========     ==========         =========

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

OFF -BALANCE SHEET ARRANGEMENTS

      No disclosures are required pursuant to Item 303 (a) (4) of Regulation S-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not utilize futures, options or other derivative instruments. As of December 31, 2007, the Company has invested $1,892,000 in marketable securities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference to pages F-1 through F-34 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No disclosure required.

ITEM 9A (T). CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting as set forth below, the Company's disclosure controls and procedures were not effective as of December 31, 2007.

      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANICAL REPORTING

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed with the participation of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

      Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the control system objectives are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

      During December 2007, the Company determined that it had incorrectly recorded an expense when stock options that had vested prior to the Company's adoption of accounting standard SFAS 123-R were exercised. The Company incorrectly recorded an expense for the intrinsic value of these exercised options equal to the difference between the option exercise price and the quoted market value for the Company's common stock on each of the exercise dates, resulting in an understatement of net income for the year ended December 31, 2006 and each quarterly period in that year, and for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. As a result, the Company has restated all prior period financial statements included in this Form 10-K for the effects of errors in accounting for share based compensation. We have concluded prior to this correction that the restatement was a material weakness in internal control over financial reporting.

      As of December 31, 2007, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has determined that as of December 31, 2007, there was a material weakness in our internal control over financial reporting in that the Company incorrectly recorded stock based compensation expense. In light of this, management has concluded that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Other than as discussed above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

10.3 Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005).

10.4 Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

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

10.6 Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit
       10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7 Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A.

11     Statement Regarding Computation of Net Earnings Per Share.

21.1   List of Subsidiaries.

23.1   Consent of J.H. Cohn LLP

23.2   Consent of Marden, Harrison & Kreuter CPAs P.C.

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

                                         KSW, INC.

                                     By: /s/ Floyd Warkol
                                         ---------------------------------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 5, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Floyd Warkol
                                         ----------------
                                         Floyd Warkol
                                         President, Chief Executive Officer,
                                         Secretary and Chairman of the Board of
                                         Directors (Principal Executive Officer)
                                         March 5, 2008

                                         /s/ Stanley Kreitman
                                         --------------------
                                         Stanley Kreitman
                                         Director
                                         March 5, 2008

                                         /s/ Innis O'Rourke
                                         ------------------
                                         Innis O'Rourke
                                         Director
                                         March 5, 2008

                                         /s/ Warren O. Kogan
                                         -------------------
                                         Warren O. Kogan
                                         Director
                                         March 5, 2008

                                         /s/ John A. Cavanagh
                                         --------------------
                                         John A. Cavanagh
                                         Director
                                         March 5, 2008

                                         /s/ Richard W. Lucas
                                         --------------------
                                         Richard W. Lucas
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)
                                         March 5, 2008

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page
                                                                     ----
Reports of Independent Registered Public Accounting Firm             F-2-3

Consolidated Financial Statements:

   Consolidated Balance Sheets                                       F-4-5

   Consolidated Statements of Income                                 F-6

   Consolidated Statements of Comprehensive Income                   F-7

   Consolidated Statements of Stockholders' Equity                   F-8

   Consolidated Statements of Cash Flows                             F-9-10

Notes to Consolidated Financial Statements                           F-11-33

Schedule II- Schedule of Valuation and Qualifying Accounts           F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and Subsidiary as of December 31, 2007, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited the adjustments described in Note 16 that were applied to restate the 2006 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("FASB Statement") No. 123R -- "Share Based Payment".

J.H. Cohn LLP
White Plains, New York
March 5, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders
KSW, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and Subsidiary as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying consolidated financial statement Schedule II is presented for additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C

White Plains, New York
February 15, 2007, except for Note 17(A), as to which the date is March 6, 2007, and for Note 17(B), as to which date is March 8, 2007.

                            KSW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2007 AND 2006
                        (in thousands, except share data)
                        ---------------------------------

                                                                                      2006
                                                                       2007        (RESTATED)
                                                                     --------      ----------
      ASSETS
      ------
Current assets:
  Cash and cash equivalents                                          $ 16,232       $ 14,085
  Marketable securities                                                 1,892            663
  Accounts receivable                                                  14,133         13,205
  Retainage receivable                                                  6,647          5,566
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                              1,107          1,017
  Prepaid expenses and other receivables                                  359            247
                                                                     --------       --------
              Total current assets                                     40,370         34,783

Property and equipment, net                                               254            256
Deferred income taxes and other                                           313            506
                                                                     --------       --------
              Total assets                                           $ 40,937       $ 35,545
                                                                     ========       ========

                                   (continued)

                                                                                      2006
                                                                       2007        (RESTATED)
                                                                     --------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                   $ 14,182       $ 11,960
  Retainage payable                                                     3,636          2,798
  Accrued payroll and benefits                                          1,519            932
  Accrued expenses                                                        175            296
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                              4,031          4,987
  Income taxes payable                                                      5          1,449
                                                                     --------       --------
              Total current liabilities                                23,548         22,422
                                                                     --------       --------
Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock: $.01 par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                       -              -
  Common stock: $.01 par value, 25,000,000 shares
     authorized, 6,244,324 and 5,758,143 shares issued
     and outstanding at 2007 and 2006, respectively                        62             58
  Additional paid-in capital                                           13,139         10,547
  Retained earnings                                                     4,161          2,420
  Accumulated other comprehensive income:
     Net unrealized holding gains on available for sale
        securities                                                         27             98
                                                                     --------       --------

              Total stockholders' equity                               17,389         13,123
                                                                     --------       --------
              Total liabilities and stockholders' equity             $ 40,937       $ 35,545
                                                                     ========       ========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                      (in thousands, except per share data)
                  --------------------------------------------

                                                                                         2006
                                                                        2007          (RESTATED)          2005
                                                                    ------------     ------------     ------------
Revenues                                                             $   77,266       $   77,128       $   53,378
Costs of revenues                                                        66,771           67,155           46,897
                                                                     ----------       ----------       ----------
Gross profit                                                             10,495            9,973            6,481
Selling, general and administrative expenses                              4,427            4,511            3,657
                                                                     ----------       ----------       ----------
Operating income                                                          6,068            5,462            2,824
                                                                     ----------       ----------       ----------
Other income:
  Interest income, net                                                      569              317               24
  Gain on sales of marketable securities                                    113               44               15
                                                                     ----------       ----------       ----------
Total other income                                                          682              361               39
                                                                     ----------       ----------       ----------
Income before provision for taxes                                         6,750            5,823            2,863
Provision for income taxes                                                3,088            2,715              152
                                                                     ----------       ----------       ----------
Net income                                                           $    3,662       $    3,108       $    2,711
                                                                     ==========       ==========       ==========
Basic earnings per common share                                      $      .59       $      .52       $      .47
                                                                     ==========       ==========       ==========
Diluted earnings per common share                                    $      .59       $      .51       $      .47
                                                                     ==========       ==========       ==========

Weighted average common shares outstanding -
  Basic                                                               6,162,034        5,950,445        5,743,827
  Diluted                                                             6,242,607        6,077,127        5,743,827

Cash dividend declared and paid per share                            $        -       $      .06       $        -
                                                                     ==========       ==========       ==========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                 (in thousands)
                 -----------------------------------------------

                                                                                         2006
                                                                        2007          (RESTATED)          2005
                                                                    ------------     ------------     ------------
Net income                                                           $    3,662       $    3,108       $    2,711
                                                                     ----------       ----------       ----------
Other comprehensive income (loss) before tax:
  Net unrealized holding gains (losses) arising during
     the year                                                               (19)              73               55
  Less: reclassification adjustment for gains included
     in net income                                                         (113)             (44)             (15)
                                                                     ----------       ----------       ----------
  Other comprehensive income (loss) before income
     tax (benefit)                                                         (132)              29               40
Income tax (benefit) related to items of other
     comprehensive income (loss)                                            (61)              13               19
                                                                     ----------       ----------       ----------
Other comprehensive income (loss), net of income
     tax (benefit)                                                          (71)              16               21
                                                                     ----------       ----------       ----------
Total comprehensive income                                           $    3,591       $    3,124       $    2,732
                                                                     ==========       ==========       ==========

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                 -----------------------------------------------

                                                                                                       Accumulated
                                                                           Additional      Retained       Other
                                                      Common Stock          Paid-In        Earnings   Comprehensive
                                                   Shares      Amount       Capital       (Deficit)       Income       Total
                                                   ------      ------       -------       ---------       ------       -----
Balances, January 1, 2005                        5,470,311     $   54      $  9,729       $ (3,058)      $    61      $ 6,786
Net income                                               -          -             -          2,711             -        2,711
Net unrealized gains on available
  for sale securities                                    -          -             -              -            21           21
                                                 ---------     ------      --------       --------       -------      -------
Balances, December 31, 2005                      5,470,311         54         9,729           (347)           82        9,518
Net income (restated)                                    -          -             -          3,108             -        3,108
Share transactions under employee
  stock option plan (restated)                     287,832          4           471              -             -          475
Amortization of share based
  compensation (restated)                                -          -            54              -             -           54
Cash dividend paid - $.06 per share                      -          -             -           (341)            -         (341)
Tax benefits from exercise of employee stock
  option plan (restated)                                 -          -           293              -             -          293
Net unrealized gains on available for
  sale securities                                        -          -             -              -            16           16
                                                 ---------     ------      --------       --------       -------      -------
Balances, December 31, 2006 (restated)           5,758,143         58        10,547          2,420            98       13,123
Net income                                               -          -             -          3,662             -        3,662
Share transactions under employee
  stock option plan                                192,916          1           308              -             -          309
Amortization of share based compensation                 -          -            10              -             -           10
Stock dividend                                     293,265          3         1,918         (1,921)            -            -
Tax benefits from exercise of employee stock
  option plan                                            -          -           356              -             -          356
Net unrealized losses on available for
  sale securities                                        -          -             -              -           (71)         (71)
                                                 ---------     ------      --------       --------       -------      -------
Balances, December 31, 2007                      6,244,324     $   62      $ 13,139       $  4,161       $    27      $17,389
                                                 =========     ======      ========       ========       =======      =======

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                 (in thousands)
                  --------------------------------------------

                                                                                       2006
                                                                       2007         (RESTATED)           2005
                                                                    ---------       ----------         ---------
Cash flows from operating activities:
     Net income                                                      $ 3,662          $ 3,108           $ 2,711
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                        76               66                62
     Deferred income taxes                                               254              856               101
     Tax benefits from exercise of stock options                        (356)            (293)                -
     Reduction in allowance for doubtful accounts                          -             (200)                -
     Realized gains on sales of
        marketable securities                                           (113)             (44)              (15)
     Share based compensation expense
        related to stock option plan                                      10               54                 -
Changes in assets (increase) decrease:
     Accounts receivable                                                (928)          (1,118)           (5,639)
     Retainage receivable                                             (1,081)          (2,802)             (776)
     Costs and estimated earnings in excess of
        billings on uncompleted contracts                                (90)            (537)             (244)
     Prepaid expenses and other receivables                             (112)            (103)               60
Changes in liabilities increase (decrease):
     Accounts payable                                                  2,222            2,427             4,627
     Retainage payable                                                   838            1,222               555
     Accrued payroll and benefits                                        587              390               322
     Accrued expenses                                                   (121)              90                58
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                               (956)           3,652               503
    Income taxes payable                                              (1,088)           1,742                 -
                                                                     -------          -------           -------
        Net cash provided by operating activities                      2,804            8,510             2,325
                                                                     -------          -------           -------

                                   (continued)

                            KSW, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                 (in thousands)
                           -------------------------

                                                                                        2006
                                                                       2007          (RESTATED)          2005
                                                                    ----------       ----------       ---------
Cash flows from investing activities:
  Proceeds received on sales of marketable securities                $    489         $    171         $   153
  Purchases of marketable securities                                   (1,737)             (12)           (163)
  Purchases of property and equipment                                     (74)            (210)            (76)
                                                                     --------         --------         -------
     Net cash used in investing activities                             (1,322)             (51)            (86)
                                                                     --------         --------         -------
Cash flows from financing activities:
  Proceeds from the exercise of
     employee stock option plan                                           309              475               -
  Tax benefits from exercise of stock options                             356              293               -
  Cash dividends paid                                                       -             (341)              -
                                                                     --------         --------         -------
     Net cash provided by financing activities                            665              427               -
                                                                     --------         --------         -------
     Net increase in cash and cash equivalents                          2,147            8,886           2,239
Cash and cash equivalents, beginning of year                           14,085            5,199           2,960
                                                                     --------         --------         -------
Cash and cash equivalents, end of year                               $ 16,232         $ 14,085         $ 5,199
                                                                     ========         ========         =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                        $     16         $     13         $    13
     Income taxes                                                    $  3,922         $    142         $    51

                 See notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(1)   Principles of consolidation and nature of operations

      The accompanying consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively "the Company", and have been prepared in conformity with accounting principles generally acceptable in the United States of America. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2)   Summary of significant accounting policies

      (A)   Revenue and cost recognition

            Revenue is primarily recognized on the percentage of completion method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

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

      (B)   Cash and cash equivalents

            The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash equivalents consist of money market accounts.

      (C)   Marketable securities

            Marketable securities, consisting of equity securities and mutual funds, are classified as "available-for-sale" securities and are stated at fair market value based on quoted market prices. Realized gains and losses, determined using the specific identification method, are included in earnings. Unrealized holding gains and losses are reported as comprehensive income (loss) in a separate component of stockholders' equity.

      (D)   Contracts receivable

            Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices. The Company may establish an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management's periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account-by-account basis. Accounts receivable and contract retentions are due based on contract terms. Amounts are deemed delinquent when

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(2)   Summary of significant accounting policies - cont'd

      (D)   Contracts receivable - cont'd

            they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

      (E)   Credit risk

            Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

            The Company maintains its cash accounts at balances which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2007, amounts in excess of federally insured limits totaled approximately $16,799.

            Trade accounts and retainage receivables, at times, are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company's three largest customers totaled approximately $16,097 and $13,177 at December 31, 2007 and 2006, respectively.

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

      (G)   Income taxes

            The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(2)   Summary of significant accounting policies - cont'd

      (G)   Income taxes - cont'd

            The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109 on January 1, 2007. The Company had no adjustment as a result of FIN 48.

      (H)   Earnings per share

            Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. The weighted average common shares outstanding have been adjusted to reflect the 2007 stock dividend.

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

      (J)   Stock options

            On January 1, 2006, the Company adopted SFAS No. 123-R, "Share Based Payment" ("SFAS 123-R"). SFAS 123-R requires all share based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition). The Company has elected to adopt SFAS 123-R on the modified prospective method.

            Under the modified prospective method of transition under SFAS 123-R, compensation costs in 2006 include costs for options granted prior to, but not vested as of December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(2)   Summary of significant accounting policies - cont'd

      (J)   Stock options - cont'd

            Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB
            25), and related interpretations. The Company did not record compensation expense because the exercise price of the shares was equal to the market price at the date of the grant. SFAS 123, "Accounting for Share Based Compensation - Transition and Disclosure", requires proforma net income disclosures as if the fair value based method defined in SFAS No. 123 has been applied. The Company continued to apply the provisions of APB 25 and provided the proforma disclosures required by SFAS 123 and amended by SFAS 148.

            The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value share based compensation and consequently, the related amount recognized on the consolidated statements of income.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(2)   Summary of significant accounting policies - cont'd

      (L)   Impact of recently issued accounting standards - cont'd

            In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company's financial statements beginning with the first quarter of 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

            In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141-R"). SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

            In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141-R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has not determined the effect, if any, the adoption of SFAS 160 will have on the Company's consolidated financial position and results of operations.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(3)   Marketable securities

      The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2007 and 2006, are as follows:

                                                      Gross
                                                   Unrealized         Gross
                                                     Holding        Unrealized       Fair
                                        Cost         Gains       Holding Losses     Value
                                        ----         -----       --------------     -----
December 31, 2007:
Mutual funds and
 marketable equity
 securities                             $1,842        $141             $(91)        $1,892
                                        ======        ====             =====        ======
December 31, 2006:
Marketable equity securities              $481        $195             $(13)          $663
                                        ======        ====             =====        ======

      At December 31, 2007 and 2006, gross unrealized holding losses on available for sale securities were $91 and $13, respectively. At December 31, 2007 and 2006, gross unrealized holding gains on available for sale securities were $141 and $195, respectively. The change in net unrealized holding gains is a decrease of $71 and an increase of $16 for the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, available-for-sale securities were sold for total proceeds of approximately $489 and $171, respectively. The gross realized gains on these sales totaled approximately $113, $44, and $15 for the years ended December 31, 2007, 2006, and 2005, respectively.

(4)   Contracts receivable

                                                                   2007            2006
                                                                   ====            ====
Accounts receivable:
  Billed
    Contracts in progress                                        $ 10,458         $  9,809
    Completed contracts                                             3,253            3,396
  Unbilled                                                            422                -
                                                                 --------         --------
                                                                 $ 14,133         $ 13,205
                                                                 --------         --------
Retainage receivable                                             $  6,647         $  5,566
                                                                 ========         ========

      At December 31, 2007, retained contract receivables totaling $1,573 are not expected to be realized within one year.

      During the year ended December 31, 2006, the Company reversed the allowance for doubtful accounts totaling $200. At December 31, 2007 and 2006, there was no allowance required for accounts and retainage receivable.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(5)   Construction contracts

      Information with respect to contracts in progress at December 31, 2007 and 2006 is as follows:

                                                                   2007             2006
                                                                   ====             ====
Costs incurred on uncompleted contracts                          $ 42,786         $ 64,838
Estimated earnings                                                  7,055            9,806
                                                                 --------         --------
                                                                   49,841           74,644
Less billings to date                                              52,765           78,614
                                                                 --------         --------
                                                                 $ (2,924)        $ (3,970)
                                                                 ========         ========

      Included in the accompanying consolidated balance sheets under the following captions:

                                                                   2007             2006
                                                                   ====             ====
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                          $  1,107         $  1,017
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                            (4,031)          (4,987)
                                                                 --------         --------

                                                                 $ (2,924)        $ (3,970)
                                                                 ========         ========

(6)   Property and equipment

      Property and equipment at December 31, 2007 and 2006 consists of the following:

                                                                   2007             2006
                                                                   ====             ====
Machinery and equipment                                          $    657         $    631
Furniture and fixtures                                                843              815
Leasehold improvements                                                845              845
                                                                 --------         --------
                                                                    2,345            2,291

Less accumulated depreciation and amortization                      2,091            2,035
                                                                 --------         --------
                                                                 $    254         $    256
                                                                 ========         ========

      Depreciation and amortization expense relating to property and equipment was approximately $76, $66 and $62 for the years ended December 31, 2007, 2006 and 2005, respectively.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(7)   Income taxes

      For the years ended December 31, 2007, 2006 and 2005, components of the provision for income taxes are as follows:


                                                                    2006
                                                  2007           (RESTATED)        2005
                                                  ----           ----------        ----
Current
   Federal                                     $   1,740         $  1,049         $      -
   State and local                                 1,094              810               51
                                               ---------         --------         --------
                                                   2,834            1,859               51
                                               ---------         --------         --------
Deferred
   Federal                                           144              540               60
   State and local                                   110              316               41
                                               ---------         --------         --------
                                                     254              856              101
                                               ---------         --------         --------
               Total                           $   3,088         $  2,715         $    152
                                               =========         ========         ========

      The Company provided a valuation allowance against its net deferred tax assets based upon an uncertainty regarding the ultimate realization of these deferred tax assets in their entirety. At December 31, 2004, the outstanding deferred tax asset valuation allowance was $1,220. During the year ended December 31, 2005, the Company generated profits, which reduced this deferred tax valuation allowance and the Company reversed the outstanding deferred tax valuation allowance. This allowance was reversed after the Company's management re-evaluated the likelihood that these assets would be realized in their entirety and concluded that the valuation allowance was not required.

      A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:


                                                                       2006
                                                       2007         (RESTATED)          2005
                                                       ----         ----------          ----
Computed tax at the federal statutory rate of 34%     $ 2,295        $ 1,980          $  974
State and local taxes, net of federal benefit             751            705             347
Reduction in valuation allowance                            -              -          (1,220)
Other items, net                                           42             30              51
                                                      -------        -------          ------
Provision for income taxes                            $ 3,088        $ 2,715          $  152
                                                      =======        =======          ======

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(7)   Income taxes - cont'd

      The details of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

                                                                     2007             2006
                                                                     ====             ====
Deferred income tax assets:

   Amortization of goodwill                                      $    155         $    313
   Property and equipment                                             163              225
   Other tax carryforwards                                             15               51
                                                                 --------         --------
Total deferred income tax assets                                      333              589
                                                                 --------         --------

Deferred income tax liabilities:
   Unrealized gains on marketable securities                           22               84
                                                                 --------         --------
                                                                       22               84
                                                                 --------         --------

   Deferred income tax assets, net                               $    311         $    505
                                                                 ========         ========

      At December 31, 2005, the Company had net operating loss carry forwards remaining of approximately $1,500, which were utilized during the year ended December 31, 2006. At December 31, 2007 and 2006, the net deferred tax asset is included in long-term assets in the accompanying consolidated balance sheets.

(8)   Stockholders' equity

      (A)   1995 Stock option plan

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

            On January 1, 2006, the Company adopted FASB Statement No. 123-R, "Share Based Payment" ("SFAS 123-R"). SFAS 123-R requires all share based payments to employees and non-employee directors, including grants of stock options, to be

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(8)   Stockholders' equity

      (A)   1995 Stock option plan - cont'd

            recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition). The Company has elected to adopt SFAS 123-R on the modified prospective method.

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

            For the year ended December 31, 2006, the Company incurred compensation expense related to the vesting of stock options due to the adoption of SFAS 123-R, totaling approximately $54.

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

            For the year ended December 31, 2007, the Company incurred compensation expense related to the vesting of stock options totaling approximately $10.

            During 2007, the Company's Board of Directors declared a 5% stock dividend which increased the total outstanding options to be issued under the Plan by 13,083. During 2007, 192,916 stock options were exercised. At December 31, 2007, outstanding options totaled 189,002 of which 182,002 were vested.

            At December 31, 2007, there was approximately $4 of unrecognized compensation costs related to unvested share-based compensation awards granted. That cost is expected to be recognized in 2008.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(8)   Stockholders' equity - cont'd

      (A)   1995 Stock option plan - cont'd

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123-R during the year ended December 31, 2005. For the purposes of this proforma disclosure, the value of the options is estimated using Black-Scholes option pricing model and amortized to expense over the vesting periods (in thousands, except per share data).


                                                                   2005
                                                                   ----
Net income - as reported                                          $ 2,711
Stock option compensation, net of tax                                (194)
                                                                  -------
Net income - pro forma                                            $ 2,517
                                                                  =======
Basic net income per share:
As reported                                                       $   .47
Pro forma                                                         $   .44

Diluted net income per share:
As reported                                                       $   .47
Pro forma                                                         $   .44

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(8)   Stockholders' equity - cont'd

      (A)   1995 Stock option plan - cont'd

Changes that occurred in options outstanding during 2007, 2006 and 2005 are summarized below:

                                                        2007                       2006                       2005
                                                      Weighed                    Weighed                    Weighed
                                                      Average                    Average                    Average
                                        Number of     Exercise     Number of     Exercise     Number of     Exercise
                                         Shares        Price        Shares        Price        Shares        Price
                                        ----------------------------------------------------------------------------
Outstanding at beginning of year        368,835        $1.65        656,667       $1.65        576,667       $1.50

Expired/ Canceled                             -                           -                          -

Effect of Stock Dividend                 13,083                           -                          -

Granted - August 2005                         -                           -                     80,000       $1.66

Modified - August 2005                        -                           -                   (526,667)      (1.50)

Modified - August 2005                        -                           -                    526,667       $1.66

Exercised                              (192,916)       $1.60       (287,832)      $1.65              -
                                       --------                    --------                    -------

Outstanding at end of year              189,002        $1.58        368,835       $1.65        656,667       $1.65
                                       ========                    ========                    =======

Exercisable at end of year              182,002        $1.58        342,168       $1.65        576,667       $1.65
                                       ========                    ========                    =======

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(8)   Stockholders' equity - cont'd

      (A)   1995 Stock option plan - cont'd

            Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years end December 31, 2007, 2006 and 2005, respectively, are as follows:

                                                                     2006
                                                    2007          (RESTATED)         2005
                                                    ----          ----------         ----
Proceeds from stock options exercised             $  309            $    475        $   -

Tax benefits related to stock options                                               $   -
exercised                                         $  356            $    293

Intrinsic value of stock options exercised        $  790            $    636        $   -

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price         Shares           Contractual Life
--------------         ------           ----------------
   $ 1.43               5,250              1.8 years
   $ 1.58             152,250              2.9 years
   $ 1.58              31,502              7.6 years

                                                            Term in       Intrinsic
                           Shares       Average Price        Years          Value
                           ------       -------------       -------       ----------
Outstanding Options       189,002          $1.58              3.71          $1,019
Exercisable Options       182,002          $1.58              3.60          $  981

      (B)   2007 Stock option plan

            By resolution dated May 8, 2007, the Company's Board of Directors adopted, subject to stockholder approval at the May 2008 annual meeting of stockholders, the KSW, Inc. 2007 Stock Option Plan. Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company. The primary purpose of the 2007 Plan is to reward and retain key employees. No options have been issued to officers or employees under this 2007 Plan.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(8)   Stockholders' equity - cont'd

      (C)   Dividend distributions

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

      (D)   Preferred stock

            The Company is authorized to issue 1,000,000 shares of preferred stock. As of December 31, 2007, no shares of preferred stock have been issued by the Company.

(9)   Earnings per share

                                                               2006
                                           2007             (RESTATED)           2005
                                           ----             ----------           ----
Net earnings                             $   3,662          $    3,108         $   2,711
                                         =========          ==========         =========
Earnings per share - basic:
   Weighted average shares
   outstanding during the year           6,162,034           5,950,455         5,743,827
                                         =========          ==========         =========
Earnings per common share - basic        $     .59          $      .52         $     .47
                                         =========          ==========         =========
Earnings per share - diluted:
   Weighted average shares               6,162,034           5,950,445         5,743,827
   outstanding during the year
Effect of stock option dilution             80,573             126,682                 -
                                         ---------          ----------         ---------
Total shares outstanding for
   purposes of calculating diluted
   earnings per share                    6,242,607           6,077,127         5,743,827
                                         =========          ==========         =========
Earnings per common shares
   and common share equivalent -
      diluted                            $     .59          $      .51         $     .47
                                         =========          ==========         =========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(10)  Accumulated other comprehensive income

      At December 31, 2007 and 2006, accumulated other comprehensive income, which consists of net unrealized holding gains on available for sale securities, is as follows:

                               2007               2006
                               ----               ----
Beginning balance              $ 98               $ 82
Current period change           (71)                16
                               ----               ----
Ending balance                 $ 27               $ 98
                               ====               ====

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

      (B)   Operating lease

            The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2007 as follows:

Year ending
December 31,
------------
    2008                $    199
    2009                     100
                        --------
                        $    299
                        ========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

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

          Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $195, $191, and $185, respectively.

     (C)  Operating lease- related party

          The Company had an operating lease with a related entity controlled by its Chief Executive Officer for rental of office, shop and warehouse space, which expired on December 31, 2002. The Company is renting this space on a month-to-month basis at approximately $8.5 per month.

          Rent expense, for the years ended December 31, 2007, 2006 and 2005, amounted to $103 to a related entity controlled by the Chief Executive Officer in each year.

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

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(11) Commitments and contingencies - cont'd

     (E)  Legal

          Other Proposals and Claims. During the course of its work on
          ---------------------------
          construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work. These claims may include change proposals for extra work or requests for an equitable adjustment to the Company's contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgment of the validity of the claims are received, claim recoveries are not recognized in the accompanying financial statements. No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

     (F)  Employment agreement

          The Company's Chief Executive Officer has a written employment agreement, which expires on December 31, 2009. This agreement provides a base annual compensation of $450 based on a five-day work week, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur. His estate is entitled to two months pay in the event of his death. In addition, for the period January 1, 2006 through December 31, 2009, he will receive a bonus equal to 9.5% of the Company's adjusted annual operating profits before taxes, which are in excess of $250. For the years ended December 31, 2007 and 2006, accrued bonus expense related to this agreement was approximately $683 and $570, respectively.

     (G)  Purchase obligation

          The Company has an agreement with a supplier of piping materials, whereby the Company has committed to purchase certain piping products normally used in its operations at set prices through October 2008. This agreement does not cover all types of materials the Company utilizes on its projects. The Company has not been able to obtain fixed pricing on certain materials, such as copper tubing, due to current pricing volatility. The Company does not believe that pricing increases on items not covered by this purchase agreement will have a material effect on the Company's results of operations.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(12) Credit facility

          The Company has a line of credit facility from Bank of America, N.A. which provides borrowings for working capital purposes up to $2,000. There have been no borrowings against this credit facility. This facility expires on March 31, 2008, is secured by the Company's assets and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. (See Note 18).

          Advances bear interest, based on the Company's option, at either the bank's prime lending rate plus one percent per annum, or the London Interbank Offered Rate ("Libor") plus two and one-half percent per annum.

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

     (B)  Contract revenue/significant customers

          Revenues from the Company's largest customers were approximately 46%, 20%, and 13% of its contract revenue in 2007; 40%, 18%, 10%, and 10% of its contract revenue in 2006; and 31%, 11%, 11% 11% and 10% of its contract revenue in 2005.

(14) Retirement plans

     (A)  Profit-sharing/401(k) plan

          The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $87, $72 and $70 as a 25% matching contribution for the years ended December 31, 2007, 2006 and 2005, respectively.

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(14)  Retirement plans - cont'd

      (B)   Multiemployer pension plans

            Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The Company has expensed approximately $2,059, $2,524 and $1,207 for the years ended December 31, 2007, 2006 and 2005, respectively, related to multi-employer pension plans for its union employees.

(15)  Backlog

      At December 31, 2007, the Company had a backlog of approximately $111,300. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on work which has not commenced.

(16)  Restatement

      During December 2007, the Company's management determined that 2006 compensation cost included in selling, general and administrative expenses ("SGA") was materially overstated in the amount of $636. The Company incorrectly recorded an expense for the intrinsic value of exercised stock options equal to the excess of the quoted market price for the Company's common stock over the option exercise price on each of the exercise dates, resulting in an understatement of net income. The following is a summary of this restatement:

                                                     As Previously Reported       Change             As Restated
                                                     ----------------------       ------             -----------
Consolidated Balance Sheet at December 31, 2006
Additional paid-in capital                                $    10,890           $    (343)           $   10,547
                                                          ===========           =========            ==========
Retained earnings                                         $     2,077           $     343            $    2,420
                                                          ===========           =========            ==========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(16)  Restatement - cont'd

                                                     As Previously Reported       Change             As Restated
                                                     ----------------------       ------             -----------
Consolidated Statement of Income -
  Year ended December 31, 2006
Revenues                                                  $    77,128           $       -            $   77,128
                                                          ===========           =========            ==========
Gross profit                                              $     9,973           $       -            $    9,973
                                                          ===========           =========            ==========
SGA                                                       $     5,147           $    (636)           $    4,511
                                                          ===========           =========            ==========
Operating income                                          $     4,826           $     636            $    5,462
                                                          ===========           =========            ==========
Income before taxes                                       $     5,187           $     636            $    5,823
Provision for income taxes                                      2,422                 293                 2,715
                                                          -----------           ---------            ----------
Net income                                                $     2,765           $     343            $    3,108
                                                          ===========           =========            ==========
Earnings per share-basic                                  $       .46           $     .06            $      .52
Earnings per share-diluted                                $       .45           $     .06            $      .51

Consolidated Statement of Comprehensive
  Income - Year ended December 31, 2006
Net income                                                $     2,765           $     343            $    3,108
                                                          ===========           =========            ==========
Total comprehensive income                                $     2,781           $     343            $    3,124
                                                          ===========           =========            ==========
Consolidated Statement of Cash Flows -
  Year ended December 31, 2006
Cash flows from operating activities:
Net income                                                $     2,765           $     343            $    3,108
                                                          ===========           =========            ==========
Tax benefits from exercise of stock options               $      (318)          $      25            $     (293)
                                                          ===========           =========            ==========
Share based compensation expense related to
  stock option plan                                       $       690           $    (636)           $       54
                                                          ===========           =========            ==========
Income taxes payable                                      $     1,449           $     293            $    1,742
                                                          ===========           =========            ==========
Net cash provided by operating activities                 $     8,485           $      25            $    8,510
                                                          ===========           =========            ==========
Cash flows from financing activities:
Tax benefits from exercise of stock options               $       318           $     (25)           $      293
                                                          ===========           =========            ==========
Net cash provided by financing activities                 $       452           $     (25)           $      427
                                                          ===========           =========            ==========

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(17)  Selected Quarterly Data (unaudited)

      The following is unaudited selected quarterly data for the years ended December 31, 2007 and 2006:

                                              Year ended December 31, 2007
                                              ----------------------------
                            First          Second       Third
                           Quarter        Quarter      Quarter       Fourth
                          (RESTATED)     (RESTATED)   (RESTATED)     Quarter         Total
                          ----------     ----------   ----------     -------         -----
Revenues                   $ 17,991      $ 19,320      $ 21,027      $ 18,928      $ 77,266
Gross profit               $  2,490      $  2,808      $  2,845      $  2,352      $ 10,495
Net income                 $    898      $    860      $    964      $    940      $  3,662
Per share:
Basic                      $    .15      $    .14      $    .15      $    .15      $    .59
Diluted                    $    .15      $    .14      $    .15      $    .15      $    .59

Dividends                  $      -      $      -      $      -      $      -      $      -
Stock prices:
High                       $   7.69      $   8.13      $   8.65      $   7.40
Low                        $   6.01      $   6.23      $   6.25      $   5.76

                                              Year ended December 31, 2006
                                              ----------------------------
                            First         Second         Third        Fourth
                           Quarter        Quarter       Quarter       Quarter       Total
                          (RESTATED)     (RESTATED)    (RESTATED)    (RESTATED)   (RESTATED)
                          ----------     ----------    ----------    ----------   ----------
Revenues                   $ 15,761      $ 20,132      $ 21,644      $ 19,591      $ 77,128
Gross profit               $  2,105      $  2,503      $  2,440      $  2,925      $  9,973
Net income                 $    541      $    675      $    794      $  1,098      $  3,108
Per share:
Basic                      $    .09      $    .11      $    .13      $    .19      $    .52
Diluted                    $    .09      $    .11      $    .13      $    .18      $    .51

Dividends                  $      -      $    .06      $      -      $      -      $    .06
Stock prices:
High                       $   4.06      $   6.12      $   4.60      $   7.40
Low                        $   2.80      $   3.40      $   3.66      $   3.80

                            KSW, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                        (in thousands, except share data)
                        ---------------------------------

(18)  Subsequent event

      On January 28, 2008, the Company extended the working capital credit facility with Bank of America, N.A for a term expiring April 1, 2009.

                                                                     SCHEDULE II

                                    KSW, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                      000's

                                                  Balance at    Charged to     Charged to                   Balance
                                                  Beginning     costs and        other                      at end
                                                  of period      expenses       accounts     Deductions    of period
                                                  ---------     ----------     ----------    ----------    ---------
Description
-----------

Year ended December 31, 2007
allowance for doubtful accounts and returns      $ -------      $--------      $-------      $-------      $-------
                                                 =========      =========      ========      ========      ========

Year ended December 31, 2006
allowance for doubtful accounts and returns      $     200      $--------      $-------      $    200      $-------
                                                 =========      =========      ========      ========      ========

Year ended December 31, 2005
allowance for doubtful accounts and returns      $     200      $--------      $-------      $-------      $    200
                                                 =========      =========      ========      ========      ========

Year ended December 31, 2007
deferred income tax valuation allowance          $--------      $--------      $-------      $-------      $-------
                                                 =========      =========      ========      ========      ========

Year ended December 31, 2006
deferred income tax valuation allowance          $--------      $--------      $-------      $-------      $-------
                                                 =========      =========      ========      ========      ========

Year ended December 31, 2005
deferred income tax valuation allowance          $   1,220      $--------      $-------      $  1,220      $-------
                                                 =========      =========      ========      ========      ========

Exhibit no.                        Description
-----------                        -----------

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

10.3 Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005).

10.4 Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol. (incorporated herein by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended December 31, 2006, filed on March 14, 2007).

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

10.6 Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7 Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A.

11          Statement Regarding Computation of Net Earnings Per Share.

21.1        List of Subsidiaries.

23.1        Consent of J.H. Cohn LLP

23.2        Consent of Marden, Harrison & Kreuter CPAs P.C.

31.1        Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2        Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.