Form 10-Q
period 2008-03-31
KSW INC
filed 2008-05-08
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

Large Accelerated     Accelerated      Non-Accelerated     Smaller Reporting
   Filer [ ]             Filer [ ]        Filer [ ]           Company  [X]

     Indicate  by  check   mark  whether  the Registrant is a shell  company (as
defined in Rule 12b-2 of Exchange Act). Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
        Class                                            May 7, 2008
        -----                                            -----------
Common stock, $.01 par value                              6,280,824

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2008
                          ----------------------------

                                TABLE OF CONTENTS

                                                                                  Page No.
-------------------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION
Item 1.    Financial Statements
               Consolidated Balance Sheets-
               March 31, 2008 (unaudited) and December 31, 2007                       3

               Consolidated Statements of Income-
               Three months ended March 31, 2008 and 2007 (unaudited)                 4

               Consolidated Statements of Comprehensive Income-
               Three months ended March 31, 2008 and 2007 (unaudited)                 5

               Consolidated Statement of Stockholders' Equity-
               Three months ended March 31, 2008 (unaudited)                          6

               Consolidated Statements of Cash Flows-
               Three months ended March 31, 2008 and 2007 (unaudited)                 7

               Notes to Consolidated Financial Statements-                            8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                16

Item 4.    Controls and Procedures                                                   17

-------------------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                     17
Item 1A        Risk Factors                                                          17
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds           18
Item 3     Defaults Upon Senior Securities                                           18
Item 4     Submission of Matters to a Vote of Security Holders                       18
Item 5     Other Information                                                         19
Item 6     Exhibits                                                                  19

-------------------------------------------------------------------------------------------
SIGNATURE                                                                            20

INDEX TO EXHIBITS                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31, 2008        December 31, 2007
                                                         --------------        -----------------
ASSETS                                                     (unaudited)
------
Current assets:
  Cash and cash equivalents                                  $15,961                 $16,232
  Marketable securities                                        1,788                   1,892
  Accounts receivable                                         16,248                  14,133
  Retainage receivable                                         8,413                   6,647
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                            658                   1,107
  Prepaid expenses and other receivables                         340                     359
  Prepaid income taxes                                            77                       -
                                                             -------                 -------
    Total current assets                                      43,485                  40,370

Property and equipment, net of accumulated
  depreciation and amortization of $2,111 and $2,091
  at 3/31/08 and 12/31/07, respectively                          259                     254
Deferred income taxe s and other                                 194                     313
                                                             -------                 -------
    Total assets                                             $43,938                 $40,937
                                                             =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                           $16,635                 $14,182
  Retainage payable                                            4,072                   3,636
  Accrued payroll and benefits                                   827                   1,519
  Accrued expenses                                                 -                     175
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          4,119                   4,031
  Income taxes payable                                             -                       5
                                                             -------                 -------
    Total current liabilities                                 25,653                  23,548
                                                             -------                 -------
Commitments and contingencies (Note 5)

Stockholders' equity :
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                   -                       -
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 6,280,824 and 6,244,324 shares issued
    and outstanding at 3/31/08 and 12/31/07, respectively        63                      62
  Additional paid-in capital                                  13,259                  13,139
  Retained earnings                                            5,001                   4,161
  Accumulated other comprehensive income (loss):
    Net unrealized holding gains (losses) on available -
      for-sale securities                                        (38)                     27
                                                             -------                 -------
      Total stockholders' equity                              18,285                  17,389
                                                             -------                 -------
  Total liabilities and stockholders' equity                 $43,938                 $40,937
                                                             =======                 =======

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         Three Months            Three Months
                                                     Ended March 31, 2008    Ended March 31, 2007
                                                     --------------------    --------------------
Revenues                                                   $  20,491               $  17,991
Cost of revenues                                              18,174                  15,501
                                                           ---------               ---------

Gross profit                                                   2,317                   2,490

Selling, general and administrative expenses                   1,308                   1,013
                                                           ---------               ---------

  Operating income                                             1,009                   1,477

Other income:
Interest income, net                                             124                     113
                                                           ---------               ---------

Income before provision for income taxes                       1,133                   1,590

Provision for income taxes                                       293                     692
                                                           ---------               ---------

Net income                                                 $     840               $     898
                                                           =========               =========

Earnings per common share:
Basic                                                      $     .13               $     .15

Diluted                                                    $     .13               $     .15

Weighted average common
  shares outstanding:
  Basic                                                    6,261,098               6,088,444
  Diluted                                                  6,324,415               6,210,085

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                   Three Months           Three Months
                                                Ended March 31, 2008   Ended March 31, 2007
                                                --------------------   --------------------
Net income                                            $    840              $   898
                                                      --------              -------

Other comprehensive income (loss) before income tax (benefit):

Unrealized holding gains (losses) arising
  during the period                                       (119)                  15

Less: reclassification adjustment
  for gains included in net income                           -                    -
                                                      --------              -------

Other comprehensive income (loss)
  before income tax (benefit)                             (119)                  15

Income tax (benefit) related to items
  of other comprehensive income (loss)                     (54)                   7
                                                      --------              -------

Other comprehensive income (loss), net of
  income tax (benefit)                                     (65)                   8
                                                      --------              -------

Total comprehensive income                            $    775              $   906
                                                      ========              =======

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2008
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                          Accumulated
                                                                               Additional                    Other
                                                              Common Stock      Paid-In      Retained    Comprehensive
                                                           Shares     Amount    Capital      Earnings    Income (loss)      Total
                                                           ------     ------    -------      --------    -------------      -----
Balances, January 1, 2008                                6,244,324    $   62    $ 13,139      $ 4,161        $   27       $ 17,389
Net income                                                       -         -           -          840             -            840
Share transactions under employee stock option plan         36,500         1          56            -             -             57
Amortization of share based compensation                         -         -           2            -             -              2
Tax benefits from exercise of employee stock option
  plan                                                           -         -          62            -             -             62
Net unrealized losses on available-for-sale securities           -         -           -            -           (65)           (65)
                                                         ---------    ------    --------      -------        ------       --------
Balances, March 31, 2008                                 6,280,824    $   63    $ 13,259      $ 5,001        $  (38)      $ 18,285
                                                         =========    ======    ========      =======        ======       ========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       Three Months           Three Months
                                                   Ended March 31, 2008    Ended March 31, 2007
                                                   --------------------    --------------------
Cash flows from operating activities:
  Net income                                               $   840                 $ 898
Adjustments to reconcile net income to cash
  used in operating activities:
  Depreciation and amortization                                 20                    17
  Deferred income taxes                                        173                   187
  Tax benefits from exercise of stock options                  (62)                 (149)
  Stock-based compensation expense related
    to stock option plan                                         2                     5
Changes in operating assets and liabilities:
  Accounts receivable                                       (2,115)               (3,287)
  Retainage receivable                                      (1,766)                   54
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                       449                   399
  Prepaid expenses and other receivables                        19                   144
  Prepaid income taxes                                         (15)
  Accounts payable                                           2,453                   (20)
  Retainage payable                                            436                    92
  Accrued payroll and benefits                                (692)                  (76)
  Accrued expenses                                            (175)                 (226)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                           88                 1,380
  Income taxes payable                                          (5)               (1,231)
                                                           -------               -------
Net cash used in operating
  activities                                                  (350)               (1,813)
                                                           -------               -------
Cash flows from investing activities:
  Purchases of property and equipment                          (25)
  Purchases of marketable securities                           (15)                    -
                                                           -------               -------
Net cash used in investing activities                          (40)                    -
                                                           -------               -------
Cash flows from financing activities:
  Proceeds from exercise of employee stock option plan          57                   117
  Tax benefits from exercise of stock options                   62                   149
                                                           -------               -------
Net cash provided by financing activities                      119                   266
                                                           -------               -------
  Net decrease in cash and cash equivalents                   (271)               (1,547)
Cash and cash equivalents, beginning of period              16,232                14,085
                                                           -------               -------
Cash and cash equivalents, end of period                   $15,961               $12,538
                                                           -------               -------

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                 $     2               $     1
  Income taxes                                             $   136               $ 1,739

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Nature of Operations and Basis of Presentation
    ----------------------------------------------

KSW, Inc. and its Subsidiary, collectively the "Company", furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company considers itself to operate as one operating segment.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2008, and its results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2008 and 2007. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2008.

2.  Significant Accounting Policies
    -------------------------------

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The Company has made no significant changes to these policies during 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 has not had a material impact on the Company's consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement

No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company's financial statements beginning with the first quarter of 2008. The adoption of SFAS No. 159 has not had a material impact on the Company's consolidated results of operations or financial condition.

3.  Stockholders' Equity
    --------------------

(A) 1995 Stock Option Plan
    ----------------------

During the quarter ended March 31, 2008, the Company incurred compensation expense related to the vesting of stock options totaling approximately $2,000. In addition, a director, an executive and an employee exercised an aggregate of 36,500 options during the quarter ended March 31, 2008.

During the quarter ended March 31, 2007, the Company incurred compensation expense related to the vesting of stock options totaling approximately $5,000. In addition, an executive and a former director exercised an aggregate of 70,500 options during the quarter ended March 31, 2007.

As of March 31, 2008, there is approximately $2,000 of unrecognized compensation expense related to unvested stock-based compensation awards granted. That cost is expected to be recognized over the next two quarters.

This stock option plan expired December 2005. Therefore, no new options can be granted under this plan.

Options were granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black -Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the quarter ended March 31, 2008 was as follows:

                                                                            Weighted Average
                                         Number       Weighted Average     Remaining Contractual      Aggregate
                                        of Shares      Exercise Price         Term in Years         Intrinsic Value
                                        ---------      --------------         -------------         ---------------
Outstanding at January 1, 2008          189,002           $   1.58

Expired/canceled                              -                  -

Granted                                       -

Exercised                               (36,500)          $   1.57
                                        -------

Outstanding at March 31, 2008           152,502           $   1.58                 3.5                  $677,000
                                        -------

Exercisable at March 31, 2008           145,502           $   1.58                 3.3                  $636,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the quarters ended March 31, 2008 and 2007 are as follows:

                                                           Three Months Ended             Three Months Ended
                                                             March 31, 2008                 March 31, 2007
                                                             --------------                 --------------
Proceeds from stock options exercised                           $  57,000                     $ 117,000

Tax benefits related to stock options exercised                 $  62,000                     $ 149,000

Intrinsic value of stock options exercised                      $ 143,000                     $ 341,000

(B) 2007 Stock Option Plan
    ----------------------

By resolution dated May 8, 2007, the Company's Board of Directors adopted, subject to stockholder approval at the May 2008 Annual Meeting of Stockholders, the KSW, Inc. 2007 Stock Option Plan (the "2007 Plan"). This plan was approved at the annual shareholder meeting which was held on May 6, 2008. Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company. The primary purpose of the 2007 Plan is to reward and retain key employees. No options have been issued to officers or employees under this 2007 Plan. Under this plan, the Company has issued to a Company director options to purchase 20,000 shares of the Company's common stock at an exercise price of $6.95 per share.

(C) Dividend
    --------

On April 30, 2008, the Company's Board of Directors declared a cash dividend of $.20 per share. The aggregate amount of the dividend will be approximately $1,256,000 to be paid on June 17, 2008 to shareholders of record as of May 26, 2008.

4.  Earnings per Share
    ------------------

                                                  Three Months Ended        Three Months Ended
                                                    March 31, 2008            March 31, 2007
                                                    --------------            --------------
Net income                                            $  840,000                $  898,000
                                                      ==========                ==========

Earnings per share - basic:
---------------------------
Weighted average shares outstanding
  during the period                                    6,261,098                 6,088,444
                                                      ----------                ----------

Earnings per share - basic                            $      .13                $      .15
                                                      ----------                ----------

Earnings per share - diluted:
-----------------------------
Weighted average shares outstanding
  during the period                                    6,261,098                 6,088,444

Effect of stock option
  dilution                                                63,317                   121,641
                                                      ----------                ----------

Total shares outstanding for purposes of
  calculating diluted earnings per share               6,324,415                 6,210,085
                                                      ----------                ----------

Earnings per share - diluted                          $      .13                $      .15
                                                      ==========                ==========

5.  Commitment and Contingencies
    ----------------------------

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

6.  Recently Issued Accounting Pronouncements
    -----------------------------------------

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

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141-R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has not determined the effect, if any, the adoption of SFAS 160 will have on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Results of Operations
---------------------

Revenues

Total revenues for the quarter ended March 31, 2008 increased by $2,500,000, or 13.9% to $20,491,000, as compared to $17,991,000 for the quarter ended March 31, 2007. This increase in revenues was a result of the Company's performance on its backlog of work.

As of March 31, 2008, the Company had backlog of approximately $127,300,000. Approximately $ 57,000,000 of the March 31, 2008 backlog is not reasonably expected to be completed within the year ended December 31, 2008. New contracts secured during 2008 will also increase 2008 revenues. The amount of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.

Cost of Revenues

Costs of revenues for the quarter ended March 31, 2008 increased by $2,673,000, or 17.2% to $18,174,000, as compared to $15,501,000 for the quarter ended March 31, 2007. The increase in costs of revenues for the quarter ended March 31, 2008 as compared to March 31, 2007, is primarily associated with the increased revenues.

During the quarter ended March 31, 2008, the union which supplies the majority of the Company's direct labor, notified the Company, as well as other signatories to the collective bargaining agreement, that it had incorrectly billed for wages and fringe benefits for 2006 and 2007. The Company recorded additional costs of approximately $85,000 to account for this billing error during the quarter ended March 31, 2008.

Gross Profit

Gross profit for the quarter ended March 31, 2008 was $2,317,000, or 11.3% of revenues, as compared to a gross profit of $2,490,000, or 13.8% of revenues, for the quarter ended March 31, 2007. The decrease in gross profit for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, was primarily a result of higher than anticipated costs incurred on several projects. The Company has submitted claims on certain of these projects to recoup some of these costs. In accordance with accounting principles generally accepted in the United States of America for the construction industry, the Company does not record any income from claims until the claims have been received or awarded. While there is no assurance that these costs will be reimbursed, the Company believes its claims are meritorious.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2008 increased by $295,000, or 29.1% to $1,308,000, as compared to $1,013,000 for the quarter ended March 31, 2007. This increase in SG&A for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, was primarily a result of increased employment costs.

Other Income

Other income for the quarter ended March 31, 2008 was $124,000, as compared to $113,000 for the quarter ended March 31, 2007. This increase was a result of interest earned.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2008 was $293,000, as compared to the provision for income taxes of $692,000 for the quarter ended March 31, 2007. The tax expense was lower than the Company's effective tax rate during the quarter ended March 31, 2008 as a result of the Company's ability to utilize the Domestic Production Activities Deduction, a credit available to qualifying entities in the construction and other industries.

Net Income

As a result of the above mentioned items, the Company reported net income of $840,000, or $.13 per share-basic and diluted, for the quarter ended March 31, 2008, as compared to reported net income of $898,000, or $.15 per share-basic and diluted, for the quarter ended March 31, 2007.

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

As of March 31, 2008, total cash and cash equivalents was $15,961,000, an increase over the $12,538,000 reported as of March 31, 2007.

Cash used in operations

Net cash used in operations was $350,000 for the quarter ended March 31, 2008, as compared to $1,813,000 for the quarter ended March 31, 2007. Both periods were affected by the funding of newer projects, the payment of corporate income taxes and executive bonuses.

Cash used in investing activities

Net cash used in investing activities was $40,000 for the quarter ended March 31, 2008. The Company purchased property and equipment totaling $25,000 and marketable securities totaling $15,000 during the quarter ended March 31, 2008.

There was no cash from investing activities during the quarter ended March 31, 2007.

Cash provided by financing activities

Net cash provided by financing activities during the quarters ended March 31, 2008 and 2007 was $119,000 and $266,000, respectively.

During  the  quarter ended  March  31, 2008,  an  executive, an  employee  and a
director  exercised  options  to   purchase  an  aggregate  of   36,500  shares,
contributing cash proceeds of $57,000 to the Company.

During the quarter ended March 31, 2007, an executive and a former director exercised options to purchase an aggregate of 70,500 shares, contributing cash proceeds of $117,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123-R, $62,000 and $149,000 of excess tax benefits for the quarters ended March 31, 2008 and 2007, respectively, have been classified as an operating cash outflow and a financing cash inflow.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2009, is secured by the Company's assets, and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. There were no borrowings against this line of credit.

Advances bear interest, at the Company's option, at either the bank's prime lending rate plus one percent per annum (6.25% at March 31, 2008) or the London Inter-Bank Offered Rate ("LIBOR") plus two and one-half percent per annum (5.19% at March 31, 2008).

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

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At March 31, 2008, approximately $37,000,000 of the Company's backlog of $127,300,000 is anticipated to be bonded.

Critical Accounting Policies and Estimates
------------------------------------------

There have been no material changes in the accounting policies and estimates that the Company considers to be "critical" from those disclosed in the Company's Annual

Report on Form 10-K for the year-ended December 31, 2007.

Recently Issued Accounting Pronouncements
-----------------------------------------

See Note (6) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements
--------------------------

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include words such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the
Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company's expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of March 31, 2008, the Company has invested $1,788,000 in marketable securities.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

As of December 31, 2007, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management determined that as of December 31, 2007, there was a material weakness in our internal control over financial reporting in that the Company incorrectly recorded stock based compensation expense. In light of this, management concluded that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the quarter ended March 31, 2008, this deficiency was corrected by the Company engaging a public accounting firm, on an as-needed basis, to consult on accounting and tax related issues.

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Other than discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information
---------------------------

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes related to risk factors from those items previously disclosed in the Company's December 31, 2007 Annual Report on Form 10-K except for the following:

During the first quarter of 2008, the prices of steel pipe and related materials, which constitute approximately 10% of the Company's project costs, increased significantly. The Company has a long-term purchase agreement, expiring October 31, 2008, that fixes the price for a portion of its steel purchase requirements. The Company has also increased its projected material costs in its estimates for future work. These actions have limited the short -term effect of the steep increase in the costs of steel pipe and related materials. However, there is no assurance that steel prices will abate and, accordingly, the Company has been unable to secure a new long-term contract for its steel purchase requirements. To the extent the Company is unable to estimate future increases or recover these costs, continued increases may have an adverse effect on the Company's results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 6, 2008 in Queens, New York, for the purpose of (i) electing two Class I Directors to serve until the annual meeting of stockholders in the year 2011; (ii) ratifying the appointment of J.H. Cohn LLP, as independent auditors for the fiscal year ending December 31, 2008; and (iii) ratifying the adoption of the 2007 Stock Option Plan of KSW, Inc., adopted by the Board of Directors on May 8, 2007. Proxies were solicited from holders of 6,271,924 outstanding shares of Common Stock as of the close of business on March 4, 2008, as described in the Company's Proxy Statement dated April 3, 2008. Stanley Kreitman and John A. Cavanagh were elected as Class I Directors, and the appointment of J.H. Cohn LLP and the adoption of the 2007 Stock Option Plan of KSW, Inc. were ratified by the following votes:

(1) To elect two Class I Directors to serve until the annual meeting of stockholders in the year 2011.

                                Votes For              Votes Witheld         Broker Non-Votes
                                ---------              -------------         ----------------
Stanley Kreitman                5,159,171                 228,103

John A. Cavanagh                5,324,342                  62,932

Floyd Warkol, Warren O. Kogan and Innis O'Rourke, Jr. continue to serve as directors of the Company after the Annual Meeting of Stockholders.

(2) To ratify the appointment of J.H. Cohn LLP as the Company's independent auditors for the fiscal year ending December 31, 2008.

Votes For               Votes Against           Votes Abstained
---------               -------------           ---------------
5,380,405                   2,803                    4,065

(3)      To ratify the adoption of the 2007 Stock Option Plan of KSW, Inc.

Votes For               Votes Against           Votes Abstained
---------               -------------           ---------------
1,522,861                  433,852                   6,989

Item 5.  Other Information

None.

Item 6.  Exhibits

         Exhibit 11 - Statement regarding Computation of Earnings per Share (see
         Note 4 to the Consolidated Financial Statements included elsewhere in this Report)

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

                                    KSW, INC.

Date: May 7, 2008
                                    /s/Richard W. Lucas
                                    ----------------------
                                    Richard W. Lucas
                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

Exhibit Number                               Description
--------------                               -----------
11               Statement Regarding Computation of Earnings per Share(see Note 4 to
                 the Consolidated Financial Statements included elsewhere in this Report)

31.1             Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2             Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1             Certification of Chief Executive Officer required by Rule 13a-14(b)
                 and 18 U.S.C. [SEC]1350

32.2             Certification of Chief Financial Officer required by Rule 13a-14 (b)
                 and 18 U.S.C. [SEC]1350