Form 10-Q
period 2008-06-30
KSW INC
filed 2008-08-05
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to _______.

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
          Class                                       August 4, 2008
          -----                                       --------------
Common stock, $.01 par value                             6,287,825

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2008
                           ---------------------------

                                TABLE OF CONTENTS

                                                                            Page No.
-------------------------------------------------------------------------------------
PART I        FINANCIAL INFORMATION

Item 1.   Financial Statements
              Consolidated Balance Sheets -
              June 30, 2008 (unaudited) and December 31, 2007                   3

              Consolidated Statements of Income -
              Three and six months ended June 30, 2008 and 2007 (unaudited)     4

              Consolidated Statements of Comprehensive Income -
              Three and six months ended June 30, 2008 and 2007 (unaudited)     5

              Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2008 (unaudited)                        6

              Consolidated Statements of Cash Flows-
              Six months ended June 30, 2008 and 2007 (unaudited)               7

              Notes to Consolidated Financial Statements-                       8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        12

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                    17

Item 4.   Controls and Procedures                                              17

-------------------------------------------------------------------------------------
PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                                18
Item 1A       Risk Factors                                                     18
Item 2        Unregistered Sales of Equity Securities and Use of Proceeds      18
Item 3        Defaults Upon Senior Securities                                  18
Item 4        Submission of Matters to a Vote of Security Holders              18
Item 5        Other Information                                                18
Item 6        Exhibits                                                         19

-------------------------------------------------------------------------------------
SIGNATURE                                                                      20

INDEX TO EXHIBITS                                                              21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        June 30, 2008         December 31, 2007
                                                        -------------         -----------------
ASSETS                                                   (unaudited)
------
Current assets:
  Cash and cash equivalents                                $16,118                  $16,232
  Marketable securities                                      1,811                    1,892
  Accounts receivable                                       18,708                   14,133
  Retainage receivable                                       7,788                    6,647
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                          795                    1,107
  Prepaid expenses and other receivables                       567                      359
  Prepaid income taxes                                         362                        -
                                                           -------                  -------
    Total current assets                                    46,149                   40,370

Property and equipment, net of accumulated
  depreciation and amortization of $2,116 and $2,091
  at 6/30/08 and 12/31/07, respectively                        287                      254
Deferred income taxes and other                                202                      313
                                                           -------                  -------
  Total assets                                             $46,638                  $40,937
                                                           =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                         $17,576                  $14,182
  Retainage payable                                          3,793                    3,636
  Accrued payroll and benefits                               1,154                    1,519
  Accrued expenses                                             273                      175
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        5,709                    4,031
  Income taxes payable                                           -                        5
                                                           -------                  -------
    Total current liabilities                               28,505                   23,548
                                                           -------                  -------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                 -                        -
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 6,287,825 and 6,244,324 shares issued
    and outstanding at 6/30/08 and 12/31/07, respectively       63                       62
  Additional paid-in capital                                13,285                   13,139
  Retained earnings                                          4,817                    4,161
  Accumulated other comprehensive income (loss):
    Net unrealized holding gains (losses) on available -
      for-sale securities                                      (32)                      27
                                                           -------                  -------
      Total stockholders' equity                            18,133                   17,389
                                                           -------                  -------
  Total liabilities and stockholders' equity               $46,638                  $40,937
                                                           =======                  =======

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                      Three Months          Three Months           Six Months            Six Months
                                  Ended June 30, 2008   Ended June 30, 2007   Ended June 30, 2008   Ended June 30, 2007
                                  -------------------   -------------------   -------------------   -------------------
Revenues                              $   21,998            $   19,320             $   42,489            $   37,311
Cost of revenues                          18,836                16,512                 37,010                32,013
                                      ----------            ----------             ----------            ----------
Gross profit                               3,162                 2,808                  5,479                 5,298

Selling, general and
  administrative expenses                  1,343                 1,312                  2,651                 2,325
                                      ----------            ----------             ----------            ----------
Operating income                           1,819                 1,496                  2,828                 2,973

Other income:
Interest income, net                          82                   121                    206                   234
                                      ----------            ----------             ----------            ----------
Income before provision
  for income taxes                         1,901                 1,617                  3,034                 3,207

Provision for income taxes                   827                   757                  1,120                 1,449
                                      ----------            ----------             ----------            ----------
Net income                            $    1,074            $      860             $    1,914            $    1,758
                                      ==========            ==========             ==========            ==========

Earnings per common share:
Basic                                 $      .17            $      .14             $      .31            $      .29

Diluted                               $      .17            $      .14             $      .30            $      .28

Weighted average common
  shares outstanding:
  Basic                                6,284,325             6,142,825              6,271,552             6,115,000
  Diluted                              6,340,461             6,254,400              6,330,019             6,226,425

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                      Three Months          Three Months           Six Months            Six Months
                                  Ended June 30, 2008   Ended June 30, 2007   Ended June 30, 2008   Ended June 30, 2007
                                  -------------------   -------------------   -------------------   -------------------
Net income                              $  1,074               $  860               $  1,914              $  1,758
                                        --------               ------               --------              --------
Other comprehensive
  income (loss) before
  income tax (benefit):

Unrealized holding gains
  (losses) arising
  during the period                           10                   33                   (109)                   48

Less: reclassification
  adjustment for gains
  included in
  net income                                   -                    -                      -                     -
                                        --------               ------               --------              --------
Other comprehensive
  income (loss)
  before income tax
  (benefit)                                   10                   33                   (109)                   48

Income tax (benefit)
  related to items
  of other
  comprehensive income
  (loss)                                       4                   15                    (50)                   22
                                        --------               ------               --------              --------
Other comprehensive
  income (loss), net of
  income tax (benefit)                         6                   18                    (59)                   26
                                        --------               ------               --------              --------
Total comprehensive
  income                                $  1,080               $  878               $  1,855              $  1,784
                                        ========               ======               ========              ========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2008
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                         Accumulated
                                                                               Additional                   Other
                                                             Common Stock        Paid-In    Retained    Comprehensive
                                                           Shares    Amount      Capital    Earnings    Income (loss)    Total
                                                           ------    ------      -------    --------    -------------    -----
Balances, January 1, 2008                                6,244,324   $   62     $ 13,139     $ 4,161        $    27     $ 17,389
Net income                                                       -        -            -       1,914              -        1,914
Share transactions under employee stock option plan         43,501        1           67           -              -           68
Amortization of share based compensation                         -        -           17           -              -           17
Tax benefits from exercise of employee stock option
  plan                                                           -        -           62           -              -           62
Cash dividend paid - $.20 per share                              -        -            -      (1,258)             -       (1,258)
Net unrealized losses on available-for-sale securities           -        -            -           -            (59)         (59)
                                                         ---------   ------     --------     -------        -------     --------

Balances, June 30, 2008                                  6,287,825   $   63     $ 13,285     $ 4,817        $   (32)    $ 18,133
                                                         =========   ======     ========     =======        =======     ========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Six Months               Six Months
                                                       Ended June 30, 2008       Ended June 30, 2007
                                                       -------------------       -------------------
Cash flows from operating activities:
  Net income                                                 $ 1,914                   $ 1,758
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                                   41                        35
  Deferred income taxes                                          161                       187
  Tax benefits from exercise of stock options                    (62)                     (225)
  Gain on sale of fixed asset                                     (3)                        -
  Stock-based compensation expense related
    to stock option plan                                          17                         5
Changes in operating assets and liabilities:
  Accounts receivable                                         (4,575)                    1,241
  Retainage receivable                                        (1,141)                     (923)
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                         312                       626
  Prepaid expenses and other receivables                        (208)                     (244)
  Prepaid income taxes                                          (300)                        -
  Accounts payable                                             3,394                      (206)
  Retainage payable                                              157                       597
  Accrued payroll and benefits                                  (365)                      174
  Accrued expenses                                                98                        77
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          1,678                       480
  Income taxes payable                                            (5)                     (845)
                                                             -------                   -------
Net cash provided by operating activities                      1,113                     2,737
                                                             -------                   -------
Cash flows from investing activities:
  Purchases of property and equipment                            (82)                       (8)
  Proceeds from sale of fixed asset                               11                         -
  Purchases of marketable securities                             (28)                        -
                                                             -------                   -------
Net cash used in investing activities                            (99)                       (8)
                                                             -------                   -------
Cash flows from financing activities:
  Proceeds from exercise of employee stock option plan            68                       184
  Dividends paid                                              (1,258)                        -
  Tax benefits from exercise of stock options                     62                       225
                                                             -------                   -------
Net cash (used in) provided by financing activities           (1,128)                      409
                                                             -------                   -------
  Net increase (decrease) in cash and cash
  equivalents                                                   (114)                    3,138

Cash and cash equivalents, beginning of period                16,232                    14,085
                                                             -------                   -------
Cash and cash equivalents, end of period                     $16,118                   $17,223
                                                             =======                   =======
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                   $     4                   $     4
  Income taxes                                               $ 1,267                   $ 2,109

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     Nature of Operations and Basis of Presentation
       ----------------------------------------------

KSW, Inc. and its Subsidiary, collectively the "Company", furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company operates as one segment.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2008, and its results of operations and comprehensive income for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007. The operating results of the Company for any period may not be indicative of operating results for any full year.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company's investments in marketable securities are exposed to price fluctuation. The Company values these securities, based on Level 1 of the SFAS 157 fair value hierarchy, using quoted prices in active markets, as it did prior to the adoption of SFAS 157. The adoption of SFAS 157 has not had a material impact on the Company's consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company's financial statements beginning with the first quarter of 2008. The adoption of SFAS 159 has not had a material impact on the Company's consolidated results of operations or financial condition.

3.     Stockholders' Equity
       --------------------

(A)    Stock Option Plans
       ------------------

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan ("1995 plan") and the KSW, Inc. 2007 Stock Option Plan ("2007 plan").

The 1995 plan expired December 2005. Therefore, no new options can be granted under that plan.

The 2007 plan was adopted and approved by the Company's Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders. Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company. The primary purpose of the 2007 plan is to reward and retain key employees. No options have been issued to officers or employees under the 2007 plan. Under this plan the Company has issued to a Company director options to purchase 20,000 shares of the Company's common stock at an exercise price of $6.95 per share.

During  the three  and six  months ended  June 30,  2008, the  Company  incurred compensation expense related to the vesting of stock options totaling approximately $15,000 and $17,000, respectively. In addition, during the quarter ended June 30, 2008 an officer exercised 7,001 options. A director, an executive and an employee exercised an aggregate of 36,500 options during the quarter ended March 31, 2008.

During  the three  and six  months ended  June 30,  2007, the  Company  incurred
compensation  expense  related  to   the  vesting  of  stock   options  totaling
approximately $0 and $5,000, respectively.

In addition, during the quarter ended June 30, 2007, two Company executives, an employee and a director exercised an aggregate of 40,166 options. During the quarter ended March 31, 2007, an executive and a former director exercised an aggregate of 70,500 options.

As of June 30, 2008, there is approximately $31,000 of unrecognized compensation expense related to unvested stock-based compensation awards granted. That cost is expected to be recognized over the next 2.1 years.

Under both plans, options were granted to certain employees, executives and directors at prices equal to the market value of the stock on the dates the options were issued. The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk -free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the six months ended June 30, 2008 was as follows:

                                                                         Weighted Average
                                     Number      Weighted Average     Remaining Contractual        Aggregate
                                   of Shares      Exercise Price          Term in Years         Intrinsic Value
                                   ---------      --------------          -------------         ---------------
Outstanding at January 1, 2008      189,002         $  1.58
Expired/canceled                          -               -
Granted                              20,000         $  6.95
Exercised                           (43,501)        $  1.58
                                    -------
Outstanding at June 30, 2008        165,501         $  2.23                    3.8                 $569,000
                                    =======
Exercisable at June 30, 2008        138,501         $  1.58                    2.9                 $440,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended June 30, 2008 and 2007 are as follows:

                                   Three Months Ended    Three Months Ended    Six Months Ended    Six Months Ended
                                      June 30, 2008         June 30, 2007        June 30, 2008       June 30, 2007
                                      -------------         -------------        -------------       -------------
Proceeds from stock options
exercised                               $ 11,000              $ 67,000             $ 68,000            $184,000

Tax benefits related to stock
options exercised                       $      -              $ 76,000             $ 62,000            $225,000

Intrinsic value of stock options
exercised                               $ 24,000              $177,000             $201,000            $470,000

(B)    Dividend
       --------

On April 30, 2008, the Company's Board of Directors declared a cash dividend of $.20 per share. The aggregate amount of the dividend was $1,258,000, and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

4.     Earnings per Share
       ------------------

                                   Three Months Ended    Three Months Ended    Six Months Ended    Six Months Ended
                                      June 30, 2008         June 30, 2007        June 30, 2008       June 30, 2007
                                      -------------         -------------        -------------       -------------
Net income                             $1,074,000            $  860,000           $1,914,000          $1,758,000
                                       ==========            ==========           ==========          ==========
Earnings per share - basic:
Weighted average shares
 outstanding during the period          6,284,325             6,142,825            6,271,552           6,115,000
                                       ==========            ==========           ==========          ==========
Earnings per share - basic             $      .17            $      .14           $      .31          $      .29
                                       ==========            ==========           ==========          ==========
Earnings per share - diluted:
Weighted average shares
 outstanding during the period          6,284,325             6,142,825            6,271,552           6,115,000
Effect of stock option dilution            56,136               111,575               58,467             111,425
                                       ----------            ----------           ----------          ----------
Total shares outstanding for
 purposes of calculating diluted
 earnings per share                     6,340,461             6,254,400            6,330,019           6,226,425
                                       ==========            ==========           ==========          ==========
Earnings per share - diluted           $      .17            $      .14           $      .30          $      .28
                                       ==========            ==========           ==========          ==========

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

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141-R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company believes the adoption of SFAS 160 will not have an effect on the Company's consolidated financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Results of Operations
---------------------

Revenues

Total revenues for the quarter ended June 30, 2008 increased by $2,678,000, or 13.9% to $21,998,000, as compared to $19,320,000 for the quarter ended June 30, 2007. Total revenues for the six months ended June 30, 2008 increased by $5,178,000, or 13.9% to $42,489,000, as compared to $37,311,000 for the six months ended June 30, 2007. This increase in revenues was a result of the Company's performance on new work as well as backlog.

As of  June 30,  2008, the  Company had  backlog of  approximately $139,100,000.
Approximately $90,000,000 of the June 30, 2008 backlog is not reasonably expected to be completed within the year ended December 31, 2008. New contracts secured during the remainder of 2008 could also increase 2008 revenues. The amount of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks. The Company continues to actively seek new projects to add to its backlog.

Cost of Revenues

Costs of revenues for the quarter ended June 30, 2008 increased by $2,324,000, or 14.1% to $18,836,000, as compared to $16,512,000 for the quarter ended June 30, 2007. Costs of revenues for the six months ended June 30, 2008 increased by $4,997,000, or 15.6% to $37,010,000, as compared to $32,013,000 for the six months ended June 30, 2007. The increase in costs of revenues for the quarter and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily associated with the increased revenues.

During the first quarter of 2008, the union which supplied the majority of the Company's direct labor notified the Company, as well as other signatories to the collective bargaining agreement, that it had incorrectly billed for wages and fringe benefits for 2006 and 2007. The Company recorded additional costs during the six months ending June 30, 2008 of approximately $85,000 to account for this billing error.

Gross Profit

Gross profit for the quarter ended June 30, 2008 was $3,162,000, or 14.4% of revenues, as compared to a gross profit of $2,808,000, or 14.5% of revenues, for the quarter ended June 30, 2007.

Gross profit for the six months ended June 30, 2008 was $5,479,000, or 12.9% of revenues, as compared to gross profit of $5,298,000, or 14.2% of revenues, for the six months ended June 30, 2007. The Company has submitted claims on certain projects to recoup costs due to project delays. While there is no assurance that these costs will be reimbursed, the Company believes its claims are meritorious. Until written acknowledgements of the validity of these claims are received, the amounts claimed are not recognized in the Company's consolidated financial statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2008 increased by $31,000, or 2.4% to $1,343,000, as compared to $1,312,000 for the quarter ended June 30, 2007. SG&A for the six months ended June 30, 2008, increased by $326,000, or 14.0% to $2,651,000, as compared to $2,325,000 for the six months ended June 30, 2007.

The increase in SG&A for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was primarily related to an increase in employment costs, auto expenses, costs associated with the filing of the 2007 Annual Report on Form 10-K and related report to shareholders and expenses related to the vesting of stock options.

Other Income

Other income, which is primarily interest income, for the quarter ended June 30, 2008 was $82,000, as compared to $121,000 for the quarter ended June 30, 2007. Other income for the six months ended June 30, 2008 was $206,000, as compared to $234,000 for the six months ended June 30, 2007. The decreases in other income for the quarter and six month periods ended June 30, 2008, as compared to the quarter and six month periods ended June 30, 2007, was primarily due to a reduction in the interest rates that investment accounts were able to earn.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2008 was $827,000, as compared to the provision for income taxes of $757,000 for the quarter ended June 30, 2007. The provision for income taxes for the six months ended June 30, 2008 was $1,120,000, as compared to a provision for income taxes of $1,449,000 for the six months ended June 30, 2007.

The tax expense for the quarter and six month periods ended June 30, 2008 was lower as a result of the Company's ability to utilize the Domestic Production Activities Deduction, a credit available to qualifying entities in construction and other industries.

Net Income

As a result of the above mentioned items, the Company reported net income of $1,074,000, or $.17 per share-basic and diluted, for the quarter ended June 30, 2008 as compared to reported net income of $860,000, or $.14 per share-basic and diluted for the quarter ended June 30, 2007.

For the six months ended June 30, 2008, the Company reported net income of $1,914,000, or $.31 per share-basic and $.30 per share-diluted, as compared to reported net income of $1,758,000 or $.29 per share-basic and $.28 per share -diluted for the six months ended June 30, 2007.

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

As of June 30, 2008, total cash and cash equivalents was $16,118,000, a decrease from the $17,223,000 reported as of June 30, 2007. In addition, at June 30, 2008 the Company held marketable equity securities totaling $1,811,000 as compared to marketable equity securities totaling $707,000 held at June 30, 2007.

Cash provided by operations

Net cash provided by operations was $1,113,000 for the six months ended June 30, 2008, as compared to $2,737,000 for the six months ended June 30, 2007. The net cash at June 30, 2008 was reduced by the funding of a greater number of new projects and the payment of increased employment cost, as compared to the six months ended June 30, 2007. In addition, during the six months ended June 30, 2008, the Company has submitted claims on certain projects to recoup costs due to project delays. There is no assurance that these costs will be reimbursed. The Company believes its claims are meritorious.

Cash used in investing activities

Net cash used in investing activities was $99,000 for the six months ended June 30, 2008, as compared to $8,000 for the six months ended June 30, 2007. The Company purchased property and equipment of $82,000 and $8,000 during the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008, the Company purchased $28,000 of marketable securities and sold fixed assets which contributed cash proceeds of $11,000.

Cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended June 30, 2008, which includes the dividend paid on June 17, 2008, was $1,128,000 as compared to net cash provided by financing activities totaling $409,000 for the six months ended June 30, 2007.

During the six months ended June 30, 2008, two executives, an employee and a director exercised options to purchase an aggregate of 43,501 shares of the Company's common stock, contributing cash proceeds of $68,000 to the Company.

During the six months ended June 30, 2007, two company executives, an employee, a director and a former director exercised options to purchase an aggregate of 110,666 shares of the Company's common stock, contributing cash proceeds of $184,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123-R, $62,000 and $225,000 of excess tax benefits for the six months ended June 30, 2008 and 2007, respectively, have been classified as an operating cash outflow and a financing cash inflow.

On April 30, 2008, the Company's Board of Directors declared a cash dividend of $.20 per share. The aggregate amount of the dividend was $1,258,000 paid on June 17, 2008 to shareholders of record as of May 26, 2008.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on April 1, 2009, is secured by the Company's assets, and is guaranteed by the Company's subsidiary, KSW Mechanical Services, Inc. There have been no borrowings against this line of credit.

Advances bear interest, at the Company's option, at either the bank's prime lending rate plus one percent per annum (6.0% at June 30, 2008) or the London Inter-Bank Offered Rate ("LIBOR") plus two and one-half percent per annum (4.96% at June 30, 2008).

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

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At June 30, 2008, approximately $63,000,000 of the Company's backlog of $139,100,000 is anticipated to be bonded.

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

Forward-Looking Statements
--------------------------

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include words such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, reliance on certain customers, competition, inflation, the adverse effect of terrorism concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A. "Risk Factors" in this report. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company's expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.     QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of June 30, 2008, the Company has invested $1,811,000 in marketable securities.

ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information
---------------------------

Item 1.     Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes related to risk factors from those items previously disclosed in the Company's December 31, 2007 Annual Report on Form 10-K except for the following:

During the first half of 2008, the prices of steel pipe and related materials, which constitute approximately 10% of the Company's project costs, increased significantly. The Company has a long-term purchase agreement, expiring October 31, 2008, that fixes the price for a portion of its steel purchase requirements. The Company has also increased its projected material costs in its estimates for future work. These actions have limited the short-term effect of the steep increase in the costs of steel pipe and related materials. However, there is no assurance that steel prices will abate and, accordingly, the Company has been unable to secure a new long-term contract for its steel purchase requirements. To the extent the Company is unable to estimate future increases or recover these costs, continued increases may have an adverse effect on the Company's results of operations and cash flows.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The results of the shareholder voting at the Company's Annual Meeting of Stockholders held on May 6, 2008 were reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and are incorporated herein by reference.

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

                                     KSW, INC.

Date: August 4, 2008
                                     /s/Richard W. Lucas
                                     -------------------
                                     Richard W. Lucas
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                    KSW, INC.

                                INDEX TO EXHIBITS

Exhibit Number                          Description
--------------                          -----------
 11         Statement Regarding Computation of Earnings per Share (see Note 4 to
            the  Consolidated  Financial Statements included  elsewhere in  this
            Report)

 31.1       Certification of Chief Executive Officer required  by Rule 13a-14(a)

 31.2       Certification of Chief Financial Officer required  by Rule 13a-14(a)

 32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. [SEC]1350

 32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. [SEC]1350