Form 10-Q
period 2008-09-30
KSW INC
filed 2008-11-05
CIK 1004125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
                Class                                  November 5, 2008
                -----                                  ----------------
        Common stock, $.01 par value                     6,287,825

                                    KSW, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2008
                        --------------------------------

                                TABLE OF CONTENTS
                                                                        Page No.
--------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheets -
           September 30, 2008 (unaudited) and December 31, 2007             3

           Consolidated Statements of Income -
           Three and nine months ended September 30, 2008 and 2007
           (unaudited)                                                      4

           Consolidated Statements of Comprehensive Income -
           Three and nine months ended September 30, 2008 and 2007
           (unaudited)                                                      5

           Consolidated Statement of Stockholders' Equity -
           Nine months ended September 30, 2008 (unaudited)                 6

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2008 and 2007 (unaudited)        7

           Notes to Consolidated Financial Statements                       8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      13

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk                                                  18

Item 4. Controls and Procedures                                            18

--------------------------------------------------------------------------------
PART II    OTHER INFORMATION
Item 1     Legal Proceedings                                               18
Item 1A    Risk Factors                                                    18
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     19
Item 3     Defaults Upon Senior Securities                                 19
Item 4     Submission of Matters to a Vote of Security Holders             19
Item 5     Other Information                                               19
Item 6     Exhibits                                                        20
--------------------------------------------------------------------------------
SIGNATURE                                                                  21
INDEX TO EXHIBITS                                                          22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                            KSW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       September 30, 2008       December 31, 2007
                                                       ------------------       -----------------
                                                        (unaudited)
ASSETS
------
Current assets:
 Cash and cash equivalents                                  $17,395                    $16,232
 Marketable securities                                        1,561                      1,892
 Accounts receivable                                         20,128                     14,133
 Retainage receivable                                         9,197                      6,647
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                             894                      1,107
 Prepaid expenses and other receivables                         472                        359
 Prepaid income taxes                                           154                          -
                                                            -------                    -------
   Total current assets                                      49,801                     40,370

Property and equipment, net of accumulated
 depreciation and amortization of $2,138 and $2,091
 at 9/30/08 and 12/31/07, respectively                          291                        254
Deferred income taxes and other                                 300                        313
                                                            -------                    -------
 Total assets                                               $50,392                    $40,937
                                                            =======                    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                           $17,159                    $14,182
 Retainage payable                                            5,210                      3,636
 Accrued payroll and benefits                                 1,902                      1,519
 Accrued expenses                                               241                        175
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                           6,560                      4,031
 Income taxes payable                                             -                          5
                                                            -------                    -------
  Total current liabilities                                  31,072                     23,548
                                                            -------                    -------
Commitments and contingencies (Note 5)

Stockholders' equity :
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding                   -                          -
 Common stock, $.01 par value, 25,000,000 shares
  authorized, 6,287,825 and 6,244,324 shares issued
  and outstanding at 9/30/08 and 12/31/07, respectively          63                         62
 Additional paid-in capital                                  13,289                     13,139
 Retained earnings                                            6,138                      4,161
 Accumulated other comprehensive income (loss):
   Net unrealized holding gains (losses) on available -
    for-sale securities                                        (170)                        27
                                                            -------                    -------
    Total stockholders' equity                               19,320                     17,389
                                                            -------                    -------
 Total liabilities and stockholders' equity                 $50,392                    $40,937
                                                            =======                    =======

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                             Three Months           Three Months            Nine Months            Nine Months
                                         Ended Sept. 30, 2008   Ended Sept. 30, 2007   Ended Sept. 30, 2008   Ended Sept. 30, 2007
                                         --------------------   --------------------   --------------------   --------------------
Revenues                                    $   25,527             $   21,027             $   68,016             $   58,338
Cost of revenues                                21,818                 18,182                 58,828                 50,195
                                            ----------             ----------             ----------             ----------
Gross profit                                     3,709                  2,845                  9,188                  8,143
Selling, general and
  administrative expenses                        1,496                  1,212                  4,147                  3,537
                                            ----------             ----------             ----------             ----------
 Operating income                                2,213                  1,633                  5,041                  4,606
                                            ----------             ----------             ----------             ----------
Other income:
Gain on sales of marketable securities              14                      1                     14                      1
Interest income, net                                80                    159                    286                    393
                                            ----------             ----------             ----------             ----------
 Total other income                                 94                    160                    300                    394
                                            ----------             ----------             ----------             ----------
Income before provision
  for income taxes                               2,307                  1,793                  5,341                  5,000

Provision for income taxes                         986                    829                  2,106                  2,278
                                            ----------             ----------             ----------             ----------
Net income                                  $    1,321             $      964             $    3,235             $    2,722
                                            ==========             ==========             ==========             ==========
Earnings per common share:
Basic                                       $      .21             $      .16             $      .52             $      .44
Diluted                                     $      .21             $      .15             $      .51             $      .44
Weighted average common
 shares outstanding:
 Basic                                       6,287,825              6,182,637              6,276,434              6,137,347
 Diluted                                     6,341,282              6,284,395              6,333,594              6,237,379

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                             Three Months           Three Months            Nine Months            Nine Months
                                         Ended Sept. 30, 2008   Ended Sept. 30, 2007   Ended Sept. 30, 2008   Ended Sept. 30, 2007
                                         --------------------   --------------------   --------------------   --------------------
Net income                                    $  1,321               $   964                $  3,235               $  2,722
                                              --------               -------                --------               --------
Other comprehensive
   income (loss) before
   income tax (benefit):

Unrealized holding gains
 (losses) arising
 during the period                                (237)                   10                    (344)                    58

Less: reclassification
  adjustment for gains
  included in
  net income                                       (14)                   (1)                    (14)                    (1)
                                              --------               -------                --------               --------
Other comprehensive
  income (loss)
  before income tax
 (benefit)                                        (251)                    9                    (358)                    57

Income tax (benefit)
 related to items
 of other
 comprehensive income
 (loss)                                           (113)                    4                    (161)                    26
                                              --------               -------                --------               --------
Other comprehensive
 income (loss), net of
 income tax (benefit)                             (138)                    5                    (197)                    31
                                              --------               -------                --------               --------
Total comprehensive
 income                                       $  1,183               $   969                $  3,038               $  2,753
                                              ========               =======                ========               ========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2008
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                           Accumulated
                                                                             Additional                       Other
                                                            Common Stock      Paid-In                      Comprehensive
                                                         Shares     Amount    Capital   Retained Earnings  Income (loss)   Total
                                                         ------     ------    -------   -----------------  -------------   -----
Balances, January 1, 2008                               6,244,324    $  62    $ 13,139      $ 4,161          $    27     $ 17,389
Net income                                                      -        -           -        3,235                -        3,235
Share transactions under employee stock option plan        43,501        1          67            -                -           68
Amortization of share based compensation                        -        -          21            -                -           21
Tax benefits from exercise of employee stock option
  plan                                                          -        -          62            -                -           62
Cash dividend paid - $.20 per share                             -        -           -       (1,258)               -       (1,258)
Net unrealized losses on available-for-sale securities          -        -           -            -             (197)        (197)
                                                        ---------    -----    --------      -------          -------     --------
Balances, September 30, 2008                            6,287,825    $  63    $ 13,289      $ 6,138          $  (170)    $ 19,320
                                                        =========    =====    ========      =======          =======     ========

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Nine Months             Nine Months
                                                        Ended Sept. 30, 2008   Ended Sept. 30, 2007
                                                        --------------------   --------------------
Cash flows from operating activities:
  Net income                                                   $ 3,235                 $ 2,722
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                                     63                      54
  Deferred income taxes                                            194                     196
  Tax benefits from exercise of stock options                      (62)                   (305)
  Gain on sale of fixed asset                                       (3)                      -
  Gain on sale of marketable securities                            (14)                     (1)
  Stock-based compensation expense related
     to stock option plan                                           21                       8
Changes in operating assets and liabilities:
  Accounts receivable                                           (5,995)                 (2,672)
  Retainage receivable                                          (2,550)                 (1,250)
  Costs and estimated earnings in excess
     of billings on uncompleted contracts                          213                     142
  Prepaid expenses and other receivables                          (113)                   (141)
  Prepaid income taxes                                             (92)                      -
  Other                                                            (20)                      -
  Accounts payable                                               2,977                   4,248
  Retainage payable                                              1,574                     860
  Accrued payroll and benefits                                     383                     535
  Accrued expenses                                                  66                     (35)
  Billings in excess of costs and estimated
     earnings on uncompleted contracts                           2,529                    (396)
  Income taxes payable                                              (5)                   (982)
                                                               -------                 -------
Net cash provided by operating activities                        2,401                   2,983
                                                               -------                 -------
Cash flows from investing activities:
  Purchases of property and equipment                             (108)                    (27)
  Proceeds from sale of marketable securities                       18                       6
  Proceeds from sale of fixed asset                                 11                       -
  Purchases of marketable securities                               (31)                 (1,001)
                                                               -------                 -------
Net cash used in investing activities                             (110)                 (1,022)
                                                               -------                 -------
Cash flows from financing activities:
  Proceeds from exercise of employee stock option plan              68                     230
  Dividends paid                                                (1,258)                      -
  Tax benefits from exercise of stock options                       62                     305
                                                               -------                 -------
Net cash (used in) provided by financing activities             (1,128)                    535
                                                               -------                 -------
  Net increase in cash and cash
     equivalents                                                 1,163                   2,496
Cash and cash equivalents, beginning of period                  16,232                  14,085
                                                               -------                 -------
Cash and cash equivalents, end of period                       $17,395                 $16,581
                                                               =======                 =======
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                     $     6                 $     4
  Income taxes                                                 $ 2,046                 $ 3,063

          See accompanying notes to consolidated financial statements.

                            KSW, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Nature of Operations and Basis of Presentation
     ----------------------------------------------

KSW, Inc. and its Subsidiary, collectively the "Company", furnish and install heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company operates as one segment.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2008, and its results of operations and comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007. The operating results of the Company for any period may not be indicative of operating results for any full year.

2.   Significant Accounting Policies
     -------------------------------

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The Company has made no significant changes to these policies during 2008.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company's investments in marketable securities are exposed to price fluctuation. The Company values these securities, based on Level 1 of the SFAS 157 fair value hierarchy, using quoted prices in active markets, as it did prior to the adoption of SFAS 157. The adoption of SFAS 157 has not had a material impact on the Company's consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company's financial statements beginning with the first quarter of 2008. The adoption of SFAS 159 had no impact on the Company's consolidated results of operations or financial condition, since the Company elected not to report any assets or liabilities at fair value utilizing this pronouncement.

3.   Stockholders' Equity
     --------------------

(A)  Stock Option Plans
     ------------------

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan ("1995 plan") and the KSW, Inc. 2007 Stock Option Plan ("2007 plan").

The 1995 plan expired December 2005. Therefore, no new options can be granted under that plan. There are 145,501 outstanding options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

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

During the three and nine months ended September 30, 2008, the Company incurred compensation expense related to the vesting of stock options totaling approximately $4,000 and $21,000, respectively. There were no stock options exercised during the quarter ended September 30, 2008. In addition, during the quarter ended June 30, 2008 an officer exercised 7,001 options. A director, an executive and an employee exercised an aggregate of 36,500 options during the quarter ended March 31, 2008.

During the three and nine months ended September 30, 2007, the Company incurred compensation expense related to the vesting of stock options totaling approximately $3,000 and $8,000, respectively. In addition, during the quarter ended September 30, 2007, two company executives exercised an aggregate of 29,750 options.

During the quarter ended June 30, 2007, two Company executives, an employee and a director exercised an aggregate of 40,166 options. During the quarter ended March 31, 2007, an executive and a former director exercised an aggregate of 70,500 options.

As of September 30, 2008, there is approximately $27,000 of unrecognized compensation expense related to unvested stock-based compensation awards. That cost is expected to be recognized over the next 1.8 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the nine months ended September 30, 2008 was as follows:

                                                                         Weighted Average
                                      Number        Weighted Average   Remaining Contractual       Aggregate
                                    of Shares        Exercise Price       Term in Years         Intrinsic Value
                                    ---------        --------------       -------------         ---------------
Outstanding at January 1, 2008       189,002          $    1.58
Expired/canceled                           -                  -
Granted                               20,000          $    6.95
Exercised                            (43,501)         $    1.58
                                     -------
Outstanding at September 30, 2008    165,501          $    2.23                 3.6               $506,000
                                     =======
Exercisable at September 30, 2008    152,167          $    1.81                 3.1               $443,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2008 and 2007 are as follows:

                                  Three Months Ended  Three Months Ended   Nine Months Ended    Nine Months Ended
                                  September 30, 2008  September 30, 2007   September 30, 2008   September 30, 2007
                                  ------------------  ------------------   ------------------   ------------------
Proceeds from stock options
   exercised                          $        -             $ 46,000           $ 68,000            $230,000
Tax benefits related to stock
   options exercised                  $        -             $ 80,000           $ 62,000            $305,000
Intrinsic value of stock options
   exercised                          $        -             $173,000           $201,000            $691,000

(B)  Dividend
     --------

On April 30, 2008, the Company's Board of Directors declared a cash dividend of $.20 per share. The aggregate amount of the dividend was $1,258,000, and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

4.   Earnings per Share
     ------------------

                                     Three Months Ended   Three Months Ended  Nine Months Ended  Nine Months Ended
                                     September 30, 2008   September 30, 2007  September 30, 2008 September 30, 2007
                                     ------------------   ------------------  ------------------ ------------------
Net income                                $1,321,000         $  964,000         $3,235,000           $2,722,000
                                          ==========         ==========         ==========           ==========
Earnings per share - basic:
---------------------------
Weighted average shares
  outstanding during the period            6,287,825          6,182,637          6,276,434            6,137,347
                                          ==========         ==========         ==========           ==========
Earnings per share - basic                $      .21         $      .16         $      .52           $      .44
                                          ==========         ==========         ==========           ==========
Earnings per share - diluted:
-----------------------------
Weighted average shares
  outstanding during the period            6,287,825          6,182,637          6,276,434            6,137,347
Effect of stock option dilution               53,457            101,758             57,160              100,032
                                          ----------         ----------         ----------           ----------
Total shares outstanding for
  purposes of calculating diluted
  earnings per share                       6,341,282          6,284,395          6,333,594            6,237,379
                                          ==========         ==========         ==========           ==========
Earnings per share - diluted              $      .21         $      .15         $      .51           $      .44
                                          ==========         ==========         ==========           ==========

5.   Commitment and Contingencies
     ----------------------------

(A)  Proposals and Claims
     --------------------

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

(B)    Purchase of  Pipe Fabrication Shop and Yard
       -------------------------------------------

In September 2008, the Company entered into a written agreement with a related party to purchase a pipe fabrication shop and an adjacent storage yard in Bronx, New York for $2,500,000. The Company currently rents this property. The Company intends to finance a portion of the purchase price. This transaction is expected to close in December 2008 (see Item 5 of Part II, Other Information in this Form 10-Q).

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

In May 2008, FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing financial statements in conformity with accounting principles generally accepted in the United States of America. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of SFAS 162 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------

Revenues

Total revenues for the quarter ended September 30, 2008 increased by $4,500,000, or 21.4% to $25,527,000, as compared to $21,027,000 for the quarter ended September 30, 2007. Total revenues for the nine months ended September 30, 2008 increased by $9,678,000, or 16.6%, to $68,016,000, as compared to $58,338,000 for the nine months ended September 30, 2007. This increase in revenues was a result of the Company's performance on new work as well as work in its backlog.

As of September 30, 2008, the Company had backlog of approximately $117,200,000. This backlog amount at September 30, 2008 does not include the contract value for projects obtained in October 2008 which would include the 55 story residential tower in Downtown Manhattan, valued in excess of $24,000,000, as well as revenues from preconstruction trade management services currently being provided on two new hospital projects. Approximately $92,000,000 of the September 30, 2008 backlog is not reasonably expected to be completed within the year ended December 31, 2008. New contracts secured during the remainder of 2008 could also increase 2008 revenues. The amount of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks. The Company continues to actively seek new projects to add to its backlog.

Cost of Revenues

Costs of revenues for the quarter ended September 30, 2008 increased by $3,636,000, or 20.0% to $21,818,000, as compared to $18,182,000 for the quarter ended September 30, 2007. Costs of revenues for the nine months ended September 30, 2008 increased by $8,633,000, or 17.2% to $58,828,000, as compared to
$50,195,000 for the nine months ended September 30, 2007. The increase in costs of revenues for the quarter and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily associated with the increased revenues.

Gross Profit

Gross profit for the quarter ended September 30, 2008 was $3,709,000, or 14.5% of revenues, as compared to a gross profit of $2,845,000, or 13.5% of revenues, for the quarter ended September 30, 2007.

Gross profit for the nine months ended September 30, 2008 was $9,188,000, or 13.5% of revenues, as compared to gross profit of $8,143,000, or 14.0% of revenues, for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2008 increased by $284,000, or 23.4% to $1,496,000, as compared to $1,212,000 for the quarter ended September 30, 2007. SG&A for the nine months ended September 30, 2008, increased by $610,000, or 17.2% to $4,147,000, as compared to $3,537,000 for the nine months ended September 30, 2007.

The increase in SG&A for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was primarily related to an increase in employment costs, auto expenses, professional fees, costs associated with the public filings, and expenses related to the hiring of an investor relations firm.

Other Income

Other income, which is primarily interest income, for the quarter ended September 30, 2008 was $94,000, as compared to $160,000 for the quarter ended September 30, 2007. Other income for the nine months ended September 30, 2008 was $300,000, as compared to $394,000 for the nine months ended September 30, 2007. The decreases in other income for the three and nine month periods ended September 30, 2008, as compared to the three and nine month periods ended September 30, 2007, was primarily due to a reduction in the interest rates that investment accounts were able to earn.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2008 was $986,000, as compared to the provision for income taxes of $829,000 for the three months ended September 30, 2007. The provision for income taxes for the nine months ended September 30, 2008 was $2,106,000, as compared to a provision for income taxes of $2,278,000 for the nine months ended September 30, 2007.

The tax expense for the three and nine months ended September 30, 2008 was lowered by the Company's ability to utilize the Domestic Production Activities Deduction, a credit available to qualifying entities in construction and other industries.

Net Income

As a result of the above mentioned items, the Company reported net income of $1,321,000, or $.21 per share-basic and diluted, for the quarter ended September 30, 2008 as compared to reported net income of $964,000, or $.16 per share-basic and $.15 diluted for the quarter ended September 30, 2007.

For the nine months ended September 30, 2008, the Company reported net income of $3,235,000, or $.52 per share-basic and $.51 per share-diluted, as compared to reported net income of $2,722,000 or $.44 per share-basic and diluted for the nine months ended September 30, 2007.

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

As of September 30, 2008, total cash and cash equivalents was $17,395,000, an increase from the $16,581,000 reported as of September 30, 2007. In addition, at September 30, 2008 the Company held marketable equity securities totaling $1,561,000 as compared to marketable equity securities totaling $1,716,000 held at September 30, 2007.

Cash provided by operations

Net cash  provided  by  operations  was  $2,401,000  for the nine  months  ended
September 30, 2008, as compared to $2,983,000 for the nine months ended September 30, 2007. Cash at September 30, 2008 was reduced by the funding of a greater number of new projects and the payment of increased employment cost, as compared to the nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2008, the Company has submitted claims on certain projects to recoup costs the Company has incurred due to project delays. There is no assurance that these costs will be reimbursed. The Company believes its claims are meritorious.

Cash used in investing activities

Net cash used in investing activities was $110,000 for the nine months ended September 30, 2008, as compared to $1,022,000 for the nine months ended September 30, 2007. The Company purchased property and equipment of $108,000 and $27,000 during the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 the Company sold fixed assets which contributed cash proceeds of $11,000.

During the nine months ended September 30, 2008 and 2007, the Company purchased marketable securities totaling $31,000 and $1,001,000, respectively. During the nine months ended September 30, 2008 and 2007, the Company sold marketable securities which contributed cash proceeds of $18,000 and $6,000, respectively.

Cash used in / provided by financing activities

Net cash used in financing activities for the nine months ended September 30, 2008, which includes the dividend paid on June 17, 2008, was $1,128,000 as compared to net cash provided by financing activities, totaling $535,000, for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, two executives, an employee and a director exercised options to purchase an aggregate of 43,501 shares of the Company's common stock, contributing cash proceeds of $68,000 to the Company.

During the nine months ended September 30, 2007, two company executives, an employee, a director and a former director exercised options to purchase an aggregate of 140,416 shares of the Company's common stock, contributing cash proceeds of $230,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting SFAS 123-R, $62,000 and $305,000 of excess tax benefits for the nine months ended September 30, 2008 and 2007, respectively, have been classified as an operating cash outflow and a financing cash inflow.

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

Advances bear interest, at the Company's option, at either the bank's prime lending rate plus one percent per annum (6.0% at September 30, 2008) or the London Inter-Bank Offered Rate ("LIBOR") plus two and one-half percent per annum (6.2% at September 30, 2008).

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

Other than the Company's contract to purchase a pipe fabrication shop in Bronx, New York that the Company is currently renting (see Item 5 of Part II, Other Information in this Form 10-Q), the Company currently has no significant capital expenditure commitments.

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

The Company's bonding limits have been sufficient given the volume and size of the Company's contracts. The Company's surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At September 30, 2008, approximately $56,000,000 of the Company's backlog of $117,200,000 is anticipated to be bonded.

Critical Accounting Policies and Estimates
------------------------------------------

There have been no material changes in the accounting policies and estimates that the Company considers to be "critical" from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements
-----------------------------------------

See Note (6) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements
--------------------------

Certain statements contained in this report are not historical facts and constitute "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include words such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, the inability of developers to secure credit, reliance on certain customers, competition, inflation, the adverse effect of terrorism concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company's control and other factors as are described in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A. "Risk Factors" in this report. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company's expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.  QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ------------------------------------------------------------

The Company does not utilize futures, options or other derivative instruments. As of September 30, 2008, the Company has invested $1,561,000 in marketable securities.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information
---------------------------

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

The entire country is experiencing a credit crisis and an economic downturn, the duration and extent of which cannot be determined at this time. While this downturn may have a material adverse effect on construction throughout the country, including New York City, it has not yet effected our operations or results. Most of our customers are major developers and, to the Company's knowledge, all of its current projects are adequately funded. While all of the Company's projects are proceeding, it is impossible to determine whether the economic downturn will have a material adverse effect in the future.

One result of the economic situation is the decline in prices of commodities, such as steel pipe products. The Company has determined that it is not currently prudent to enter into a long term purchase agreement for such commodities, as it had utilized in the past.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

Since its inception, the Company has rented a pipe fabrication shop and an adjacent storage yard, located in the Bronx, New York (the "Property"), from the Company's Chief Executive Officer and a charitable foundation he controls (together, "the Owner"). The Owner advised the Company that it intended to list the Property for sale. The Company's Board of Directors requested and received a right of first refusal. In July 2008, the Owner received three offers to purchase the Property, the highest being a written offer of $2,650,000, without a mortgage contingency. The Owner then offered to sell the Property to the Company for $2,500,000.

The Company engaged a broker to determine the availability and costs of leasing an alternative facility, and performed an economic analysis comparing those costs with the costs to purchase the Property. The Board of Directors determined that it was economically advantageous for the Company to purchase the Property. By Resolution dated August 7, 2008, the four Independent Directors voted unanimously to purchase the Property.

In September 2008, the Company entered into a written agreement to purchase the Property for a total purchase price of $2,500,000. The Company intends to finance a portion of the purchase price. This transaction is expected to close in December 2008.

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

                                            KSW, INC.

Date:  November 5, 2008
                                            /s/Richard W. Lucas
                                            ----------------------
                                            Richard W. Lucas
                                            Chief Financial Officer

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

                                    KSW, INC.

                                INDEX TO EXHIBITS

Exhibit Number                            Description
--------------                            -----------

   11             Statement  Regarding  Computation  of Earnings  per Share (see
                  Note 4 to the Consolidated Financial Statements included elsewhere in this Report)

   31.1           Certification of  Chief  Executive  Officer  required  by Rule
                  13a-14(a)

   31.2           Certification of Chief  Financial  Officer  required  by  Rule
                  13a-14(a)

   32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. [SEC] 1350

   32.2 Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. [SEC] 1350