Form 10-K
period 2008-12-31
KSW INC
filed 2009-03-25
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  001-32865

_________________

KSW, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3191686 (I.R.S. Employer Identification No.)

37-16 23rd Street, Long Island City, New York	11101
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (718) 361-6500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK $.01 par value	NASDAQ GLOBAL MARKET

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐        Accelerated Filer   ☐        Non-Accelerated Filer   ☐          Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2008 was $26,623,044 (based on a price of $4.76 per share).

As of March 23, 2009, there were 6,235,125 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

Certain statements contained under “Item 1 - Business”, “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K regarding matters that are not historical facts, constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “may”, “will” or other similar words or phrases. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements to differ materially from any expected results, performance or achievements discussed or implied by such forward-looking statements. Many of the risks, uncertainties and other important factors that could cause actual results to differ materially from expectations of the Company are described under “Item 1A - Risk Factors” in this Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition.  Because of these uncertainties, you should not put undue reliance on any forward-looking statements.  Other than as required by applicable law, we disclaim any obligation to update or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

PART I

ITEM 1.                      BUSINESS

General.  KSW, Inc., a Delaware corporation (the “Company” or “KSW”), furnishes and installs heating, ventilating and air conditioning (“HVAC”) systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects.  The Company does not actively pursue projects under $3,000,000.  The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.  The Company conducts operations through its wholly-owned subsidiary, KSW Mechanical Services, Inc. (“KSW Mechanical”). The Company’s common stock is traded on the Nasdaq Global Market Exchange (“NASDAQ”) under the symbol “KSW”.

During the current recession, banks have been less likely to lend money for construction projects, and investors appear to be less likely to contribute capital to new construction projects.  New York City, with its dependency on the financial institutions and markets, has been affected by this crisis.  Two of the Company’s contracts, with an aggregate contract value of approximately $56 million, have been put on hold.  Three contracts, together having an original contract value of $8.7 million, have been terminated.  Based on discussions with the respective developers, the Company is hopeful that it will have a role in these projects when and if they resume, although there is no assurance that this will occur.

The federal government’s stimulus package is expected to increase construction spending in the future.  While there is no guarantee that the Company will receive any of this new work as a result of the stimulus package, the Company has successfully competed for public work in the past.  The Company feels it has an advantage over its competitors, since it has historically worked with its customers to help save them money, which is a benefit to owners, especially in a time of financial crisis.  The Company believes its high cash reserves and strong balance sheet should help it weather this economic crisis.

Some of the Company’s ongoing projects include: Cardiovascular Center at New York Presbyterian Hospital, a hotel/rental building in Manhattan at 839 Sixth Avenue, an apartment building at 320 West 38th Street, a hotel/condominium complex at 123 Washington Street, the Trump project at 246 Spring Street, and several residential condominium projects along Brooklyn’s waterfront.  The Company is not currently performing work on projects in the public sector.  However, the Company has begun to bid on public projects, as it has done in the past.  The Company is also providing pre-construction trade management services on the following projects:  Mount Sinai Center for Science and Medicine, Blythedale Children’s Hospital and the Morgan Stanley Children’s Hospital of New York Pediatric Emergency Department Renovation.

The Company’s primary strategic objectives are to increase its revenues and profitability in its present business.  While cash reserves are important in this economic climate, the Company may look to expand its business into new geographic areas in the Northeastern United States or acquire businesses which would be complementary to its current line of business.  The Company may also pursue acquisitions outside its current lines of business for greater diversification.

The Company’s primary business is providing HVAC and process piping systems under direct contracts with owners of buildings or subcontracts with general contractors or construction managers.  Historically, some of these contracts were awarded through competitive bids.

For the past few years, the Company has focused on the New York City private construction market and has been successful in obtaining projects from private owners and construction companies by utilizing its value engineering and trade management skills.  Many of these projects are obtained from repeat customers, who invite the Company to participate in the project while the project is still in the design phase, or to assist in bringing a project’s budget in line with the customer’s requirements.

The Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems.  These changes reduce costs, but still yield the same results as the original plans.  The Company’s ability to provide this service has become increasingly recognized in the industry and has resulted in the Company’s ability to secure projects without competitive bidding. The Company believes that this service will provide additional opportunities in the future, since bad economic times, create an even greater need for a project to be less costly for both the owner and the project’s lending institution.  Certain governmental agencies have begun to incorporate value engineering provisions in their bid documents.

The Company’s management pioneered the concept of managing the mechanical trade portion of large construction projects.  On larger complex projects (generally those having a mechanical portion valued at over $10,000,000), it is often beneficial for a construction manager to lock in the costs of the mechanical portion of the contract prior to completion of the contract documents.  By engaging the services of a trade manager, the Company believes owners can more accurately evaluate design alternatives so that the completed construction documents balance costs and project objectives.  As a mechanical trade manager, the Company performs a construction manager function for the mechanical trade portion of a project.  The Company divides the mechanical portion of the contract into bid packages for subcontractors and equipment, negotiates subcontracts and coordinates the work. The Company believes that this coordination provides a significant benefit in keeping a project on schedule and within budget.

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

On trade management projects, the Company provides a guaranteed maximum price (“GMP”) to its customer for its scope of responsibility.  The Company controls the GMP by obtaining price quotes from potential suppliers and subcontractors, requiring payment or performance bonds from major subcontractors and adding a contingency allowance to these price quotes before the Company submits its GMP.  The Company also works to control costs because it is a mechanical contractor and can perform some of the guaranteed work on its own should bid prices exceed its estimate. These costs are subject to certain risk factors discussed in “Item 1A – Risk Factors”.

While trade management projects provide a net profit margin lower than that for construction projects, the Company believes there is generally less risk associated with trade management projects because there is a contingency fund, which can be drawn from if necessary.  A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP.  In the event the Company’s costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses.  The Company is at risk for any costs in excess of the GMP.  There is no assurance that potential cost overruns will not exceed this contingency.

Operations.  Historically, the Company has obtained projects primarily through negotiations with private owners, construction managers and general contractors and by competitive bidding and negotiations in response to advertisements by federal, state and local governmental agencies.  During 2008 and 2007, the Company has not bid on public projects, but has obtained projects in the private sector by working with owners, developers, construction companies and design professionals on a cooperative basis.  The Company’s ability to suggest alternative design concepts has allowed its customers to reduce their cost of projects.  By providing value engineering and trade management services, the Company has been able to secure contracts without participating in the competitive bidding process.

For all projects, the Company develops a comprehensive project budget using what it believes is a proven cost estimating system.  Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates.  As a project progresses, the Company’s project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs compared to the estimates. These costs are tracked on a monthly basis. The Company’s costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

Recently, the Company has begun to bid on public projects.  It has previously received letters of approval as an authorized bidder by various government agencies, including the New York City Transit Authority, the New York City Health and Hospitals Corporation, the New York City School Construction Authority, the New York City Housing Authority and the New York State Dormitory Authority.

Markets. The Company competes for business primarily in the New York City metropolitan area.  However, the Company has performed work outside of that area in the past.

Backlog.  The Company has a backlog (anticipated revenue from the uncompleted portions of awarded contracts) totaling approximately $62,500,000 as of December 31, 2008, compared to approximately $111,300,000 as of December 31, 2007, and approximately $110,200,000 as of December 31, 2006.  The Company’s backlog at December 31, 2008 does not include the contract values for the 42nd Street and Tenth Avenue project and the 56 Leonard Street project in Manhattan.  These two projects, whose aggregate contract amount is in excess of $56,000,000, have been put on hold by their respective owners.  The December 31, 2008 backlog does include three contracts, together having an original contract value of approximately

$8.7 million, which were terminated by the developer for convenience.  At December 31, 2008, these three contracts were approximately 25% complete.   The developer is seeking assistance from its contractors and their unions in order to reduce construction costs.  The Company is having discussions with the developer in an effort to reduce costs, and towards keeping the Company involved in the projects.  The Company is hopeful that its role in the construction of these projects will resume.

The Company believes its remaining backlog is firm, but in this unsettled economic time, delays or postponement of additional projects is not within the Company’s control.

The Company’s backlog at December 31, 2008 does not include the Mount Sinai Hospital Center for Science and Medicine trade management contract, where the Company is providing value engineering, estimating, and scheduling services.  The Company has not furnished a GMP nor entered into a contract to construct this project, which is currently valued at approximately $58,000,000.

A portion of the Company’s anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year.  The Company believes that approximately $9,000,000 of the existing backlog at December 31, 2008 is not reasonably expected to be completed during the next fiscal year.  The schedule for each project is different and subject to change due to circumstances outside the control of the Company. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year. The Company believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

The Company is actively seeking new contracts to add to its backlog.  Management believes that its value engineering services will continue to assist the Company in obtaining new contracts.

Competition.  The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company.  However, some of these large competitors are unfamiliar with the New York City metropolitan area.  The Company believes it competes favorably with such companies because of its reputation in the New York City area and its knowledge of the local labor force and its ability to value engineer projects.  There are also many smaller contractors and subcontractors in the New York City metropolitan area, who may also compete for work.  The Company believes there are barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and unions.

Regulations.  The construction industry is subject to various governmental regulations from local, state and federal authorities, such as the Occupational Safety and Health Administration (“OSHA”) and environmental agencies.  The Company is also governed by state and federal requirements regarding the handling and disposal of lead paint, but the financial impact of complying with such requirements cannot be predicted at this time because it varies from project to project.  The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes, compliance with which are a normal part of its operations.  The Company does not perform asbestos abatement, but has occasionally subcontracted that part of a contract to duly licensed asbestos abatement companies with the Company being named as an additional insured on the asbestos abatement company’s liability insurance policy.  The Company has not incurred any liability for violations of environmental laws.

Employees.  At December 31, 2008, the Company had approximately 43 full-time office and project support employees.  The Company also employs field employees, who are union workers.  The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract.  The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalty.

The Company pays benefits to union employees through payments to trust funds established by the unions.  The Company’s obligation is to pay a percentage of the wages of union workers to these trust funds.  The Company is not liable for under funding of these union plans.  The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan.  In 2008, the Company matched 25% of its employees’ yearly 401(k) contributions.

Dependence Upon Customers.   At any given time, a material portion of the Company’s contract revenue may be generated from a single customer through one large contract or various contracts.  The Company’s customer base can vary each year based on the nature and scope of the projects undertaken in that year.

For the year ended December 31, 2008, work under contracts with Bovis Lend Lease LMB, Inc., Gotham Construction Co., LLC and Newmark Construction Services, LLC and related entities, constituted 27%, 16% and 11% of the Company’s total revenues, respectively.

For the year ended December 31, 2007, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC and related entities, and Plaza Construction Corporation constituted 46%, 20% and 13% of the Company’s total revenues, respectively.

For the year ended December 31, 2006, work under contracts with Bovis Lend Lease LMB, Inc., Newmark Construction Services, LLC, Glenwood Management Corporation and related entities, and Skanska USA Building Inc. constituted 40%, 18%, 10% and 10% of the Company’s total revenues, respectively.

Historically, a portion of the Company’s revenue has been generated from contracts with federal, state and local governmental authorities.  The Company’s current revenue and backlog does not include any contracts directly with these governmental authorities.

As is customary and required in the industry, the Company is often requested to provide a surety bond.  The Company’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital.  The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed.  Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company.  At December 31, 2008, approximately $16,800,000 of the Company’s backlog was bonded.

Other Matters.  The Company does not own any patents or patent rights.  The Company’s business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2008, 2007 and 2006, and anticipates no research and development expenses in 2009.

ITEM 1A.                                RISK FACTORS

The Company is subject to a variety of risks, including the risks described below as well as adverse business conditions.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties, not known or described below, which have not been determined to be material may also impair the Company’s business operations.  You should carefully consider the risks described below together with all other information in this report, including information contained in the “Forward-Looking Statements,” “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure about Market Risk” sections.  If any of the following risks occur, the Company’s financial condition and results of operations could be adversely affected.  Such events may cause actual results to differ materially from expected and historical results, and the trading price of the Company’s stock could decline.

The economic downturn, specifically in the New York City metropolitan area, has resulted in a decrease in construction spending in the private and public sectors in the market the Company serves.  Several of the Company’s projects have been put on hold or terminated, and there is no assurance as to if and when work on those projects will resume.  Additional projects could be delayed or cancelled, which would reduce the Company’s future revenues.

The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2009. The Company has no other current employment or non-competition agreements with senior management.  Because the Company relies on senior management’s relationships with its customers and in the construction industry in New York City, the failure to retain senior management would have a material adverse effect on the Company’s business.

The Company’s continued ability to obtain bonding is critical to its ability to bid on most public work and on certain private projects.  The surety’s provision of bonding pursuant to its arrangement with the Company is solely at the surety’s discretion, and the arrangement with the surety is an at-will arrangement subject to termination.  If the Company is unable to obtain surety bonds as needed, this could have a material adverse effect on the Company.

The Company has in the past experienced erosion in gross profit margins due to lower than anticipated labor productivity and higher labor costs related to shortages of skilled labor and unforeseen jobsite conditions.  There can be no assurance that these factors will not affect productivity and profitability in the future.

The Company has in the past experienced significant increases in the cost of steel piping materials, which is the primary material used by the Company on projects.  Future increases may impact the Company’s profit margins to the extent the Company is not able to pass such increased costs on to its customers or lock-in prices under long-term purchase agreements.

The Company relies on a relatively small number of customers for a significant share of its revenues.  The loss of business from any of these significant customers could have a material adverse effect on the Company’s business and its operating results.

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

Slow receipt of collections may also result from financial difficulties of a general contractor or an owner.  The Company’s inability to collect its contract balance on a project could have a material adverse effect on its operating results.

Although the Company’s operations are not directly affected by inflation, both New York City and New York State have large debt service burdens.  Inflationary pressures historically have tended to result in a reduction in capital spending by both state and local agencies; such capital expenditure reductions in turn could have a negative impact on the Company’s revenues.

Failure of the Company’s subcontractors or providers of equipment to perform as anticipated could have a negative impact on the Company’s results.  The Company subcontracts a portion of its contracts to specialty subcontractors, and the Company is ultimately responsible for the successful completion of their work.  The Company also utilizes equipment manufacturers and suppliers which are responsible for delivering specified products on a timely basis.  Although the Company utilizes highly respected companies and sometime requires performance bonds, there is no guarantee that the Company will not incur a material loss due to performance issues related to these arrangements.

Accounting for contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions.  Although the Company believes it has sufficient experience and processes to enable it to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future, and these changes could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s success depends on attracting and retaining qualified personnel in a competitive environment.  The single largest factor in the Company’s ability to profitably execute its work is its ability to attract, develop and retain qualified personnel.  The Company’s success in attracting qualified personnel is dependent on the resources available, the impact of general economic conditions on the labor supply, and the ability to provide competitive compensation.

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                      PROPERTIES

Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases office and warehouse space in Long Island City, New York, consisting of 18,433 square feet.  The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%.  The lease is a triple net lease and thus the Company will pay any increases in real estate taxes over base year taxes, maintenance, insurance and utilities.  The current lease expires on June 30, 2009.  The Company and the landlord have agreed to renew the lease for an additional five years, with a tenant’s option to cancel after one year.

The Company also occupies a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and 10,000 square feet of shop space.  It also occupies an adjacent 5,000 square foot storage yard.   This property was jointly owned by the Company’s Chief Executive Officer and a charitable foundation he controls. The Company purchased this building and storage yard during December 2008 for a purchase price of $2,500,000.  Prior to the December 2008 purchase of this building and yard, the Company rented this property from its owners.  This tenancy was on a triple net basis.  The Company paid rent of approximately $8,500 per month, plus taxes (approximately $2,000 per month), maintenance, insurance and utilities.

The properties are well maintained, adequate and suitable for their purposes.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2008 were as follows:

Name	Age	Title
Floyd Warkol	61	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors
Richard W. Lucas	42	Chief Financial Officer
James F. Oliviero	62	General Counsel
Vincent Terraferma	58	Chief Operating Officer of KSW Mechanical

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

Mr. Vincent Terraferma has been employed as Chief Operating Officer of KSW Mechanical since January 2003.  From December 1995 to December 2002, he was KSW Mechanical’s Executive Vice President.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since November 2007, the Company’s Common Stock has been quoted on the NASDAQ Stock Market LLC’s Global Market under the symbol “KSW”.  Prior to November 2007, the Company’s Common Stock was quoted on the American Stock Exchange.

At March 23, 2009, the Company had 6,235,125 shares of Common Stock issued and outstanding held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company’s stock transfer agent and Broadridge Financial Solutions, Inc.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per common share.  The aggregate amount of the dividend was approximately $1,258,000 and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

On May 8, 2007 the Company’s Board of Directors declared a 5% stock dividend pursuant to which 293,265 additional shares were issued on June 11, 2007 to shareholders of record as of May 24, 2007.  Cash was paid in lieu of issuing fractional shares based on the last sales price of the Company’s stock on the record date.  All references in the accompanying consolidated financial statements to the weighted average number of common shares outstanding and per share amounts are based on the retroactive effect of the stock dividend.

The following information on high and low bid data is provided for 2008 and 2007 based on intraday quotations:

	2008		2007
Quarter	High	Low	High	Low

First	$7.04	$5.54	$7.69	$6.01
Second	$5.95	$4.61	$8.13	$6.23
Third	$5.19	$3.00	$8.65	$6.25
Fourth	$5.30	$1.79	$7.40	$5.76

These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.

On December 19, 2008, the Company announced that its Board of Directors had approved a stock repurchase program that authorizes the Company to buy up to $1,000,000 of its Common Stock through open market purchases in compliance with Rule 10b-18 under the Exchange Act.  The program will be effective through June 30, 2009.  The following table sets forth information regarding the shares of Common Stock purchased pursuant to the program during December 2008.  No other purchases of Common Stock were made by the Company during the fourth quarter of 2008.  Securities laws limit the amount of stock which the Company may repurchase daily to 25% of the average daily trading volume over the preceding four calendar weeks.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
December 19, 2008 through December 31, 2008	6,600	$2.31	6,600	$984,000

ITEM 6.                      SELECTED FINANCIAL DATA

The following information for the years ended December 31, 2008 and 2007 is derived from and qualified in its entirety to, the consolidated financial statements for the years audited by J.H. Cohn LLP, which are presented elsewhere herein.  The following information for the years ended December 31, 2006, 2005, and 2004 is derived from and qualified in its entirety to the consolidated financial statements for those years audited by  Marden, Harrison & Kreuter CPAs P.C., of which 2006 is presented elsewhere herein.  Each of the previously mentioned consolidated financial statements is included herein or in prior years’ annual reports on Form  10-K, and should be read in conjunction with such financial information.

	As Of And For The Year Ended December 31,

	2008	2007	2006	2005		2004
	(Dollars in thousands, except share and per share amounts)
Income Statement:
Revenues	$93,027	$77,266	$77,128	$53,378		$26,281
Costs of revenues	80,910	66,771	67,155	46,897		24,139
Gross profit	12,117	10,495	9,973	6,481		2,142
Selling, general and administrative expenses	5,283	4,427	4,511	3,657		3,452
Operating income (loss)	6,834	6,068	5,462	2,824		(1,310)
Other income	370	682	361	39		52
Income (loss) before provision for income taxes	7,204	6,750	5,823	2,863		(1,258)
Provision for income taxes	2,965	3,088	2,715	152	(a)	22
Net income (loss)	4,239	3,662	3,108	2,711		(1,280)
Net income (loss) per share – Basic	.68	.59	.52	.47		(.22)
Diluted	.67	.59	.51	.47		(.22)
Number of shares used in earnings (loss) per share computation :
Basic	6,278,555	6,162,034	5,950,445	5,743,827		5,743,827
Diluted	6,334,329	6,242,607	6,077,127	5,743,827		5,743,827
Dividends per share	.20	-	.06	-		-

Balance Sheet Data:
Total assets	$50,499	$40,937	$35,545	$22,710	$13,913
Working capital	18,331	16,822	12,361	8,056	3,181
Current liabilities	29,251	23,548	22,422	13,192	7,127
Long-term liabilities	1,118	-	-	-	-
Stockholders’ equity	20,130	17,389	13,123	9,518	6,786
Other Data:
Current ratio	1.63:1	1.71:1	1.55:1	1.61:1	1.45:1

(a) During the year ended December 31, 2005, the outstanding deferred tax valuation allowance was reversed, after the Company’s management re-evaluated the likelihood that these assets would be realized in their entirety, and concluded the valuation allowance was not required.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains the general financial condition and the results of operations for the Company for the years ended December 31, 2008, 2007 and 2006 including:

• factors that affect its business;
• its earnings and costs in the periods presented;
• changes in earnings and costs between periods;
• sources of earnings; and
• impacts of these factors on its overall financial condition.

As you read this discussion and analysis, please refer to the Company’s consolidated financial statements and the notes thereto for the years ended 2008, 2007 and 2006 included in this report.

Overview

The Company, through its wholly-owned subsidiary, furnishes and installs HVAC systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects.  The Company does not actively pursue projects under $3,000,000. Some larger company projects involve multi-year contracts, which can account for more than 10% of the Company’s revenue in any given year.  The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.

The Company obtains projects through both competitive and negotiated bidding processes submitted to project owners or construction managers, many with whom the Company has long standing commercial relationships.

The Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans, subject to the approval of the design professional.  This assistance reduces costs and yields the same results as the original designs.  As a result, during 2008 and 2007, the Company obtained most of its contracts without being required to participate in a competitive bidding process.  The Company has recently resumed bidding on public contracts, some of which incorporate value engineering provisions.

The Company’s profitability is dependent on its ability to continue to maintain its commercial relationships and provide quality services necessary to obtain projects.  The Company’s costs of revenues include field labor, equipment, material, subcontractor and overhead costs.  Overhead costs include project supervision and drafting salaries, as well as insurance costs.  The Company must control costs of revenues by having the ability to manage material costs, purchase equipment at or below original estimated amounts and control labor costs throughout the duration of each project.

For the year ended December 31, 2008, the Company’s earnings were the result of increased revenues, increased gross profit earned from projects, increased selling, general and administrative expenses and a reduction in other income.

The Company’s revenue for 2008 increased 20.4%, as compared to revenue in 2007, as a result of the Company’s performance on its December 31, 2007 backlog, as well as contracts received during 2008.  During 2008, the Company had two jobs whose start dates have been postponed.  These projects, whose aggregate contract value is in excess of $56 million, are not included in the Company’s backlog.  The postponement of these projects also affected the amount of revenue and gross profit the Company could have earned in 2008.

The gross profit for 2008 was higher than 2007 as a result of the increased acceptance of the Company’s value engineering services in the market place.  A number of projects experienced general construction delays which reduced revenues.  While the Company is typically compensated for costs associated with delays, there is no assurance that such claims will be successful in the future. The effect of a delay in construction is to postpone revenue recognition until a later period.

The Company’s selling, general and administrative expenses increased primarily as a result of increased employment costs, auto expenses, professional fees, costs associated with the Company’s public filings and costs associated with the hiring of an investor relations firm.

The Company’s other income was lower in 2008 as compared to 2007, as a result of a reduction in the interest rates that investments were able to earn.

The majority of the Company’s contracts are awarded on a fixed-price basis.  Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company’s contract is awarded.  The Company purchases most materials throughout the project on a price in effect basis.  The Company includes allowances in its estimates for future escalations in steel prices.  The Company had an agreement with a supplier of piping materials, whereby the Company was committed to purchase certain piping products normally used in its operations at set prices through October 2008.  Based on the current pricing of piping material, the Company has determined that it was not necessary to renew this agreement.

For the year ended December 31, 2007, the Company’s earnings were affected by increased gross profit earned from projects, reduced selling, general and administrative expenses and increased other income.

The gross profit for 2007 was higher than 2006 as a result of the Company’s ability to pick and choose projects and the increased acceptance of the Company’s value engineering services in the market place.

A number of projects experienced general construction delays in the early stages of construction, which reduced revenues in 2007.  While the Company is typically compensated for costs associated with these delays, the effect is to postpone revenue recognition until a later period.

The Company’s selling, general and administrative expenses were reduced as a result of the allocation of overhead costs to trade management contracts.

The Company’s other income was higher as a result of interest income earned on a higher cash position and realized gains on the sales of marketable securities.

For the year ended December 31, 2006, the Company’s earnings were affected by increased volume compared to 2005, an increase in corporate income tax expense and the reversal of the allowance for doubtful accounts.

The Company’s revenues for 2006 increased 44.5%, as a result of the Company’s performance on its backlog as of December 31, 2005, as well as contracts received during 2006.

The corporate income tax expense for the year ended December 31, 2006 was higher than 2005, due to increased earnings.

During the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts, which increased net income by approximately $107,000.

Management believes that the future success of the Company lies in its ability to obtain new projects, maintain proper cost controls related to this work, pursue new trade management contracts and continue controlling office expenditures. The Company is dependant on outside factors such as the general health of the New York City metropolitan area economy, lending institutions willingness to make loans, and continued low interest rates, all of which contribute to the strength of the building industry and the type of projects the Company has the ability to obtain.  Even though there are increasing governmental deficits, the Government’s stimulus package could also affect the amount of new governmental financed projects which the Company could pursue. The Company must also continue to obtain surety bonds, when required on projects. The Company’s management has experience in expanding into new geographic areas; however, to date the Company has conducted its operations primarily in the New York metropolitan area.

Results of Operations

The following table sets forth the amounts of, and as a percentage of total revenues, certain items of the Company’s consolidated statements of operations for the periods indicated (dollar amounts in thousands):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Revenues	$93,027	100.0	$77,266	100.0	$77,128	100.0
Costs of revenues	80,910	87.0	66,771	86.4	67,155	87.1
Gross profit	12,117	13.0	10,495	13.6	9,973	12.9
Selling, general and administrative expenses	5,283	5.7	4,427	5.7	4,511	5.9

Operating income	6,834	7.3	6,068	7.9	5,462	7.0
Other income	370	.4	682	.8	361	.5
Income before provision for income taxes	7,204	7.7	6,750	8.7	5,823	7.5

Provision for income taxes	2,965	3.2	3,088	4.0	2,715	3.5

Net income	$4,239	4.5	$3,662	4.7	$3,108	4.0

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenues

Revenues increased $15,761,000 or 20.4%, to $93,027,000 for the year ended December 31, 2008, as compared to $77,266,000 for the year ended December 31, 2007.  Revenues for the fourth quarter of 2008 were $25,011,000, an increase of $6,083,000 or 32.1%, as compared to $18,928,000 in the fourth quarter of 2007.

During 2008 and 2007, the Company had a number of projects which experienced general construction delays in the early stages of construction, which reduced revenue for each year.

At December 31, 2008, the Company had backlog of approximately $62,500,000.  The December 31, 2008 backlog includes the remaining contract value of three contracts, which have been terminated for convenience by the developer, effective March 6, 2009.  The backlog at December 31, 2008 does not include contract values totaling approximately $56,000,000 for two other projects which have been delayed by their respective owners.

Approximately $9,000,000 of the December 31, 2008 backlog is not reasonably expected to be completed in the next fiscal year.  New contracts secured by the Company during 2008, and if work resumes on the delayed contracts, will also increase 2009 revenues.  The amount of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.

During the year ended December 31, 2008, the Company had earned 27%, 16%, and 11% of revenues, respectively, from its three largest customers.  The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues

Costs of revenues increased by $14,139,000 or 21.2%, to $80,910,000 for the year ended December 31, 2008, as compared to $66,771,000 for the year ended December 31, 2007.  Costs of revenues for the fourth quarter of 2008 were $22,082,000, an increase of $5,506,000 or 33.2%, as compared to $16,576,000 for the fourth quarter of 2007.  Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses.  Overhead costs include project supervision and drafting salaries as well as insurance costs.  Higher revenues generally require higher expenditures of costs, but high revenues have allowed the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.  In addition, the Company took steps to reduce pricing volatility of piping materials by entering into agreements to purchase these products at fixed prices, which expired October 2008.  Based on the current pricing of piping material, the Company has determined that it was not necessary to renew this agreement.

Gross Profit

For the year ended December 31, 2008, the Company had a gross profit of $12,117,000 or 13.0% of revenues, as compared to $10,495,000 or 13.6% of revenues for the year ended December 31, 2007.  In the fourth quarter of 2008, the gross profit was $2,929,000 or 11.7% of revenues, as compared to $2,352,000 or 12.4% of revenues for the fourth quarter of 2007.  The change in dollar amount in gross profits was primarily a result of the mix of self-performed and trade management contracts during the periods.

Selling, General and Administrative Expenses

For the year ended December 31, 2008, selling, general and administrative (“S,G&A”) expenses increased $856,000, or 19.3%, to $5,283,000, as compared to $4,427,000 for the year ended December 31, 2007.  In the fourth quarter of 2008, S,G&A expenses were $1,136,000, an increase of $246,000, or 27.6%, as compared to $890,000 for the fourth quarter of 2007.

For the above yearly and quarterly periods, a portion of these changes were a result of the increases in employment costs, auto expenses, professional fees, costs associated with the public filings and expenses related to the hiring of an investor relations firm.  Professional fees, related to the Company’s public filings with the Securities and Exchange Commission, together with costs associated with investor relations firm, increased approximately $100,000 during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

The remaining changes in 2008 S,G&A expenses were primarily a result of increases in employment costs and office expenses.  In 2007, the Company was able to allocate some of these overhead costs to trade management contracts.

Other Income

Other income for the year ended December 31, 2008 decreased $312,000 or 45.7%, to $370,000, as compared to other income of $682,000 for the year ended December 31, 2007.

This change in other income was primarily a result of the Company’s ability to earn greater interest income on its cash position and gains on sales of marketable securities in 2007.  Net interest income for the year ended December 31, 2007 was $359,000, as compared to $569,000 for the year ended December 31, 2007.  During the years ended December 31, 2008 and 2007, the Company realized gains on the sales of marketable securities totaling $11,000 and $113,000, respectively.

Provision for Income Taxes

The income tax expense for the year ended December 31, 2008 was $2,965,000, or 41.2% of income before the provision for income taxes, compared to $3,088,000, or 45.7% of income before the provision for income taxes for the year ended December 31, 2007.

The provision for income taxes was lowered in 2008 by the Company’s ability to utilize the Domestic Production Activities Deduction, a credit available to qualifying entities in construction and other industries.

Net income

As a result of all the items above, the Company reported net income of $4,239,000, or $.68 per share-basic and $.67 per share-diluted, for the year ended December 31, 2008.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2007, S,G&A expenses decreased $84,000, or 1.9%, to $4,427,000, as compared to $4,511,000 for the year ended December 31, 2006.  In the fourth quarter of 2007, S,G&A expenses were $890,000, a decrease of $104,000, as compared to $994,000 for the fourth quarter of 2006.

For the above yearly and quarterly periods, a portion of these changes were a result of the professional fees and employment costs.  Professional fees, related to the Company’s public filings with the Securities and Exchange Commission, together with American Stock Exchange fees decreased approximately $175,000 during the year ended December 31, 2007.  In addition, during the fourth quarter of 2006, the Company reversed the allowance for doubtful accounts totaling $200,000, which reduced S,G&A expenses.

The remaining changes in S,G&A expenses were primarily a result of decreases in employment costs and office expenses related to the allocation of overhead costs to trade management contracts.

Other Income

Other income for the year ended December 31, 2007 increased $321,000 or 88.9%, to $682,000, as compared to other income of $361,000 for the year ended December 31, 2006.  This change in other income was primarily a result of the Company’s ability to earn interest income on its increased cash position and gains on sales of marketable securities.  Net interest income for the year ended December 31, 2007 was $569,000, as compared to $317,000 for the year ended December 31, 2006.  During the years ended December 31, 2007 and 2006, the Company realized gains on the sales of marketable securities totaling $113,000 and $44,000, respectively.

Provision for Income Taxes

The income tax expense for the year ended December 31, 2007 was $3,088,000, or 45.7% of income before the provision for income taxes compared to $2,715,000, or 46.6% of income before the provision for income taxes for the year ended December 31, 2006.

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

Liquidity and Capital Resources

General

The Company’s principal capital requirement is to fund its work on construction projects.  Projects are billed on a monthly basis based on the work performed to date.  These project billings, less a withholding of retention which is received as the project nears completion, are collectible based on the respective contract terms.  The Company has historically relied primarily on internally generated funds.  The Company has not relied on bank borrowings to finance its operations since July 2003.  The Company has a line of credit, which is subject to certain conditions.  See discussion of Credit Facility below.

As of December 31, 2008, the Company’s cash and cash equivalents balances totaled $16,611,000, an increase of $379,000 from the $16,232,000 reported as of December 31, 2007. The cash position as of December 31, 2008 was reduced by the purchase of the Bronx fabrication shop, which the Company had previously rented.

In addition, at December 31, 2008, the Company held marketable securities totaling $1,223,000, a decrease from the $1,892,000 balance at December 31, 2007.

Net cash provided by Operating Activities

Net cash provided by operating activities was $3,016,000, $2,804,000 and $8,510,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The cash provided by operations was primarily due to income provided by operations, and during 2008 and 2007, it was reduced by corporate income taxes paid totaling $3,045,000 and $3,922,000, respectively.  Cash provided by operations for the years ended December 31, 2006 include receipts on the Co-Op City litigation settlement of $1,700,000.

Cash used in Investing Activities

Net cash used in investing activities was $1,450,000 in 2008, $1,322,000 in 2007, and $51,000 in 2006.  The Company purchased marketable securities of $39,000, $1,737,000, and $12,000 during 2008, 2007 and 2006, respectively.  The Company received proceeds on the sales of marketable securities of $32,000, $489,000, and $171,000 during 2008, 2007 and 2006, respectively.  The Company purchased property and equipment totaling $2,630,000, $74,000 and $210,000 during 2008, 2007 and 2006, respectively.  Included in the 2008 total is the purchase price of the Bronx building and adjacent yard. $1,176,000 of the purchase price was financed.

Cash (used in) provided by Financing Activities

Net cash used in financing activities was $1,187,000 during 2008.  Net cash provided by financing activities was $665,000 and $427,000 during 2007 and 2006, respectively.

During December 2008, the Company’s Board of Directors authorized through June 2009, the purchase of up to $1,000,000 of the Company’s common stock on the open market. During 2008, the Company purchased 6,600 shares at a cost of $16,000.

During the year ended December 31, 2008, four individuals exercised options to purchase an aggregate of 43,501 shares of the Company’s common stock, contributing cash proceeds of $68,000 to the Company.

During the year ended December 31, 2007, eight individuals exercised options to purchase an aggregate of 192,916 shares contributing cash proceeds of $309,000 to the Company.

During the year ended December 31, 2006, six individuals exercised options to purchase an aggregate of 287,832 shares contributing cash proceeds of $475,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  As a result of adopting SFAS 123-R, $63,000, $356,000 and $293,000 of excess tax benefits for the years ended December 31, 2008, 2007 and 2006, respectively, have been classified as an operating cash outflow and a financing cash inflow.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,258,000, and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

On May 8, 2006, the Company’s Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006.  The aggregate amount of the dividend was $341,000, and this dividend was paid on June 15, 2006.

 Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  On January 26, 2009, the Company’s bank extended the working capital credit facility through April 1, 2010.  There have been no borrowings against this facility during 2008 and 2007.

Advances bear interest, based on the Company’s option, at either the bank’s prime lending rate plus one percent per annum (4.25% at December 31, 2008), or the London Interbank Offered Rate (“LIBOR”) plus two and one-half percent per annum (2.94% at December 31, 2008).

Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company’s business, properties or financial condition, a default in payment on the line, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts.  The line of credit must be paid in full at the end of the term.

The Company currently has no significant capital expenditure commitments.

Surety

On some of its projects, the Company is required to provide a surety bond.  The Company’s ability to obtain bonding, and the amount of bonding available, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The Company is contingently liable to the surety under a general indemnity agreement.  The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity as a result of the Company not having the financial capacity to complete projects.  Management believes the likelihood of the surety having to complete projects is remote.  The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties.  Management believes that all contingent liabilities will be satisfied by the Company’s performance on the specific bonded contracts involved.  The surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination.

As of December 31, 2008, approximately $16,800,000 of the Company’s backlog of approximately $62,500,000 was bonded.  The Company provides its surety with a detailed schedule of backlog on a quarterly basis.  The Company believes its bonding limits are sufficient based on the Company’s revenue, volume and size of the Company’s bonded contracts.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We discuss our significant accounting policies in Note 2 to the Company’s consolidated financial statements, including those that do not require management to make difficult, subjective, or complex judgments or estimates.

Accounting for revenue recognition for construction contracts

The Company recognizes revenue for long-term construction contracts not yet completed using the percentage-of-completion method, measured by the percentage of total costs incurred to date as compared to total estimated costs at the completion of each contract.  When the Company bids on projects, a comprehensive budget is prepared dividing the project into line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates.  As projects progress, the Company’s project managers plan, schedule and oversee operations and review project costs compared to the estimates.  Management reviews on a bi-weekly basis the progression of the contract with the project manager.  An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts.  The results of these procedures help update the anticipated total costs at completion, based on facts and circumstances known at the time.  Any revisions in cost and profit estimates are reflected in the accounting period in which the facts, which require the revisions, become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes.  The Company receives change orders for project scope changes.  For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims.  Such claims are not recorded on the books until they are acknowledged by the owner or contractor.

Accounts and retainage receivable

Judgment is required to estimate the collectibility of accounts and retainage receivable.  The Company has in the past established an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management’s periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account-by-account basis.  Accounts receivable and contract retentions are due based on contract terms.  Amounts are deemed delinquent when they are not received within their contract terms.  Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

During the years ended December 31, 2008 and 2007, the Company has not written off any receivables and therefore has not recorded an allowance for uncollectible trade accounts and retainage receivable at December 31, 2008 and 2007.

Accounting for income taxes

Judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and valuation allowances that might be required against the deferred tax assets and liabilities.  The Company’s consolidated balance sheets at December 31, 2008 and 2007 include deferred tax assets totaling $394,000 and $311,000, respectively.

Accounting for share-based compensation

Since January 1, 2006, the Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS 123-R. The Company uses the Black-Scholes option – pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”).  Changes in the subjective assumptions can materially affect the estimate of fair value share–based compensation and the related amount recognized in the consolidated statements of income.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141-R”).  SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited.  SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141-R. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company believes the adoption of SFAS 160 will not have an effect on the Company’s consolidated financial position or results of operations.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 provides a consistent framework for determining what accounting principles should be used when preparing financial statements in conformity with accounting principles generally accepted in the United States of America.  Previous guidance did not properly rank the accounting literature.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial position or results of operations.

CONTRACTUAL OBLIGATIONS

As of December 31, 2008, outstanding contractual obligations are as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long- term debt (a)	$1,176,000	$58,000	$116,000	$116,000	$886,000
Capital leases	-	-	-	-	-
Operating leases (b)	1,224,000	208,000	442,000	458,000	116,000
Purchase obligations under construction contracts	-	-	-	-	-
Other long-term obligations	-	-	-	-	-
Totals	$2,400,000	$266,000	$558,000	$574,000	$1,002,000

(a)	The long-term debt is related to the financing of the purchase of a pipe fabrication shop and adjacent yard located in Bronx, N.Y.

(b)
 The Company is currently obligated to pay monthly rental payments of approximately $16,000 on its lease for office space in Long Island City, New York.  The current lease expires in June 2009.  During March 2009, the Company and the landlord agreed to extend the lease for five years, with a tenant’s option to cancel after one year.

OFF -BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303 (a) (4) of Regulation S-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments. As of December 31, 2008, the Company has $1,223,000 in marketable securities.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference to pages F-1 through F-36 of this Annual Report on Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required.

ITEM 9A (T).           CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective as of December 31, 2008.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANICAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed with the participation of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2008, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in INTERNAL CONTROL – INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                                OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than information with respect to the Company’s executive officers, which is set forth after Item 4 of Part I of this Form 10-K, and information regarding the Company’s Code of Ethics, as set forth below, the information required to be disclosed pursuant to Item 10 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

CODE OF ETHICS

The Company has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial and accounting officer, directors, officers and employees.  Copies of the Company’s Code of Ethics will be provided free of charge upon written request directed to the Company’s Director of Investor Relations, at 37-16 23rd Street, Long Island City, New York 11101.

ITEM 11.                                EXECUTIVE COMPENSATION

The information required to be disclosed pursuant to Item 11 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed pursuant to Item 12 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

a.           The information required to be disclosed pursuant to Item 13 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

b.           Any transaction required to be disclosed under this item must be approved by the Board of Directors as being in the Company’s interest.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed pursuant to Item 14 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. and 2. Financial statement and financial statement schedules.

See Index to consolidated financial statements and financial statement schedules on page F-1 of this Form 10-K.

3.	Exhibits

No.	Description
3.1
Amended and Restated Articles of Incorporation of KSW, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

3.2
Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

10.1
Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-32865), filed with the Commission on March 30, 1999).

10.2
1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (Commission File No. 001-32865), filed with the Commission on November 24, 1995).

10.3
Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005).

10.4
Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.5
Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 3, 2005, filed with the Commission on March 16, 2006).

10.6
Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7	Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A.

10.8	Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A.

10.9
KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of J.H. Cohn LLP

23.2	Consent of Marden, Harrison & Kreuter CPAs P.C.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

By:	/s/ Floyd Warkol
Floyd Warkol
President, Chief Executive Officer,
Secretary and Chairman of the Board of Directors (Principal Executive Officer)
March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Floyd Warkol
Floyd Warkol
President, Chief Executive Officer,
Secretary and Chairman of the Board of Directors (Principal Executive Officer)
March 23, 2009

/s/ Stanley Kreitman
Stanley Kreitman
Director
March 23, 2009

/s/ Innis O’Rourke
Innis O’Rourke
Director
March 23, 2009

/s/ Warren O. Kogan
Warren O. Kogan
Director
March 23, 2009

/s/ John A. Cavanagh
John A. Cavanagh
Director
March 23, 2009

/s/ Richard W. Lucas
Richard W. Lucas
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
March 23, 2009

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Reports of Independent Registered Public Accounting Firms	F-2-3
Consolidated Financial Statements:
Consolidated Balance Sheets	F-4-5
Consolidated Statements of Income	F-6
Consolidated Statements of Comprehensive Income	F-7
Consolidated Statements of Stockholders’ Equity	F-8-9
Consolidated Statements of Cash Flows	F-10-11
Notes to Consolidated Financial Statements	F-12-35
Schedule II- Schedule of Valuation and Qualifying Accounts	F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KSW, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of KSW, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An also audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ J.H. Cohn, LLP
White Plains, New York
March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KSW, Inc. and Subsidiary

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of KSW, Inc. and Subsidiary for the year ended December 31, 2006. These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of KSW, Inc. and Subsidiary for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying consolidated financial statement Schedule II is presented for additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Marden, Harrison, & Kreuter Certified Public Accountants, P.C
White Plains, New York
February 15, 2007, except for certain subsequent events previously reported, as to which the dates are March 6, 2007 and March 8, 2007, respectively

KSW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007
(in thousands, except share data)

____________________________

	2008	2007
A S S E T S

Current assets:
Cash and cash equivalents	$16,611	$16,232
Marketable securities	1,223	1,892
Accounts receivable	19,448	14,133
Retainage receivable	9,097	6,647
Costs and estimated earnings in excess of billings on uncompleted contracts	229	1,107
Prepaid income taxes	326	-
Prepaid expenses and other receivables	349	359
Deferred income taxes	299	-
Total current assets	47,582	40,370

Property and equipment, net	2,778	254
Deferred income taxes and other	139	313
Total assets	$50,499	$40,937

(continued)

KSW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007
(in thousands, except share data)

____________________________

	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of mortgage payable	$58	$-
Accounts payable	14,442	14,182
Retainage payable	4,982	3,636
Accrued payroll and benefits	1,654	1,519
Accrued expenses	165	175
Billings in excess of costs and estimated earnings on uncompleted contracts	7,950	4,031
Income taxes payable	-	5
Total current liabilities	29,251	23,548
Mortgage payable, net of current portion	1,118	-
Total liabilities	30,369	23,548
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $.01 par value, 25,000,000 shares authorized, 6,287,825 and 6,244,324 shares issued, 6,281,225 and 6,244,324 shares outstanding at 2008 and 2007, respectively	63	62
Additional paid-in capital	13,293	13,139
Retained earnings	7,142	4,161
Accumulated other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	(352)	27
Less treasury stock at cost, 6,600 shares at 2008	(16)	-
Total stockholders’ equity	20,130	17,389
Total liabilities and stockholders’ equity	$50,499	$40,937

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except per share data)

________________________________________________

	2008	2007	2006
Revenues	$93,027	$77,266	$77,128
Costs of revenues	80,910	66,771	67,155
Gross profit	12,117	10,495	9,973
Selling, general and administrative expenses	5,283	4,427	4,511
Operating income	6,834	6,068	5,462
Other income :
Interest income, net	359	569	317
Gain on sale of marketable securities	11	113	44
Total other income	370	682	361
Income before provision for income taxes	7,204	6,750	5,823
Provision for income taxes	2,965	3,088	2,715
Net income	$4,239	$3,662	$3,108
Basic earnings per common share	$.68	$.59	$.52
Diluted earnings per common share	$.67	$.59	$.51
Weighted average common shares outstanding –
Basic	6,278,555	6,162,034	5,950,445
Diluted	6,334,329	6,242,607	6,077,127
Cash dividend declared and paid per share	$.20	$-	$.06

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

________________________________________________

	2008	2007	2006

Net income	$4,239	$3,662	$3,108
Other comprehensive income (loss) before tax:
Net unrealized holding gains (losses) arising during the year	(676)	(19)	73
Less: reclassification adjustment for gains included in net income	(11)	(113)	(44)
Other comprehensive income (loss) before income tax (benefit)	(687)	(132)	29
Income tax (benefit) related to items of other comprehensive income (loss)	308	(61)	13
Other comprehensive income (loss), net of income tax (benefit)	(379)	(71)	16
Total comprehensive income	$3,860	$3,591	$3,124

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income(Loss)	Stock	Total
Balances, January 1, 2006	5,470,311	$54	$9,729	$(347)	$82	$-	$9,518
Net income	-	-	-	3,108	-	-	3,108
Share transactions under employee stock option plan	287,832	4	471	-	-	-	475
Amortization of share-based compensation	-	-	54	-	-	-	54
Cash dividend paid - $.06 per share	-	-	-	(341)	-	-	(341)
Tax benefits from exercise of employee stock option plan	-	-	293	-	-	-	293
Net unrealized gains on available for sale securities	-	-	-	-	16	-	16
Balances, December 31, 2006	5,758,143	58	10,547	2,420	98	-	13,123

Net income	-	-	-	3,662	-	-	3,662
Share transactions under employee stock option plan	192,916	1	308	-	-	-	309
Amortization of share-based compensation	-	-	10	-	-	-	10
Stock dividend	293,265	3	1,918	(1,921)	-	-	-
Tax benefits from exercise of employee stock option plan	-	-	356	-	-	-	356
Net unrealized losses on available for sale securities	-	-	-	-	(71)	-	(71)

Balances, December 31, 2007	6,244,324	$62	$13,139	$4,161	$27	$-	$17,389

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income(Loss)	Stock	Total
Balances, December 31, 2007	6,244,324	$62	$13,139	$4,161	$27	$-	$17,389

Net income	-	-	-	4,239	-	-	4,239
Share transactions under employee stock option plans	43,501	1	67	-	-	-	68
Cash dividend paid - $.20 per share	-	-	-	(1,258)	-	-	(1,258)
Tax benefits from exercise of employee stock option plan	-	-	63	-	-	-	63
Amortization of share-based compensation	-	-	24	-	-	-	24
Purchase of treasury stock	-	-	-	-	-	(16)	(16)
Net unrealized losses on available-for-sale securities	-	-	-	-	(379)	-	(379)

Balances, December 31, 2008	6,287,825	$63	$13,293	$7,142	$(352)	$(16)	$20,130

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:

Net income	$4,239	$3,662	$3,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	76	66
Deferred income taxes	226	254	856
Tax benefits from exercise of stock options	(63)	(356)	(293)
Reduction in allowance for doubtful accounts	-	-	(200)
Realized gains on sale of marketable securities	(11)	(113)	(44)
Gain on sale of property and equipment	(3)	-	-
Share-based compensation expense related to stock option plan	24	10	54
Changes in operating assets (increase) decrease:
Accounts receivable	(5,315)	(928)	(1,118)
Retainage receivable	(2,450)	(1,081)	(2,802)
Costs and estimated earnings in excess of billings on uncompleted contracts	878	(90)	(537)
Prepaid expenses and other receivables	10	(112)	(103)
Prepaid income taxes	(263)	-	-
Other	1	-	-

Changes in operating liabilities increase (decrease):
Accounts payable	260	2,222	2,427
Retainage payable	1,346	838	1,222
Accrued payroll and benefits	135	587	390
Accrued expenses	(10)	(121)	90
Billings in excess of costs and estimated earnings on uncompleted contracts	3,919	(956)	3,652
Income taxes payable	(5)	(1,088)	1,742
Net cash provided by operating activities	3,016	2,804	8,510

(continued)

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands)

	2008	2007	2006
Cash flows from investing activities:
Proceeds received on sale of marketable securities	$32	$489	$171
Proceeds received on sale of property and equipment	11	-	-
Purchases of marketable securities	(39)	(1,737)	(12)
Purchases of property and equipment	(1,454)	(74)	(210)
Net cash used in investing activities	(1,450)	(1,322)	(51)
Cash flows from financing activities:
Proceeds from the exercise of employee stock option plan	68	309	475
Tax benefits from exercise of stock options	63	356	293
Purchase of treasury stock	(16)	-	-
Other	(44)	-	-
Cash dividends paid	(1,258)	-	(341)
Net cash (used in) provided by financing activities	(1,187)	665	427
Net increase in cash and cash equivalents	379	2,147	8,886
Cash and cash equivalents, beginning of year	16,232	14,085	5,199
Cash and cash equivalents, end of year	$16,611	$16,232	$14,085
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11	$16	$13
Income taxes	$3,045	$3,922	$142

Schedule of non cash investing and financing activities:

In 2008, the Company financed $1,176 to purchase property and equipment.

In 2007, the Company’s Board of Directors declared and issued a stock dividend of 293,265 common shares resulting in a transfer from retained earnings to additional paid in capital and common stock.

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(1)	Principles of consolidation and nature of operations

The accompanying consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively “the Company”, and have been prepared in conformity with accounting principles generally acceptable in the United States of America.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue is primarily recognized on the percentage-of-completion method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract.  This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts.  Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company’s internal tracking systems.  Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

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

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(A)	Revenue and cost recognition – cont’d

The Company does not record any income from claims until the claims have been received or awarded.

Revenues recognized in excess of amounts billed are recorded as a current asset under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Billings in excess of revenues recognized are recorded as a current liability under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts.”

In accordance with construction industry practice, the Company reports in current assets and liabilities those amounts relating to construction contracts realizable and payable over a period in excess of one year.

Fees for the management of certain contracts are recognized when services are provided.

(B)	Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2008 and 2007, cash equivalents consist of money market accounts.

(C)	Marketable securities

Marketable securities, consisting of equity securities and mutual funds, are classified as “available-for-sale” securities and are stated at fair market value based on quoted market prices.  Realized gains and losses, determined using the specific identification method, are included in earnings.  Unrealized holding gains and losses are reported as comprehensive income (loss) in a separate component of stockholders’ equity.

(D)	Accounts and retainage receivable

Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices.  The Company may establish an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management’s periodic evaluation of the collectibility of outstanding accounts and retainage receivable on an account-by-account basis.  Accounts receivable and contract retentions are due based on contract terms.  Amounts are deemed delinquent when

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(D)	Accounts and retainage receivable – cont’d

they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

(E)	Credit risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

The Company maintains its cash accounts at balances which exceed Federally insured limits for such accounts.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.  At December 31, 2008, amounts in excess of federally insured limits totaled approximately $1,518.

Trade accounts and retainage receivables, at times, are due from government agencies, municipalities and private owners located in the New York metropolitan area.  The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs.  Trade accounts and retainage receivables from the Company’s three largest customers totaled approximately $12,846 and $16,097 at December 31, 2008 and 2007, respectively.

(F)	Property and equipment

Property and equipment is stated at cost.  Depreciation is computed over the estimated useful lives, generally five years, except for building and improvements which is thirty-nine years, of the assets using the straight-line method.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets to which they apply or the related lease term.  Repairs and maintenance are charged to operations in the period incurred.

(G)	Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, “Accounting for Income Taxes.”  Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.  The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill and unrealized gains and losses on marketable securities.  A valuation allowance is recorded for deferred tax assets when it is more likely than not that some

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(G)	Income taxes – cont’d

or all of the deferred tax assets will not be realized through future operations.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 on January 1, 2007.  The Company had no adjustment as a result of FIN 48.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

(J)	Stock options

On January 1, 2006, the Company adopted SFAS No. 123-R, “Share Based Payment” (“SFAS 123-R”).  SFAS 123-R requires all share based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition).  The Company has elected to adopt SFAS 123-R on the modified prospective method.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(J)	Stock options – cont’d

The Company uses the Black-Scholes option – pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”).  Changes in the subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized on the consolidated statements of income.

(K)	Financial instruments

The carrying value of marketable securities approximates fair value as determined by market quotes. The carrying value of receivables and payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, approximates fair value.

(L)	Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In early 2008, the FASB issued Staff Position (“FSP”) FAS-157-2, “Effective Date of FASB Statement No 157”, which delays by one year, the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities.  The Company has adopted the portion of SFAS 157 that has not been delayed as of the beginning of its 2008 fiscal year and plans to adopt the balance of its provisions as of the beginning of its 2009 fiscal year.

(M)	Impact of recently issued accounting standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141-R”).  SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(M)	Impact of recently issued accounting standards- cont’d

transaction costs and changes when restructurings related to acquisition can be recognized.  The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited.  SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141-R.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company believes the adoption of SFAS 160 will not have an effect on the Company’s consolidated financial position or results of operations.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 provides a consistent framework for determining what accounting principles should be used when preparing financial statements in conformity with accounting principles generally accepted in the United States of America.  Previous guidance did not properly rank the accounting literature.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial position or results of operations.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(3)	Marketable securities

The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2008 and 2007, are as follows:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2008:
Mutual funds and marketable equity securities	$1,860	$50	$(687)	$1,223

December 31, 2007:
Mutual funds and marketable equity securities	$1,842	$141	$(91)	$1,892

At December 31, 2008 and 2007, gross unrealized holding losses on available-for-sale securities were $687 and $91, respectively.  At December 31, 2008 and 2007, gross unrealized holding gains on available-for-sale securities were $50 and $141, respectively. The change in net unrealized holding gains is a decrease of $379 and $71 respectfully for the years ended December 31, 2008 and 2007, respectively.  During the years ended December 31, 2008, 2007, and 2006, available-for-sale securities were sold for total proceeds of approximately $32, $489, and $171.  The gross realized gains on these sales totaled approximately $11, $113, and $44 for the years ended December 31, 2008, 2007, and 2006, respectively.

SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive  markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(3)	Marketable securities – cont’d

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets carried at fair value at December 31, 2008 are classified in the table below in one of the three categories described above.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable
equity securities	$1,223	$-	$-	$1,223

Mutual funds and marketable equity securities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

(4)	Accounts and retainage receivable

	2008	2007
Accounts and retainage receivable:
Billed
Contracts in progress	$16,682	$10,458
Completed contracts	2,252	3,253
Unbilled	514	422
	$19,448	$14,133

Retainage receivable	$9,097	$6,647

At December 31, 2008, retained contract receivables totaling $1,100 are not expected to be realized within one year.

During the year ended December 31, 2006, the Company reversed the allowance for doubtful accounts totaling $200.  At December 31, 2008 and 2007, there was no allowance required for accounts and retainage receivable.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(5)	Costs and estimated earnings on uncompleted contracts

Costs and estimated earning on uncompleted contracts consists of the following at December 31, 2008 and 2007:

	2008	2007
Costs incurred on uncompleted contracts	$80,603	$42,786
Estimated earnings	12,119	7,055
	92,722	49,841
Less billings to date	100,443	52,765
	$(7,721)	$(2,924)

The above amounts are included in the accompanying consolidated balance sheets under the following captions:

	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$229	$1,107
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,950)	(4,031)
	$(7,721)	$(2,924)

(6)	Property and equipment

Property and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007
Land	$694	$-
Building	1,718	-
Machinery and equipment	798	657
Furniture and fixtures	896	843
Leasehold improvements	845	845
	4,951	2,345

Less accumulated depreciation and amortization	2,173	2,091
	$2,778	$254

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(6)	Property and equipment – cont’d

Depreciation and amortization expense relating to property and equipment was approximately $98, $76 and $66 for the years ended December 31, 2008, 2007 and 2006, respectively.

(7)	Mortgage payable

During December 2008, the Company purchased a pipe fabrication shop and an adjacent storage yard in Bronx, New York, from the Company’s Chief Executive Officer and a charitable foundation he controls for $2,500.

The Company financed a portion of this purchase using a $1,176 mortgage with Bank of America, N.A.  This mortgage has a ten year term, with interest amortized over twenty years, with unpaid principal is due in a balloon payment during December 2018.  Monthly payments are approximate $5 plus interest at 5%.  This mortgage is collateralized by the real estate.

Future principal maturities of this mortgage payable are as follows as of December 31, 2008:

Year Ending December 31,		Amount
2009		$58
2010		58
2011		58
2012		58
2013		58
Thereafter		886
	Total	$1,176

Costs related to obtaining the mortgage debt are capitalized and amortized over the term of the related debt using the straight-line method.  When the loan is paid in full, any unamortized finance costs are removed from the related accounts and charged to operations.  At December 31, 2008, the deferred mortgage costs total $44 and are included in the consolidated balance sheet under the caption “Deferred income taxes and other”.  There was no amortization expense charged to operations during the year ended December 31, 2008.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(8)	Income taxes

For the years ended December 31, 2008, 2007 and 2006, components of the provision for income taxes are as follows:

	2008	2007	2006
Current
Federal	$1,674	$1,740	$1,049
State and local	1,065	1,094	810
	2,739	2,834	1,859

Deferred
Federal	141	144	540
State and local	85	110	316
	226	254	856
Totals	$2,965	$3,088	$2,715

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:

	2008	2007	2006
Computed tax at the federal statutory rate of 34%	$2,449	$2,295	$1,980
State and local taxes, net of federal benefit	781	751	705
Other items, net	(265)	42	30
Provision for income taxes	$2,965	$3,088	$2,715

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(8)	Income taxes – cont’d

The details of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred income tax assets:

Amortization of goodwill	$14	$155
Property and equipment	77	163
Unrealized losses on marketable securities	285	-
Other tax carryforwards	18	15
Total deferred income tax assets	394	333

Deferred income tax liabilities:
Unrealized gains on marketable securities	-	22
	-	22

Deferred income tax assets, net	$394	$311

At December 31, 2005, the Company had net operating loss carry forwards remaining of approximately $1,500, which was utilized during the year ended December 31, 2006.  At December 31, 2008, the Company had net current deferred tax assets totaling $299.  At December 31, 2008 and 2007, the net non-current deferred tax assets total $95 and $311, respectively, and are included in the accompanying consolidated balance sheets under the caption “Deferred income taxes and other”.

(9)	Stockholders’ equity

(A)	Stock option plans

The Company has outstanding stock options under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 Plan”) and the KSW Inc. 2007 Stock Option Plan (“2007 Plan”).

In 1995, the Board of Directors of the Company adopted the 1995 Plan.  This plan enabled the Company to make incentive-based compensation awards to its employees, officers, directors and consultants.  On August 8, 2005, the Board of Directors extended the expiration date of the 526,667 outstanding options to December 2010

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(9)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

from December 2005, and increased the exercise price to $1.66 from $1.50. In addition, on August 8, 2005, the Company issued 80,000 options, at $1.66 per share, to an officer and three Directors.  The plan expired December 2005; therefore, no new options can be granted under this plan.

On January 1, 2006, the Company adopted FASB Statement No. 123-R, “Share-Based Payment” (“SFAS 123-R”).  SFAS 123-R requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant (pro forma disclosure is no longer an alternative to financial statement recognition).  The Company elected to adopt SFAS 123-R on the modified prospective method.

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

For the year ended December 31, 2006, the Company incurred compensation expense related to the vesting of stock options totaling approximately $54.

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

During 2007, the Company’s Board of Directors declared a 5% stock dividend which increased the total outstanding options to be issued under the Plan by 13,083.  During

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(9)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

2007, 192,916 stock options were exercised.  At December 31, 2007, outstanding options totaled 189,002 of which 7,000 were not vested.

During 2008, 43,501 stock options were exercised under the 1995 plan.  At December 31, 2008 there were 145,501 outstanding and fully vested options under the 1995 plan.

The 2007 Plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and Directors of the Company.  The primary purpose of the 2007 Plan is to reward and retain key employees.  No options have been issued to officers or employees under the 2007 Plan.  Under this plan the Company has issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share.  At December 31, 2008, there were 20,000 options outstanding of which 6,666 were vested under the 2007 Plan.

As of December 31, 2008, there is approximately $23 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 1.6 years.

Under both plans, options were granted to certain employees, executives and Directors at prices equal to the market value of the stock on the dates the options were issued.  The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date or the option and each vesting date.  The Company estimates the fair value of all stock option awards as of the date of the grant  by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(9)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

Changes that occurred in options outstanding during 2008, 2007 and 2006 for both plans are summarized below:

	Number of Shares	2008 Weighed Average Exercise Price	Number of Shares	2007 Weighed Average Exercise Price	Number of Shares	2006 Weighed Average Exercise Price

Outstanding at beginning of year	189,002	$1.58	368,835	$1.65	656,667	$1.65

Expired/ canceled	-		-		-

Effect of stock dividend	-		13,083		-

Granted	20,000	$6.95	-		-

Exercised	(43,501)	$1.58	(192,916)	$1.60	(287,832)	$1.65

Outstanding at end of year	165,501	$2.23	189,002	$1.58	368,835	$1.65

Exercisable at end of year	152,167	$1.81	182,002	$1.58	342,168	$1.65

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(9)	Stockholders’ equity – cont’d

(A)	Stock option plans- cont’d

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 20,000 grants in 2008:  dividend yield of 0%; expected volatility of 54.86%; risk-free interest rate of 3.265%; and expected lives of five years.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised under both plans during the years end December 31, 2008, 2007 and 2006 respectively, are as follows:

	2008	2007	2006

Proceeds from stock options exercised	$68	$309	$475

Tax benefits related to stock options exercised	$63	$356	$293

Intrinsic value of stock options exercised	$201	$790	$636

The following table summarizes information about stock options outstanding at December 31, 2008:

Exercise Price	Shares	Contractual Life

$1.58	126,000	1.9 years
$1.58	19,501	6.6 years
$6.95	20,000	8.6 years
Total	165,501

	Shares	Average Price	Term in Years	Intrinsic Value

Outstanding Options	165,501	$2.23	3.31	$218
Exercisable Options	152,167	$1.81	2.84	$178

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(9)	Stockholders’ equity – cont’d

(B)	Dividend distributions

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,258, and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

On May 8, 2007, the Company’s Board of Directors declared a 5% stock dividend pursuant to which 293,265 additional shares were issued on June 11, 2007 to shareholders of record as of May 24, 2007.  Cash was paid in lieu of issuing fractional shares based on the last sales price of the Company’s stock on the record date.

On May 8, 2006, the Company’s Board of Directors declared a special cash dividend of $.06 per share to shareholders of record as of May 24, 2006.  The aggregate amount of the dividend was $341 and such dividend was paid on June 15, 2006.

(C)	Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock.  As of December 31, 2008, no shares of preferred stock have been issued by the Company.

(D)	Treasury stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000 of the Company’s common stock on the open market.  As of December 31, 2008, the Company purchased 6,600 shares at a cost of $16.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(10)	Earnings per share

	2008	2007	2006

Net earnings	$4,239	$3,662	$3,108

Earnings per share – basic:
Weighted average shares outstanding during the year	6,278,555	6,162,034	5,950,455

Earnings per common share – basic	$.68	$.59	$.52

Earnings per share – diluted:
Weighted average shares outstanding during the year	6,278,555	6,162,034	5,950,445

Effect of stock option dilution	55,774	80,573	126,682

Total shares outstanding for purposes of calculating diluted earnings per share	6,334,329	6,242,607	6,077,127
Earnings per common shares and common share equivalent – diluted	$.67	$.59	$.51

(11)	Accumulated other comprehensive income (loss)

At December 31, 2008 and 2007, accumulated other comprehensive income and loss, which consists of net unrealized holding gains (losses) on available-for-sale securities, is as follows:

	2008	2007
Beginning balance	$27	$98
Current period change	(379)	(71)
Ending balance	$(352)	$27

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(12)	Commitments and contingencies

(A)	Performance and payment bonds

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

(B)	Operating lease

The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2008 as follows:

Year Ending
December 31,

2009	$100

Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $16.  The Company has exercised two options, each for a period of one year for the periods July 2004 through June 2005 and July 2005 through June 2006.  The Company also exercised a three-year option that extended the lease through June 2009 (See Note 18(c)).

Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $199, $195, and $191, respectively.

(C)	Operating lease- related party

The Company had an operating lease for rental of office, shop and warehouse space, which expired on December 31, 2002.  Prior to December 2008, the Company rented this space on a month-to-month basis at approximately $8.5 per month.  The Company purchased this building and adjacent yard in December 2008 for a total purchase price of $2,500.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(12)	Commitments and contingencies - cont’d

(C)	Operating lease- related party- cont’d

Rent expense, for the years ended December 31, 2008, 2007 and 2006, amounted to approximately, $97, $103 and $103, respectively.

(D)	Environmental regulation

The Company must comply with certain Federal, state and local regulations involving contract compliance as well as the disposal of certain toxins.  In management’s opinion, there are no environmental contingencies or violations of environmental laws or regulations, which would have a material adverse impact on the results of operations or on the Company’s financial condition.

(E)	Legal

Other Proposals and Claims.  During the course of its work on construction projects, the Company may incur expenses for work outside the scope of its contractual obligations, for which no acknowledgment of liability exists from the owner or general contractor for such additional work.  These claims may include change proposals for extra work or requests for an equitable adjustment to the Company’s contract price due to unforeseen disruptions to its work. In accordance with accounting principles generally accepted in the United States of America for the construction industry, until written acknowledgment of the validity of the claims are received, claim recoveries are not recognized in the accompanying financial statements.  No accruals have been made in the accompanying consolidated financial statements related to these proposals for which no acknowledgment of liability exists. While the Company has been generally successful in obtaining a favorable resolution of such claims, there is no assurance that the Company will be successful in the future.

(F)	Employment agreement

The Company’s Chief Executive Officer has a written employment agreement, which expires on December 31, 2009.  This agreement provides a base annual compensation of $450 based on a five-day work week, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur.  His estate is entitled to two months pay in the event of his death.  In addition, for the period January 1, 2006 through December 31, 2009, he will receive a bonus equal to 9.5% of the Company’s adjusted annual operating profits before taxes, which are in excess of $250.  For the years ended December 31, 2008, 2007 and 2006 bonus expense related to this

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(12)	Commitments and contingencies - cont’d

(F)	Employment agreement- cont’d

agreement was $733, $683 and $570, respectively.  At December 31, 2008, 2007 and 2006, accrued bonus payable included in the accompanying consolidated balance sheets related to this agreement was approximately $233, $683 and $570, respectively.

(13)	Credit facility

The Company has a line of credit facility from Bank of America, N.A. which provides borrowings for working capital purposes up to $2,000.  There have been no borrowings against this credit facility.  This facility expires on April 1, 2009, is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  (See Note 18(A)).

Advances bear interest, based on the Company’s option, at either the bank’s prime lending rate plus one percent per annum, or the London Interbank Offered Rate (“Libor”) plus two and one-half percent per annum.

(14)	Concentration risks

(A)	Labor concentrations

The Company’s direct labor is supplied primarily by one union through a collective bargaining agreement, which expires in June 2011.  Although the Company’s past experience was favorable with respect to resolving conflicting demands with unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

(B)	Contract revenue/significant customers

Revenues from the Company’s largest customers were approximately 27%, 16% and 11% of its contract revenue in 2008; 46%,  20%, and 13% of its contract revenue in 2007; and 40%, 18%, 10%, and 10% of its contract revenue in 2006.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(15)	Retirement plans

(A)	Profit-sharing/401(k) plan

The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan.  The Company may make discretionary contributions to the plan.  The total of employee contributions may not exceed Federal government limits.  The Company expensed approximately $89, $87 and $72 as a 25% matching contribution for the years ended December 31, 2008, 2007 and 2006, respectively.

(B)	Multiemployer pension plans

Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees.  These plans provide benefits based on union members’ earnings and periods of coverage under the respective plans.  The Company has expensed approximately $2,770,  $2,059 and $2,524 for the years ended December 31, 2008, 2007 and 2006, respectively, related to multi-employer pension plans for its union employees.

(16)	Backlog

At December 31, 2008, the Company had a backlog of approximately $62,500.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced (See Note 18(B)).

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(17)	Selected Quarterly Data (unaudited)

The following is unaudited selected quarterly data for the years ended December 31, 2008 and 2007:

	Year ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$20,491	$21,998	$25,527	$25,011	$93,027
Gross profit	$2,317	$3,162	$3,709	$2,929	$12,117
Net income	$840	$1,074	$1,321	$1,004	$4,239
Per share:
Basic	$.13	$.17	$.21	$.17	$.68
Diluted	$.13	$.17	$.21	$.16	$.67

Dividends	$-	$.20	$-	$-	$.20
Stock prices:
High	$7.04	$5.95	$5.19	$5.30
Low	$5.54	$4.61	$3.00	$1.79

	Year ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$17,991	$19,320	$21,027	$18,928	$77,266
Gross profit	$2,490	$2,808	$2,845	$2,352	$10,495
Net income	$898	$860	$964	$940	$3,662
Per share:
Basic	$.15	$.14	$.15	$.15	$.59
Diluted	$.15	$.14	$.15	$.15	$.59

Dividends	$-	$-	$-	$-	$-
Stock prices:
High	$7.69	$8.13	$8.65	$7.40
Low	$6.01	$6.23	$6.25	$5.76

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
 (in thousands, except share data)

(18)	Subsequent events

(A)	Line of Credit

On January 26, 2009, the Company extended the working capital credit facility with Bank of America, N.A for a term expiring April 1, 2010.

(B)	Backlog

The Company has received notice from the developer of three partially completed projects that it has terminated, for convenience, all of its trade contracts, effective March 6, 2009, due to financial considerations.  At December 31, 2008, these projects were approximately 25% complete.

(C)	Operating Lease

During March 2009, the Company and its landlord agreed to extend its operating lease for its Long Island City office space for an additional five years, with a tenant’s option to cancel after one year.

SCHEDULE II

KSW, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
000’s

Description	Balance at Beginning of year		Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of year

Year ended December 31, 2008 allowance for doubtful accounts and returns	$	-------	$	--------	$	-------	$	-------	$	-------

Year ended December 31, 2007 allowance for doubtful accounts and returns	$	…..	$	--------	$	-------	$	….	$	-------

Year ended December 31, 2006 allowance for doubtful accounts and returns		$200	$	--------	$	-------		$200	$	…

Year ended December 31, 2008 deferred income tax valuation allowance	$	-------	$	-------	$	-------	$	-------	$	-------

Year ended December 31, 2007 deferred income tax valuation allowance	$	-------	$	-------	$	-------	$	-------	$	-------

Year ended December 31, 2006 deferred income tax valuation allowance	$	.........	$	-------	$	-------	$	.........	$	-------

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of KSW, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

3.2
Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

10.1
Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-32865), filed with the Commission on March 30, 1999).

10.2
1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (Commission File No. 001-32865), filed with the Commission on November 24, 1995).

10.3
Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005).

10.4
Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.  (incorporated herein by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed on March 14, 2007).

10.5
Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 3, 2005, filed with the Commission on March 16, 2006).

10.6
Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7	Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A.

10.8	Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A.

10.9
KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of J.H. Cohn LLP

23.2	Consent of Marden, Harrison & Kreuter CPAs P.C.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.