Form 10-Q
period 2009-03-31
KSW INC
filed 2009-05-13
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 001-32865

KSW, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3191686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

37-16 23rd Street, Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)

718-361-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at May 7, 2009
Common stock, $.01 par value	6,235,125

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,329	$16,611
Marketable securities	1,216	1,223
Accounts receivable	20,048	19,448
Retainage receivable	8,824	9,097
Costs and estimated earnings in excess of billings on uncompleted contracts	378	229
Prepaid income taxes	358	326
Prepaid expenses and other receivables	649	349
Deferred income taxes	290	299
Total current assets	48,092	47,582
Property and equipment, net of accumulated depreciation and amortization of $2,213 and $2,173 at 3/31/09 and 12/31/08, respectively	2,744	2,778
Deferred income taxes and other	138	139
Total assets	$50,974	$50,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	15,442	14,442
Retainage payable	4,502	4,982
Accrued payroll and benefits	1,099	1,654
Accrued expenses	13	165
Billings in excess of costs and estimated earnings on uncompleted contracts	8,470	7,950
Total current liabilities	29,584	29,251
Mortgage payable, net of current portion	1,098	1,118
Total liabilities	30,682	30,369

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized 6,287,825 shares issued, 6,235,125 and 6,281,225 shared outstanding at 3/31/09 and 12/31/08, respectively	63	63
Additional paid-in capital	13,297	13,293
Retained earnings	7,429	7,142
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(357)	(352)
Less treasury stock at cost, 52,700 and 6,600 shares at 3/31/09 and 12/31/08, respectively	(140)	(16)
Total stockholders’ equity	20,292	20,130
Total liabilities and stockholders’ equity	$50,974	$50,499

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues	$19,706	$20,491
Cost of revenues	17,884	18,174
Gross profit	1,822	2,317

Selling, general and administrative expenses	1,402	1,308

Operating income	420	1,009

Other income:
Interest income, net	16	124

Income before provision for income taxes	436	1,133

Provision for income taxes	149	293
Net income	$287	$840
Earnings per common share:
Basic	$.05	$.13
Diluted	$.05	$.13

Weighted average common shares outstanding:
Basic	6,251,800	6,261,098
Diluted	6,282,560	6,324,415

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net income	$287	$840
Other comprehensive loss before income tax benefit:
Unrealized holding losses arising during the period	(9)	(119)
Less: reclassification adjustment for gains included in net income	-	-
Other comprehensive loss before income tax benefit	(9)	(119)
Income tax benefit related to items of other comprehensive loss	(4)	(54)
Other comprehensive loss, net of income tax benefit	(5)	(65)
Total comprehensive income	$282	$775

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2009	6,287,825	$63	$13,293	$7,142	$(352)	$(16)	$20,130
Net income	—	—		287	—	—	287
Amortization of share-based compensation	—	—	4	—	—	—	4
Purchase of treasury stock	—	—	—	—	—	(124)	(124)
Net unrealized losses on available-for-sale securities	—	—	—	—	(5)	—	(5)
Balances, March 31, 2009	6,287,825	$63	$13,297	$7,429	$(357)	$(140)	$20,292

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:	$287	$840
Net income
Adjustments to reconcile net income to cash used in operating activities:	41	20
Depreciation and amortization
Deferred income taxes	13	173
Tax benefits from exercise of stock options	—	(62)
Stock-based compensation expense related to stock option plan	4	2
Changes in operating assets and liabilities:	(600)	(2,115)
Accounts receivable
Retainage receivable	273	(1,766)
Costs and estimated earnings in excess of billings on uncompleted contracts	(149)	449
Prepaid expenses and other receivables	(300)	19
Prepaid income taxes	(32)	(15)
Accounts payable	1,000	2,453
Retainage payable	(480)	436
Accrued payroll and benefits	(555)	(692)
Accrued expenses	(152)	(175)
Billings in excess of costs and estimated earnings on uncompleted contracts	520	88
Income taxes payable	—	(5)
Net cash used in operating activities	(130)	(350)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(25)
Purchases of marketable securities	(2)	(15)
Net cash used in investing activities	(8)	(40)

Cash flows from financing activities:
Proceeds from exercise of employee stock option plan	—	57
Tax benefits from exercise of stock options	—	62
Repayment of mortgage payable	(20)	—
Purchase of treasury stock	(124)	—
Net cash (used in) provided by financing activities	(144)	119

Net decrease in cash and cash equivalents	(282)	(271)
Cash and cash equivalents, beginning of period	16,611	16,232
Cash and cash equivalents, end of period	$16,329	$15,961

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18	$2
Income taxes	$167	$136

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Basis of Presentation

KSW, Inc. and its Subsidiary, collectively the “Company”, furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York.  The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.  The Company considers itself to operate as one operating segment.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2009, and its results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2009 and 2008.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2009.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note (2) to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has made no significant changes to these policies during 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141-R”).  SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  The standard is effective for fiscal years beginning on or after December 15, 2008 and only impacts the accounting for acquisitions that are made after adoption.  The adoption of SFAS 141-R did not have an effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited.  SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141-R.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The adoption of SFAS 160 did not have an effect on the Company’s consolidated financial position or results of operations.

3.           Marketable Securities

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

SFAS 157 established a broad three level fair value hierarchy that prioritizes observable and unobservable inputs which are used to measure fair value.

The Company values mutual funds and marketable equity securities using market prices on active markets, which is Level 1 of the SFAS 157 fair value hierarchy.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Financial assets carried at fair value at March 31, 2009 are classified in the table below in one of the SFAS 157’s three broad categories.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,216,000	$—	$—	$1,216,000

4.	Stockholders’ Equity

 (A) Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  There are 145,501 outstanding options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees.  No options have been issued to officers or employees under the 2007 plan.  Under this plan, the Company has issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. At March 31, 2009, there were 20,000 options outstanding of which 6,666 were vested under the 2007 plan.

During the three months ended March 31, 2009, the Company incurred compensation expense related to the vesting of stock options totaling approximately $4,000.  There were no stock options issued or exercised during the quarter ended March 31, 2009.

 During the three months ended March 31, 2008, the Company incurred compensation expense related to the vesting of stock options totaling approximately $2,000.  During the quarter ended March 31, 2008, a director, an executive and an employee exercised an aggregate of 36,500 options.

As of March 31, 2009, there is approximately $19,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 1.4 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the quarter ended March 31, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	165,501	$2.23
Expired/canceled	—	—
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2009	165,501	$2.23	3.1	$102,000
Exercisable at March 31, 2009	152,167	$1.81	2.6	$72,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the quarters ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Proceeds from stock options exercised	$—	$57,000
Tax benefits related to stock options exercised	$—	$62,000
Intrinsic value of stock options exercised	$—	$143,000

(B)	Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009 of up to $1,000,000 of the Company’s common stock on the open market.  As of March 31, 2009, the Company purchased 52,700 shares of common stock at a cost of $140,000.

5.	Earnings per Share

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income	$287,000	$840,000

Earnings per share – basic:Weighted average shares outstanding during the period	6,251,800	6,261,098

Earnings per share - basic	$.05	$.13

Earnings per share – diluted:Weighted average shares outstanding during the period	6,251,800	6,261,098

Effect of stock option dilution	30,760	63,317

Total shares outstanding for purposes of calculating diluted earnings per share	6,282,560	6,324,415

Earnings per share – diluted	$.05	$.13

6.	Commitment and Contingencies

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

7.	Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements which will affect the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues for the quarter ended March 31, 2009 decreased by $785,000, or (3.8)% to $19,706,000, as compared to $20,491,000 for the quarter ended March 31, 2008.  This decrease in revenues was a result of the cancellation in March 2009 of three Upper West Side contracts which had been included in the Company’s backlog at December 31, 2008, as well as the suspension of work on two large projects during the fourth quarter of 2008.  All five contracts were cancelled or delayed by the owners due to the economic recession and credit crisis.  After the three Upper West Side contracts were terminated, the Company and its principal union worked with the owner to reduce costs through value engineering and work rule modifications.  As a result, the Company has been awarded new contracts for two of these cancelled Upper West Side projects.  The Company is hopeful that in the coming months, the third project can also be restored to the Company’s backlog.

As of March 31, 2009, the Company had backlog of approximately $38,300,000.  The contract values for the two cancelled Upper West Side projects, for which work will soon restart, are not included in the backlog at March 31, 2009. The owner of the Mount Sinai project has approved retaining the Company as trade manager for the construction phase of its project.  Although the Company has received a letter of intent, no contract has been issued for this project, currently valued at between $58 and $61 million, and the value for this project has not been included in the Company’s backlog.  Preliminary work is scheduled to commence in the later half of 2009 with construction scheduled to begin in 2010 and to last for approximately two years. Backlog also does not include two trade management projects for which preconstruction services are complete and the construction phases should start shortly. While final contract amounts have not yet been determined, the Company estimates that the aggregate contract value for these two trade management projects is approximately $10,000,000.

Approximately $3,000,000 of the March 31, 2009 backlog is not reasonably expected to be completed within the year ended December 31, 2009.  The projects discussed above and new contracts secured during 2009 will also increase 2009 revenues.  The amount of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.  The economic recession has impacted the number of private projects which the Company may pursue.  Therefore, the Company has begun aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2009, decreased by $290,000, or (1.6)% to $17,884,000, as compared to $18,174,000 for the quarter ended March 31, 2008.  The decrease in cost of revenues for the quarter ended March 31, 2009 as compared to March 31, 2008, is primarily associated with the decreased revenues.

During the quarter ended March 31, 2009, the Company reclassified to inventory approximately $400,000 of piping materials which were originally purchased for contracts which were later terminated.  This amount is included in the accompanying consolidated balance sheet under the caption “Prepaid expenses and other receivables”.

Gross Profit

Gross profit for the quarter ended March 31, 2009 was $1,822,000, or 9.2% of revenues, as compared to a gross profit of $2,317,000, or 11.3% of revenues, for the quarter ended March 31, 2008.  The decrease in gross profit for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, was primarily a result of lower revenues, as well as higher than anticipated costs incurred on several projects.  The Company has submitted claims on some of these projects to recoup some of these unanticipated costs.  In accordance with accounting principles generally accepted in the United States of America for the construction industry, the Company does not record any income from claims until the claims have been received or awarded.  While there is no assurance that these costs will be reimbursed, the Company believes its claims are meritorious.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2009 increased by $94,000, or 7.2% to $1,402,000, as compared to $1,308,000 for the quarter ended March 31, 2008.  This increase in SG&A for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, was primarily a result of increased employment costs.

Other Income

Other income for the quarter ended March 31, 2009 was $16,000, as compared to $124,000 for the quarter ended March 31, 2008.  This decrease was primarily a result of declines in the interest rates that investments were able to earn.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2009 was $149,000, as compared to the provision for income taxes of $293,000 for the quarter ended March 31, 2008.  The tax expense during the quarter ended March 31, 2008 was lower than the Company’s statutory tax rate as a result of the Company’s ability to utilize the Domestic Production Activities Deduction, a credit available to qualifying entities in the construction and other industries.

Net Income

As a result of the above mentioned items, the Company reported net income of $287,000, or $.05 per share-basic and diluted, for the quarter ended March 31, 2009, as compared to reported net income of $840,000, or $.13 per share-basic and diluted, for the quarter ended March 31, 2008.

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

As of March 31, 2009, total cash and cash equivalents was $16,329,000, a $368,000 increase from the $15,961,000 reported as of March 31, 2008.

Cash used in operations

Net cash used in operations was $130,000 for the quarter ended March 31, 2009, as compared to $350,000 for the quarter ended March 31, 2008.  Both periods were affected by the funding of projects, the payment of corporate income taxes and executive bonuses.

Cash used in investing activities

Net cash used in investing activities was $8,000 and $40,000 for the quarters ended March 31, 2009 and 2008, respectively.  The Company purchased property and equipment totaling $6,000 and $25,000 and marketable securities totaling $2,000 and $15,000 during the quarters ended March 31, 2009 and 2008, respectively.

Cash used in / provided by financing activities

Net cash used by financing activities during the quarter ended March 31, 2009 was $144,000.

Net cash provided by financing activities during the quarter ended March 31, 2008 was $119,000.

During the quarter ended March 31, 2008, an executive, an employee and a director exercised options to purchase an aggregate of 36,500 shares contributing cash proceeds of $57,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  As a result of adopting SFAS 123-R, $62,000 of excess tax benefits for the quarter ended March 31, 2008 have been classified as an operating cash outflow and a financing cash inflow.

During the quarter ended March 31, 2009, the Company purchased 46,100 shares of treasury stock at a cost of $124,000.

In addition, the Company repaid principal payments on its mortgage payable totaling $20,000 during the quarter ended March 31, 2009.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on April 1, 2010, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate plus one percent per annum (4.25% at March 31, 2009) or the London Inter-Bank Offered Rate (“LIBOR”) plus two and one-half percent per annum (2.98% at March  31, 2009).

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

Commitments

The Company currently has no significant capital expenditure commitments.

Surety

On some of its projects, the Company is required to provide a surety bond.  The Company obtains its surety bonds from Federal Insurance Company, a member of Chubb Group of Insurance Companies.  The Company’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The Company is contingently liable to the surety under a general indemnity agreement.  The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity that might result from the Company not having the financial capacity to complete projects.  Management believes the likelihood of the surety having to complete projects is remote.  The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties.  Management believes that all contingent liabilities will be satisfied by the Company’s performance on the specific bonded contracts involved.  The surety provides bonding solely at its discretion and the arrangement with the surety is an at-will arrangement subject to termination.

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At March 31, 2009, approximately $8,100,000 of the Company’s backlog of $38,300,000 is anticipated to be bonded.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be “critical” from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

See Note (7) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements

Certain statements contained in this report are not historical facts and constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These forward looking statements generally can be identified as statements that include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-

looking statements.  This document describes factors that could cause actual results to differ materially from expectations of the Company.  All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.  Such risks, uncertainties, and other important factors include, among others:  inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, cancellation, suspension or delay of projects by customers, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company’s control and other factors as are described in “ Part I, Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Forward-looking statements speak only as of the date of the document in which they are made.  Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.	QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments.  As of March 31, 2009, the Company has invested $1,216,000 in marketable securities.

ITEM 4.                  CONTROLS AND PROCEDURES

As of March 31, 2009, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.                RISK FACTORS

There have been no material changes related to risk factors from those items previously disclosed in the Company’s December 31, 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table set forth information regarding the shares of Common Stock purchased by the Company pursuant to its previously announced repurchase program during the first quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

January 2009	25,500	$2.70	32,100	$916,000
February 2009	20,600	$2.71	52,700	$860,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held at 2:00 PM on May 7, 2009 in New York, New York, for the purpose of (i) electing one Class II Director to serve until the annual meeting of stockholders in the year 2012; and (ii) ratifying the appointment of J.H. Cohn LLP, as independent registered public accounting firm for the fiscal year ending December 31, 2009.  Proxies were solicited from holders of 6,235,125 outstanding shares of Common Stock as of the close of business on March 10, 2009, as described in the Company’s Proxy Statement dated April 3, 2009.  The Board of Directors had nominated Innis O’Rourke, Jr. for re-election as a Class II Director.  Mr. O’Rourke passed away on April 29, 2009.  Pursuant to the Company’s Proxy Rules, if a nominated Director is unable to stand for re-election, the Board of Directors is authorized to select a substitute nominee.  At the regularly scheduled Board of Directors Meeting, at 11:00 AM on May 7, 2009, the Board of Directors nominated Edward T. La Grassa to run in place of Mr. O’Rourke.  At the Annual Meeting, Edward T. La Grassa was then elected as a Class II Director, and the appointment of J.H. Cohn LLP was ratified by the following votes:

(1)	To elect one Class II Director to serve until the annual meeting of stockholders in the year 2012.

	Votes For	Votes Witheld
Edward T. La Grassa	4,156,330	13,480

Floyd Warkol, Stanley Kreitman, Warren O. Kogan, and John Cavanagh continue to serve as directors of the Company after the Annual Meeting of Stockholders.  Mr. La Grassa was appointed to the Company’s Audit Committee by the Independent Directors.

(2)	To ratify the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Votes Abstained
4,165,052	4,126	632

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit 11 – Statement regarding Computation of Earnings per Share (see Note 5 to the Consolidated Financial Statements included elsewhere in this Report)

Exhibit 31.1 –  Certification of Chief Executive Officer required by Rule 13a-14(a)

Exhibit 31.2 – Certification of Chief Financial Officer required by Rule 13a-14(a)

Exhibit 32.1 – Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350

Exhibit 32.2 – Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

Date: May 12, 2009	By:	/s/ Richard W. Lucas
Richard W. Lucas
Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
11	Statement Regarding Computation of Earnings per Share(see Note 5 to the Consolidated Financial Statements included elsewhere in this Report)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350