Form 10-Q
period 2009-06-30
KSW INC
filed 2009-08-12
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class	August 12, 2009
Common stock, $.01 par value	6,235,125

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,932	$16,611
Marketable securities	1,371	1,223
Accounts receivable	17,427	19,448
Retainage receivable	7,724	9,097
Costs and estimated earnings in excess of billings on uncompleted contracts	751	229
Prepaid income taxes	500	326
Prepaid expenses and other receivables	483	349
Deferred income taxes	290	299
Total current assets	44,478	47,582
Property and equipment, net of accumulated depreciation and amortization of $2,255 and $2,173 at 6/30/09 and 12/31/08, respectively	2,757	2,778
Deferred income taxes and other	63	139
Total assets	$47,298	$50,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	14,000	14,442
Retainage payable	4,007	4,982
Accrued payroll and benefits	1,048	1,654
Accrued expenses	288	165
Billings in excess of costs and estimated earnings on uncompleted contracts	6,932	7,950
Total current liabilities	26,333	29,251
Mortgage payable, net of current portion	1,084	1,118
Total liabilities	27,417	30,369

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized 6,287,825 shares issued, 6,235,125 and 6,281,225 shares outstanding at 6/30/09 and 12/31/08, respectively	63	63
Additional paid-in capital	13,302	13,293
Retained earnings	6,928	7,142
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(272)	(352)
Less treasury stock at cost, 52,700 and 6,600 shares at 6/30/09 and 12/31/08, respectively	(140)	(16)
Total stockholders' equity	19,881	20,130
Total liabilities and stockholders' equity	$47,298	$50,499

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenues	$16,621	$21,998	$36,327	$42,489
Cost of revenues	15,066	18,836	32,950	37,010
Gross profit	1,555	3,162	3,377	5,479
Selling, general and administrative expenses	1,357	1,343	2,759	2,651
Operating income	198	1,819	618	2,828

Other income:
Interest income, net	4	82	20	206
Income before provision for income taxes	202	1,901	638	3,034

Provision for income taxes	79	827	228	1,120
Net income	$123	$1,074	$410	$1,914
Earnings per common share:
Basic	$.02	$.17	$.07	$.31
Diluted	$.02	$.17	$.07	$.30
Weighted average common shares outstanding:
Basic	6,235,125	6,284,325	6,244,654	6,271,552
Diluted	6,266,637	6,340,461	6,287,509	6,330,019

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (in thousands)
(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net income	$123	$1,074	$410	$1,914
Other comprehensive income (loss) before income tax (benefit):
Unrealized holding gains (losses) arising during the period	153	10	144	(109)
Less: reclassification adjustment for gains included in net income	-	-	-	-
Other comprehensive income (loss) before income tax (benefit)	153	10	144	(109)
Income tax (benefit) related to items of other comprehensive income (loss)	68	4	64	(50)
Other comprehensive income (loss), net of income tax (benefit)	85	6	80	(59)
Total comprehensive income	$208	$1,080	$490	$1,855

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balances, January 1, 2009	6,287,825	$63	$13,293	$7,142	$(352)	$(16)	$20,130

Net income	-	-		410	-	-	410

Cash dividend - $.10 per share	-	-	-	(624)	-		(624)

Amortization of share-based compensation	-	-	9	-	-	-	9
Purchase of treasury stock	-	-	-	-	-	(124)	(124)
Net unrealized gains on available-for- sale securities	-	-	-	-	80	-	80
Balances, June 30, 2009	6,287,825	$63	$13,302	$6,928	$(272)	$(140)	$19,881

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income	$410	$1,914
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	84	41
Deferred income taxes	19	161
Tax benefits from exercise of stock options	-	(62)
Gain on sale of fixed asset	-	(3)
Stock-based compensation expense related to stock option plan	9	17
Changes in operating assets and liabilities:
Accounts receivable	2,021	(4,575)
Retainage receivable	1,373	(1,141)
Costs and estimated earnings in excess of billings on uncompleted contracts	(522)	312
Prepaid income taxes	(174)	(300)
Prepaid expenses and other receivables	(134)	(208)
Accounts payable	(1,066)	3,394
Retainage payable	(975)	157
Accrued payroll and benefits	(606)	(365)
Accrued expenses	123	98
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,018)	1,678
Income taxes payable	-	(5)
Net cash (used in) provided by operating activities	(456)	1,113

Cash flows from investing activities:
Purchases of property and equipment	(61)	(82)
Proceeds from sale of property and equipment	-	11
Purchases of marketable securities	(4)	(28)
Net cash used in investing activities	(65)	(99)

Cash flows from financing activities:
Proceeds from exercise of employee stock option plan	-	68
Dividends paid	-	(1,258)
Repayment of mortgage payable	(34)	-
Purchase of treasury stock	(124)	-
Tax benefits from exercise of stock options	-	62
Net cash used in financing activities	(158)	(1,128)

Net decrease in cash and cash equivalents	(679)	(114)
Cash and cash equivalents, beginning of period	16,611	16,232
Cash and cash equivalents, end of period	$15,932	$16,118

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$34	$4
Income taxes	$382	$1,267

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2009, and its results of operations and comprehensive income for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2009.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note 2 to the  consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has made no significant changes to these policies during 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141-R”).  SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  SFAS 141-R is effective for fiscal years beginning on or after December 15, 2008 and only impacts the accounting for acquisitions that are made after adoption.  The adoption of SFAS 141-R did not have an effect on the Company’s consolidated financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statement were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods after June 15, 2009.  Management has evaluated events and transactions through August 12, 2009, the date the financial statements were issued and filed with the Security and Exchange Commission.  No events or transactions have occurred subsequent to June 30, 2009 through August 12, 2009 that would have a material impact on the financial statements as of June 30, 2009.

3.	Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop estimated fair values.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, reasonably approximate their fair values.

The fair value of the Company’s mortgage payable, which is not traded in the market, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturity and the terms of the debt.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009.

4.	Marketable Securities

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

Financial assets carried at fair value at June 30, 2009 are classified in the table below in one of the SFAS 157’s three broad categories.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,371,000	$-	$-	$1,371,000

5.	Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  There are 145,501 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees.  No options have been issued to officers or employees under the 2007 plan. Under this plan, the Company previously issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At June 30, 2009, there were 40,000 options outstanding of which 6,666 were vested under the 2007 plan.

In addition, during the three and six months ended June 30, 2009, the Company incurred compensation expense related to the vesting of stock options totaling approximately $5,000 and $9,000, respectively.  There were no stock options exercised during the three and six months ended June 30, 2009.

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

As of June 30, 2009, there is approximately $41,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 2.9 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	165,501	$2.23
Expired/canceled	-	-
Granted	20,000	$2.61
Exercised	-	-
Outstanding at June 30, 2009	185,501	$2.27	3.6	$231,000
Exercisable at June 30, 2009	152,167	$1.81	2.4	$140,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Proceeds from stock options exercised	$-	$11,000	$-	$68,000
Tax benefits related to stock options exercised	$-	$-	$-	$62,000
Intrinsic value of stock options exercised	$-	$24,000	$-	$201,000

(B)	Dividend

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $624,000, and was paid on July 17, 2009 to stockholders of record as of June 29, 2009.  This amount has been accrued in the accompanying consolidated financial statements under the caption “Accounts payable”.

(C)	Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009 of up to $1,000,000 of the Company’s common stock on the open market.  During the period of this repurchase program, the Company purchased 52,700 shares of common stock at a cost of $140,000.

6.	Earnings per Share

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income	$123,000	$1,074,000	$410,000	$1,914,000
Earnings per share – basic:
Weighted average shares outstanding during the period	6,235,125	6,284,325	6,244,654	6,271,552
Earnings per share - basic	$.02	$.17	$.07	$.31
Earnings per share – diluted:
Weighted average shares outstanding during the period	6,235,125	6,284,325	6,244,654	6,271,552
Effect of stock option dilution	31,512	56,136	42,855	58,467
Total shares outstanding for purposes of calculating diluted earnings per share	6,266,637	6,340,461	6,287,509	6,330,019
Earnings per share – diluted	$.02	$.17	$.07	$.30

For the three months ended June 30, 2009 and 2008, 153,989 and 109,365 potentially dilutive securities, respectively, have been excluded from the calculation of net income per share since the effects of such potentially dilutive securities would be anti-dilutive because the exercise price of these outstanding stock options was greater than the market price the Company’s stock traded on the open market at June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, 142,646 and 107,034 potentially dilutive securities, respectively, have been excluded from the calculation of net income per share since the effects of such potentially dilutive securities would be anti-dilutive because the exercise price of these outstanding stock options was greater than the market price the Company’s stock traded on the open market at June 30, 2009 and 2008.

7.	Commitment and Contingencies

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

8.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “The Accounting for Transfers of Financial Assets – an Amendment of FASB Statement 140” (“SFAS 166”), which clarifies circumstances under which a transferor has surrendered control and, thus, should remove the asset together with any related liabilities from its balance sheet.  SFAS 166 is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption of SFAS 166 to have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”), which modifies the analysis required to identify controlling financial interest in variable interest entities.  SFAS 167 is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption of SFAS 167 to have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, FASB issued SFAS No. 168 “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative non-governmental U.S. generally accepted accounting principles.  The codification is effective for interim and annual periods ending after September 16, 2009.  All existing accounting standards documentation is superseded. All other accounting literature not included in the codification is non authoritative.  The codification is effective for interim and annual periods ending after September 15, 2009.  The Company is in the process of evaluating the effect, if any, the adoption of SFAS 168 will have on disclosure in the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues for the quarter ended June 30, 2009 decreased by $5,377,000, or (24.4) % to $16,621,000, as compared to $21,998,000 for the quarter ended June 30, 2008.  Total revenues for the six months ended June 30, 2009 decreased by $6,162,000, or (14.5)%, to $36,327,000, as compared to $42,489,000 for the six months ended June 30, 2008.  This decrease was a result of the current economic recession.

As of June 30, 2009, the Company had backlog of approximately $39,400,000.  The owner of the Mount Sinai project has approved retaining the Company as trade manager for the construction phase of its project.  Although the Company has received a letter of intent, no contract has been issued for this project, currently valued at $52,000,000, and the value for this project has not been included in the Company’s June 30, 2009 backlog.  Preliminary work is scheduled to begin in 2010 and last for approximately two years.

The June 30, 2009 backlog also does not include the Company’s participation in a joint venture which was the apparent low bidder on a contract with The Port Authority of NY & NJ to construct a chiller plant at the new World Trade Center site.  The contract for this new plant is valued at approximately $46,000,000.

Approximately $26,000,000 of the June 30, 2009 backlog is not reasonably expected to be completed within the year ending December 31, 2009.  The projects discussed above and any other new contracts secured during 2009 may also increase 2009 revenues.  The amount of backlog not reasonably expected to be completed in the year ending December 2009 is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.  The economic recession has impacted the number of private projects, which the Company may pursue.  Therefore, the Company has begun aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.

Cost of Revenues

Cost of revenues for the quarter ended June 30, 2009 decreased by $3,770,000, or (20.0)% to $15,066,000, as compared to $18,836,000 for the quarter ended June 30, 2008.  Cost of revenues for the six months ended June 30, 2009 decreased by $4,060,000, or (11.0)% to $32,950,000, as compared to $37,010,000 for the six months ended June 30, 2008.  The decreases in cost of revenues for the quarter and six months ended June 30, 2009, as compared to the same periods in 2008, were primarily associated with the decreased revenues.

During the first quarter of 2009, the Company reclassified to inventory approximately $400,000 of piping materials which were originally purchased for contracts which were later terminated.  During the second quarter of 2009, this inventory was utilized and charged to ongoing projects.

Gross Profit

Gross profit for the quarter ended June 30, 2009, was $1,555,000, or 9.4% of revenues, as compared to gross profit of $3,162,000, or 14.4% of revenues for the quarter ended June 30, 2008.

Gross profit for the six months ended June 30, 2009 was $3,377,000, or 9.3% of revenues, as compared to gross profit of $5,479,000, or 12.9% of revenues for the six months ended June 30, 2008.

The decrease in gross profit for the quarter and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily a result of lower revenues, as well as higher than anticipated costs incurred on several projects.  The Company has submitted claims on some of these projects to recoup some of these unanticipated costs.  In accordance with accounting principles generally accepted in the United States of America for the construction industry, the Company does not record any income from claims until the claims have been received or awarded. While there is no assurances that these costs will be reimbursed, the Company believes its claims are meritorious.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2009 increased by $14,000, or 1.0% to $1,357,000, as compared to $1,343,000 for the quarter ended June 30, 2008.  SG&A for the six months ended June 30, 2009 increased by $108,000 or 4.1% to $2,759,000, as compared to $2,651,000 for the six months ended June 30, 2008.

SG&A remained constant during the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008.

The increase in SG&A for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily related to increased employment costs and computer consulting costs.

Other Income

Other income, which is primarily interest income, for the quarter ended June 30, 2009 was $4,000, as compared to $82,000 for the quarter ended June 30, 2008.  Other income for the six months ended June 30, 2009 was $20,000, as compared to $206,000 for the six months ended June 30, 2008.  The decreases in other income for the quarter and six months ended June 30, 2009, as compared to the same periods in 2008, were primarily due to a reduction in the interest rates that investments were able to earn.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2009 was $79,000, as compared to the provision for income taxes of $827,000 for the quarter ended June 30, 2008.  The provision for income taxes for the six months ended June 30, 2009 was $228,000, as compared to a provision for income taxes of $1,120,000 for the six months ended June 30, 2008.

Net Income

As a result of the above mentioned items, the Company reported net income of $123,000, or $.02 per share-basic and diluted for the quarter ended June 30, 2009, as compared to reported net income of $1,074,000, or $.17 per share-basic and diluted for the quarter ended June 30, 2008.

For the six months ended June 30, 2009, the Company reported net income of $410,000, or $.07 per share-basic and diluted, as compared to reported net income of $1,914,000, or $.31 per share-basic and $.30 per share-diluted for the six months ended June 30, 2008.

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

As of June 30, 2009, total cash and cash equivalents was $15,932,000, a $186,000 decrease from the $16,118,000 reported as of June 30, 2008.

Cash used in/ provided by operations

Net cash used in operations was $456,000 for the six months June 30, 2009.  Net cash provided by operations was $1,113,000 for the six months ended June 30, 2008.  Both periods were affected by the funding of projects as well as the payment of corporate income taxes and executive bonuses.

Cash used in investing activities

Net cash used in investing activities was $65,000 and $99,000 for the six months ended June 30, 2009 and 2008, respectively.  The Company purchased property and equipment totaling $61,000 and $82,000 and marketable securities totaling $4,000 and $28,000 during the six months ended June 30, 2009 and 2008, respectively.  In addition, during the six months ended June 30, 2008, the Company received proceeds from the sale of property and equipment totaling $11,000.

Cash used in financing activities

Net cash used in financing activities was $158,000 for the six months ended June 30, 2009, as compared to $1,128,000 for the six months ended June 30, 2008.

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $624,000.  This amount was paid on July 17, 2009 and therefore was not included in the cash flows from financing activities in the accompanying consolidated statement of cash flows for the period ended June 30, 2009.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,258,000 and was paid on June 17, 2008 to stockholders of record as of May 26, 2008.

During the six months ended June 30, 2008, two executives, an employee and a director exercised options to purchase an aggregate of 43,501 shares contributing cash proceeds of $68,000 to the Company.

Prior to adopting SFAS 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123-R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  As a result of adopting SFAS 123-R, $62,000 of excess tax benefits for the six months ended June 30, 2008 have been classified as an operating cash outflow and a financing cash inflow.

During the six months ended June 30, 2009, the Company purchased 46,100 shares of treasury stock at a cost of $124,000.

In addition, the Company repaid principal payments on its mortgage payable totaling $34,000 during the six months ended June 30, 2009.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on April 1, 2010, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate plus one percent per annum (4.25% at June 30, 2009) or the London Inter-Bank Offered Rate (“LIBOR”) plus two and one-half percent per annum (2.8% at June 30, 2009).

Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company’s business, properties or financial condition, a default in payment on the line of credit, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts.  The line of credit must be paid in full at the end of the term.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At June 30, 2009, approximately $13,900,000 of the Company’s backlog of $39,400,000 is anticipated to be bonded.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be “critical” from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

See Note 8 to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

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

The Company does not utilize futures, options or other derivative instruments.  As of June 30, 2009, the Company has invested $1,371,000 in marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2009, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes related to risk factors from those items previously disclosed in the Company’s December 31, 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, the Company did not purchase any shares pursuant to its previously announced repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On June 2, 2009, the Board of Directors declared a cash dividend of $.10 per share, payable on July 17, 2009, to stockholders of record as of June 29, 2009.

ITEM 6.	EXHIBITS

Exhibit 11 – Statement regarding Computation of Earnings per Share (see Note 6 to the Consolidated Financial Statements included elsewhere in this Report)

Exhibit 31.1 – Certification of Chief Executive Officer required by Rule 13a-14(a)

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

KSW, INC.

Date: August 12, 2009	/s/ Richard W. Lucas
Richard W. Lucas Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
11	Statement Regarding Computation of Earnings per Share (see Note 6 to the Consolidated Financial Statements included elsewhere in this Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350