Form 10-Q
period 2009-09-30
KSW INC
filed 2009-11-13
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
    Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    Yes ☐       No☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Outstanding at
Class	November 12, 2009
Common stock, $.01 par value	6,235,125

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,418	$16,611
Marketable securities	1,564	1,223
Accounts receivable	14,389	19,448
Retainage receivable	7,047	9,097
Costs and estimated earnings in excess of
billings on uncompleted contracts	705	229
Prepaid income taxes	301	326
Prepaid expenses and other receivables	374	349
Deferred income taxes	136	299
Total current assets	39,934	47,582
Property and equipment, net of accumulated
depreciation and amortization of $2,255 and $2,173
at 9/30/09 and 12/31/08, respectively	2,731	2,778
Deferred income taxes and other	125	139
Total assets	$42,790	$50,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	10,130	14,442
Retainage payable	3,665	4,982
Accrued payroll and benefits	1,150	1,654
Accrued expenses	198	165
Billings in excess of costs and estimated
earnings on uncompleted contracts	6,265	7,950
Total current liabilities	21,466	29,251
Mortgage payable, net of current portion	1,069	1,118
Total liabilities	22,535	30,369

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares
authorized 6,287,825 shares issued,
6,235,125 and 6,281,225 shares outstanding at 9/30/09
and 12/31/08, respectively	63	63
Additional paid-in capital	13,307	13,293
Retained earnings	7,192	7,142
Accumulated other comprehensive loss	(167)	(352)
Less treasury stock at cost, 52,700 and 6,600
shares at 9/30/09 and 12/31/08, respectively	(140)	(16)
Total stockholders' equity	20,255	20,130
Total liabilities and stockholders' equity	$42,790	$50,499

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except share and per share data)
(unaudited)

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008

Revenues	$13,181	$25,527	$49,508	$68,016
Cost of revenues	11,439	21,818	44,389	58,828

Gross profit	1,742	3,709	5,119	9,188

Selling, general and administrative expenses	1,285	1,496	4,044	4,147
Operating income	457	2,213	1,075	5,041

Other income:
Gain on sales of marketable securities	-	14	-	14
Foreign currency transaction	19	-	19	-
Interest expense	(17)	(3)	(51)	(6)
Interest income	16	83	70	292
Total other income	18	94	38	300

Income before provision for income taxes	475	2,307	1,113	5,341

Provision for income taxes	211	986	439	2,106

Net income	$264	$1,321	$674	$3,235

Earnings per common share:
Basic	$.04	$.21	$.11	$.52

Diluted	$.04	$.21	$.11	$.51

Weighted average common shares outstanding:
Basic	6,235,125	6,287,825	6,244,654	6,276,434
Diluted	6,277,115	6,341,282	6,285,260	6,333,594

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  (in thousands)
(unaudited)

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008

Net income	$264	$1,321	$674	$3,235

Other comprehensive income (loss) before income tax (benefit):

Unrealized holding gains (losses) arising during the period	190	(237)	334	(344)

Less: reclassification adjustment for gains included in net income	-	(14)	-	(14)

Other comprehensive income (loss) before income tax (benefit)	190	(251)	334	(358)

Income tax (benefit) related to items of other comprehensive income (loss)	85	(113)	149	(161)

Other comprehensive income (loss), net of income tax (benefit)	105	(138)	185	(197)

Total comprehensive income	$369	$1,183	$859	$3,038

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balances, January 1, 2009	6,287,825	$63	$13,293	$7,142	$(352)	$(16)	$20,130

Net income	-	-		674	-	-	674

Cash dividend - $.10 per share	-	-	-	(624)	-		(624)

Amortization of share-based compensation	-	-	14	-	-	-	14

Purchase of treasury stock	-	-	-	-	-	(124)	(124)

Net unrealized gains on available-for-sale securities	-	-	-	-	185	-	185

Balances, September 30, 2009	6,287,825	$63	$13,307	$7,192	$(167)	$(140)	$20,255

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008
Cash flows from operating activities: Net income	$674	$3,235
Adjustments to reconcile net income to cash (used in) provided by operating activities: Depreciation and amortization	129	63
Deferred income taxes	25	194
Tax benefits from exercise of stock options	-	(62)
Gain on sale of fixed asset	-	(3)
Gain on sale of marketable securities	-	(14)
Stock-based compensation expense related to stock option plan	14	21
Changes in operating assets and liabilities: Accounts receivable	5,059	(5,995)
Retainage receivable	2,050	(2,550)
Costs and estimated earnings in excess of billings on uncompleted contracts	(476)	213
Prepaid income taxes	25	(92)
Prepaid expenses and other receivables	(25)	(113)
Other	-	(20)
Accounts payable	(4,312)	2,977
Retainage payable	(1,317)	1,574
Accrued payroll and benefits	(504)	383
Accrued expenses	33	66
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,685)	2,529
Income taxes payable	-	(5)
Net cash (used in) provided by operating activities	(310)	2,401

Cash flows from investing activities: Purchases of property and equipment	(79)	(108)
Proceeds from sale of marketable securities	-	18
Proceeds from sale of property and equipment	-	11
Purchases of marketable securities	(7)	(31)
Net cash used in investing activities	(86)	(110)

Cash flows from financing activities: Proceeds from exercise of employee stock option plan	-	68
Dividends paid	(624)	(1,258)
Repayment of mortgage payable	(49)	-
Purchase of treasury stock	(124)	-
Tax benefits from exercise of stock options	-	62
Net cash used in financing activities	(797)	(1,128)

Net (decrease) increase in cash and cash equivalents	(1,193)	1,163

Cash and cash equivalents, beginning of period	16,611	16,232
Cash and cash equivalents, end of period	$15,418	$17,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$51	$6
Income taxes	$382	$2,046

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2009, its results of operations and comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2009.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has made no significant changes to these policies during 2009.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure consistent reporting of financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes include references to the FASB Accounting Standards CodificationTM sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards are no longer being issued by the FASB.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, which is now a subtopic within FASB ASC 805 “Business Combinations”. FASB ASC 805-10 changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  It is effective for fiscal years beginning on or after December 15, 2008 and only impacts the accounting for acquisitions that are made after adoption.  The adoption of FASB ASC 805-10 did not have an effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”, which is now a subtopic within FASB ASC 810-10 “Consolidation”.  FASB ASC 810-10 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited.  FASB ASC 810-10 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated income statement.  It also amends certain consolidation procedures for consistency with the requirements of FASB ASC 805.  FASB ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The adoption of FASB ASC 810-10 did not have an effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is now a subtopic within FASB ASC 855 “Subsequent Events”.  It is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is whether that date represents the date the financial statement were issued or were available to be issued.  It is effective for interim or annual financial periods after June 15, 2009.  Management has evaluated events and transactions through November 12, 2009, the date the financial statements were issued and filed with the Security and Exchange Commission.  No events or transactions have occurred subsequent to September 30, 2009 through November 12, 2009 that would have a material impact on the financial statements as of September 30, 2009.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009.

4.	Marketable Securities

FASB ASC 820-10, “Fair Value Measurements”, established a broad three level fair value hierarchy that prioritizes observable and unobservable inputs which are used to measure fair value.

The Company values mutual funds and marketable equity securities using market prices on active markets, which is Level 1 of the FASB ASC 820-10 fair value hierarchy.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Financial assets carried at fair value at September 30, 2009 are classified in the table below in one of three broad categories.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,564,000	$-	$-	$1,564,000

5.	Construction Joint Venture

During the third quarter of 2009, a joint venture in which the Company has a 50 percent ownership interest, was awarded a $46 million contract for the construction of a chiller plant at the World Trade Center site.  The agreement provides that each partner will share equally any gains or losses resulting from the project.  If the other partner is unable to perform its work, the Company would be fully liable to do so under the joint venture’s contract with the Port Authority of New York and New Jersey.  The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.  Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include  the other partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, or additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to in the joint venture agreement, or if the partner failed to pay its subcontractors and suppliers.

The Company accounts for its share of the operations of the construction joint venture on a pro rata basis in the consolidated statements of income and as a single line item in future consolidated balance sheets entitled “Advances to and Equity in Joint Venture”.

6.	Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan. At September 30, 2009 and 2008 there were 145,501 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees.  No options have been issued to officers or employees under the 2007 plan. Under this plan, the Company previously issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At September 30, 2009, there were 40,000 options outstanding of which 13,333 were vested under the 2007 plan.

In addition, during the three and nine months ended September 30, 2009, the Company incurred compensation expense related to the vesting of stock options totaling approximately $5,000 and $14,000, respectively.  There were no stock options exercised during the three and nine months ended September 30, 2009.

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

As of September 30, 2009, there is approximately $35,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 2.6 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	165,501	$2.23
Expired/canceled	-	-
Granted	20,000	$2.61
Exercised	-	-
Outstanding at Sept. 30, 2009	185,501	$2.27	3.3	$392,000
Exercisable at Sept. 30, 2009	158,834	$2.03	2.3	$289,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008
Proceeds from stock options exercised	$-		$-	$68,000

Tax benefits related to stock options exercised	$-	$-	$-	$62,000

Intrinsic value of stock options exercised	$-	$-	$-	$201,000

(B)           Dividend

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $624,000, and was paid on July 17, 2009 to stockholders of record as of June 29, 2009.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,258,000, and was paid on June 17, 2008 to stockholders of record as of May 26, 2008.

(C)           Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009 of up to $1,000,000 of the Company’s common stock on the open market.  During the period of this repurchase program, the Company purchased 52,700 shares of common stock at a cost of $140,000.

7.	Earnings per Share

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008

Net income	$264,000	$1,321,000	$674,000	$3,235,000

Earnings per share – basic: Weighted average shares outstanding during the period	6,235,125	6,287,825	6,244,654	6,276,434

Earnings per share - basic	$.04	$.21	$.11	$.52

Earnings per share – diluted: Weighted average shares outstanding during the period	6,235,125	6,287,825	6,244,654	6,276,434

Effect of stock option dilution	41,990	53,457	40,606	57,160

Total shares outstanding for purposes of calculating diluted earnings per share	6,277,115	6,341,282	6,285,260	6,333,594

Earnings per share – diluted	$.04	$.21	$.11	$.51

For the three months ended September 30, 2009 and 2008, 143,511 and 112,044 potentially dilutive securities, respectively, have been excluded from the calculation of net income per share since the effects of such potentially dilutive securities would be anti-dilutive.

For the nine months ended September 30, 2009 and 2008, 144,895 and 108,341 potentially dilutive securities, respectively, have been excluded from the calculation of net income per share since the effects of such potentially dilutive securities would be anti-dilutive.

8.	Commitment and Contingencies

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

9.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “The Accounting for Transfers of

Financial Assets – an Amendment of FASB Statement 140”, currently included in FASB ASC 860, which clarifies circumstances under which a transferor has surrendered control and, thus, should remove the asset together with any related liabilities from its balance sheet.  It is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption to have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”, currently included in FASB ASC 810, which modifies the analysis required to identify controlling financial interest in variable interest entities.  It is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption to have a material effect on the Company’s consolidated financial statements and related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues for the quarter ended September 30, 2009 decreased by $12,346,000, or (48.4)% to $13,181,000, as compared to $25,527,000 for the quarter ended September 30, 2008.  Total revenues for the nine months ended September 30, 2009 decreased by $18,508,000, or (27.2)%, to $49,508,000, as compared to $68,016,000 for the nine months ended September 30, 2008.  This decrease was a result of the economic recession and credit crisis which led to the cancellation of several projects this past December.

As of September 30, 2009, the Company had backlog of approximately $134,300,000.

Approximately $119,600,000 of the September 30, 2009 backlog is not reasonably expected to be completed within the year ending December 31, 2009.  New contracts secured during 2009 may also increase 2009 revenues.  The amount of backlog not reasonably expected to be completed in the year ending December 2009 is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.  The economic recession has impacted the number of available private projects that the Company may pursue.  Therefore, the Company is aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.  During the third quarter of 2009, the Company received awards of contracts for chiller plants at the new World Trade Center (awarded to the Company’s joint venture discussed under Note 5 to the accompanying consolidated financial statements) and at the Brookhaven National Laboratory.

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2009 decreased by $10,379,000, or (47.6)%, to $11,439,000, as compared to $21,818,000 for the quarter ended September 30, 2008.  Cost of revenues for the nine months ended September 30, 2009 decreased by $14,439,000, or (24.5)%, to $44,389,000, as compared to $58,828,000 for the nine months ended September 30, 2008.  The decreases in cost of revenues for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008, were primarily associated with the decreased revenues.

Gross Profit

Gross profit for the quarter ended September 30, 2009, was $1,742,000, or 13.2% of revenues, as compared to gross profit of $3,709,000, or 14.5% of revenues, for the quarter ended September 30, 2008.

Gross profit for the nine months ended September 30, 2009 was $5,119,000, or 10.3% of revenues, as compared to gross profit of $9,188,000, or 13.5% of revenues, for the nine months ended September 30, 2008.

The decrease in gross profit for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily a result of lower revenues, as well as higher than anticipated costs incurred on several projects.  The Company has submitted claims on some of these projects to recoup some of these unanticipated costs.  In accordance with accounting principles generally accepted in the United States of America for the construction industry, the Company does not record any income from claims until the claims have been received or awarded. While there is no assurance that these costs will be reimbursed, the Company believes its claims are meritorious.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2009 decreased by $211,000, or (14.1)%, to $1,285,000, as compared to $1,496,000 for the quarter ended September 30, 2008.  SG&A for the nine months ended September 30, 2009 decreased by $103,000 or (2.5)%, to $4,044,000, as compared to $4,147,000 for the nine months ended September 30, 2008.

The decrease in SG&A for the three and nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily related to decreases in employment and office costs.

Other Income

Other income for the quarter ended September 30, 2009 was $18,000, as compared to $94,000 for the quarter ended September 30, 2008.  Other income for the nine months ended September 30, 2009 was $38,000, as compared to $300,000 for the nine months ended September 30, 2008.  The decreases in other income for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008, were primarily due to a reduction in the interest rates that investments were able to earn, a foreign currency transaction gain and an increase in interest expense related to the Company’s mortgage on its Bronx, New York facility.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2009 was $211,000,

as compared to the provision for income taxes of $986,000 for the quarter ended September 30, 2008.  The provision for income taxes for the nine months ended September 30, 2009 was $439,000, as compared to a provision for income taxes of $2,106,000 for the nine months ended September 30, 2008.

Net Income

As a result of the above mentioned items, the Company reported net income of $264,000, or $.04 per share-basic and diluted, for the quarter ended September 30, 2009, as compared to reported net income of $1,321,000, or $.21 per share-basic and diluted, for the quarter ended September 30, 2008.

For the nine months ended September 30, 2009, the Company reported net income of $674,000, or $.11 per share-basic and diluted, as compared to reported net income of $3,235,000, or $.52 per share-basic and $.51 per share-diluted, for the nine months ended September 30, 2008.

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

As of September 30, 2009, total cash and cash equivalents was $15,418,000, a $1,977,000 decrease from the $17,395,000 reported as of September 30, 2008.

Cash used in/ provided by operations

Net cash used in operations was $310,000 for the nine months September 30, 2009.  Net cash provided by operations was $2,401,000 for the nine months ended September 30, 2008.  Both periods were affected by the timing of cash receipts received from owners and construction managers, by the Company funding its projects as well as the payment of corporate income taxes and executive bonuses. Cash used in operations for the nine months ended September 30, 2009 was also affected by lower revenues which contributed to lower cash receipts received during the period, as compared to the same period in 2008.

Cash used in investing activities

Net cash used in investing activities was $86,000 and $110,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Company purchased property and equipment totaling $79,000 and $108,000 and marketable securities totaling $7,000 and $31,000 during the nine months ended September 30, 2009 and 2008, respectively.  In addition, during the nine months ended September 30, 2008, the Company received proceeds from the sale of property and equipment totaling $11,000 and proceeds from the sale of marketable securities totaling $18,000.

Cash used in financing activities

Net cash used in financing activities was $797,000 for the nine months ended September 30, 2009, as compared to $1,128,000 for the nine months ended September 30, 2008.

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $624,000 and was paid on July 17, 2009.

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

Accounting rules require cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  For the nine months ended September 30, 2008, $62,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

During the nine months ended September 30, 2009, the Company purchased 46,100 shares of treasury stock, at a cost of $124,000, pursuant to the stock repurchase program discussed under Note 6(C) to the accompanying consolidated financial statements.

In addition, the Company repaid principal payments on its mortgage payable totaling $49,000 during the nine months ended September 30, 2009.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on April 1, 2010, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate plus one percent per annum (4.25% at September 30, 2009) or the London Inter-Bank Offered Rate (“LIBOR”) plus two and one-half percent per annum (2.75% at September 30, 2009).

Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company’s business, properties or financial condition, a default in payment on the line of credit, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts.  Outstanding borrowings under the line of credit must be paid in full at the end of the term.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At September 30, 2009, approximately $56,300,000 of the Company’s backlog of $134,300,000 is anticipated to be bonded.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be “critical” from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

See Note 9 to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements

Certain statements contained in this report are not historical facts and constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These forward looking statements generally can be identified as statements that include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  This document describes factors that could cause actual results to differ materially from expectations of the Company.  All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.  Such risks, uncertainties, and other important factors include, among others:  inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, cancellation, suspension or delay of projects by customers, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company’s control and other factors as are described in “Part I, Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Forward-looking statements speak only as of the date of the document in which they are made.  Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.	QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments.  As of September 30, 2009, the Company has invested $1,564,000 in marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 10.1 – Second Amendatory Employment Agreement, dated as of September 25, 2009, by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol.

Exhibit 11 – Statement regarding Computation of Earnings per Share (see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

Exhibit 31.1 – Certification of Chief Executive Officer required by Rule 13a-14(a)

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

Date:  November 12, 2009
/s/Richard W. Lucas
Richard W. Lucas
Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Second Amendatory Employment Agreement, dated as of September 25, 2009, by and among KSW Mechanical Services, Inc., KSW, Inc. and Floyd Warkol.

11	Statement Regarding Computation of Earnings per Share (see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350