Form 10-K
period 2009-12-31
KSW INC
filed 2010-03-19
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2009 was $15,052,375 (based on a price of $ 2.73 per share).

As of March 19, 2010, there were 6,240,625 shares of Common Stock, $.01 par value per share, outstanding.

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

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on the Company’s results of operations or financial condition.  Because of these uncertainties, you should not put undue reliance on any forward-looking statements.  Other than as required by applicable law, the Company disclaims any obligation to update or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

During the current recession, banks have been less likely to lend money for construction projects, and investors appear to be less likely to contribute capital to new construction projects.  Private construction in New York City, which is dependent on the financial institutions and markets, has been affected by this crisis.  Therefore, the Company has shifted its focus to opportunities in the public and institutional construction sectors, where the Company has successfully worked in the past.

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

Some of the Company’s ongoing institutional projects include:  Mount Sinai Center for Science and Medicine, Blythedale Children’s Hospital and the Morgan Stanley Children’s Hospital of New York Pediatric Emergency Department Renovation. The Company is also working on public projects such as the World Trade Center Chiller Plant, and several projects at Brookhaven National Laboratories.  The Company is also installing the HVAC systems at a hotel/luxury apartment project at 42nd Street and 10th Avenue in Manhattan.

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

Prior to the current credit crisis and economic recession, the Company focused on the New York City private construction market and had been successful in obtaining projects from private owners and construction companies by utilizing its value engineering and trade management skills.  Many of these projects are obtained from repeat customers, who invite the Company to participate in the project while the project is still in the design phase, or to assist in bringing a project’s budget in line with the customer’s requirements.  The amount of private construction projects available to the Company has decreased with the recession.

On private projects, the Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems.  These changes reduce costs, but still yield the same results as the original plans.  The Company’s ability to provide this service has become increasingly recognized in the industry and has resulted in the Company’s ability to secure projects without competitive bidding. The Company believes that this service will provide additional opportunities in the future, since difficult economic times create an even greater need for a project to be less costly for both the owner and the project’s lending institution.  Certain governmental agencies have begun to incorporate value engineering provisions in their bid documents.

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

The Company continues to bid on public projects.  It has received letters of approval as an authorized bidder by various government agencies, including the New York City Transit Authority, the New York City Health and Hospitals Corporation, the New York City School Construction Authority, the New York City Housing Authority, the Port Authority of New York and New Jersey and the New York State Dormitory Authority.

Markets. The Company competes for business primarily in the New York City metropolitan area.  However, the Company has performed work outside of that area in the past.

Backlog.  The Company had a backlog (anticipated revenue from the uncompleted portions of awarded contracts) totaling approximately $121,500,000 as of December 31, 2009, compared to $62,500,000 as of December 31, 2008, and approximately $111,300,000 as of December 31, 2007.

The Company believes its remaining backlog is firm, but in this unsettled economic time, delays or postponement of additional projects are not within the Company’s control.

A portion of the Company’s anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year.  The Company believes that approximately $55,000,000 of the existing backlog at December 31, 2009, is not reasonably expected to be completed during the next fiscal year.  The schedule for each project is different and subject to change due to circumstances outside the control of the Company. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year. The Company believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

The Company is actively seeking new contracts to add to its backlog.  Management believes that its value engineering services will continue to assist the Company in obtaining new contracts.

Competition.  The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company.  However, some of these large competitors are unfamiliar with the New York City metropolitan area.  On private and institutional projects, the Company believes it competes favorably with such companies because of its reputation in the New York City area and its knowledge of the local labor force and its ability to value engineer projects.  There are also many smaller contractors and subcontractors in the New York City metropolitan area, who may also compete for work.  The Company believes there are barriers to entry for smaller competitors, including bonding requirements, relationships with subcontractors, suppliers and unions.

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

Employees.  At December 31, 2009, the Company had approximately 43 full-time office and project support employees.  The Company also employs field employees, who are union workers.  The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract.  The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalty.

The Company pays benefits to union employees through payments to trust funds established by the unions.  The Company’s obligation is to pay a percentage of the wages of union workers to these trust funds.  The Company is not liable for under funding of these union plans.  The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan.  In 2009, the Company matched 25% of its employees’ yearly 401(k) contributions.

Dependence Upon Customers.   At any given time, a material portion of the Company’s contract revenue may be generated from a single customer through one large contract or various contracts.  The Company’s customer base can vary each year based on the nature and scope of the projects undertaken in that year.

For the year ended December 31, 2009, work under contracts with M.D. Carlisle Construction Corp., Tishman Construction, Glenwood Management Corporation and related entities, Levine Builders and Bovis Lend Lease LMB, Inc., constituted  23%,  17%,  12%, 12% and  11% of the Company’s total revenues, respectively.

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

Historically, a portion of the Company’s revenue has been generated from contracts with federal, state and local governmental authorities.  The Company’s current revenue and backlog does not include any contracts directly with these governmental authorities, although the Company is part of a Joint Venture that is performing a contract with the Port Authority of New York and New Jersey to construct a chiller plant at the World Trade Center site.

As is customary and required in the industry, the Company is often requested to provide a surety bond.  The Company’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The larger the project and/or the number of projects under contract, the greater the requirements are for bonding, net worth and working capital.  The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed.  Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company.  At December 31, 2009, approximately $50,500,000 of the Company’s backlog was bonded.

Other Matters.  The Company does not own any patents or patent rights.  The Company’s business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2009, 2008 and 2007, and anticipates no research and development expenses in 2010.

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

The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2011. The Company has no other current employment or non-competition agreements with senior management.  Because the Company relies on senior management’s relationships with its customers and in the construction industry in New York City, the failure to retain senior management would have a material adverse effect on the Company’s business.

The Company’s continued ability to obtain bonding is critical to its ability to bid on most public work and on certain private projects.  The surety’s provision of bonding pursuant to its arrangement with the Company is solely at the surety’s discretion, and the arrangement with the surety is an at-will arrangement subject to termination.  The Company’s inability to obtain surety bonds as needed could have a material adverse effect on the Company.

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

During the third quarter of 2009, a joint venture in which the Company has a 50 percent ownership interest was awarded a $46 million contract for the construction of a chiller plant at the World Trade Center site.  The agreement provides that each partner will share equally any gains or losses resulting from the project.  If the other partner is unable to perform its work, the Company would be fully liable to do so under the joint venture’s contract with the Port Authority of New York and New Jersey.  The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.  Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include the other partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to in the joint venture agreement, or the partner’s failure to pay its subcontractors and suppliers.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.         PROPERTIES

Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases office and warehouse space in Long Island City, New York, consisting of 18,433 square feet.  The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%.  The lease is a triple net lease and thus the Company will pay any increases in real estate taxes over base year taxes, maintenance, insurance and utilities.  The current lease expires on June 30, 2014.  The lease has a provision which allows the Company to cancel the lease after one year.

The Company also owns and occupies a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and 10,000 square feet of shop space.  It also owns and occupies an adjacent 5,000 square foot storage yard.   At December 31, 2009, the Company had an outstanding mortgage payable secured by this property totaling $1,112,000.

The properties are well maintained, adequate and suitable for their purposes.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4.         (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2009 were as follows:

Name	Age	Title

Floyd Warkol	62	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors

Richard W. Lucas	43	Chief Financial Officer

James F. Oliviero	63	General Counsel

Vincent Terraferma	59	Chief Operating Officer of KSW Mechanical

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

At March 19, 2010, the Company had 6,240,625 shares of Common Stock issued and outstanding, which were held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company’s stock transfer agent and Broadridge Financial Solutions, Inc.

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The dividend will be payable on May 24, 2010 to shareholders of record as of April 26, 2010.

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

The following information on high and low bid data is provided for 2009 and 2008 based on intraday quotations:

	2009		2008
Quarter	High	Low	High	Low

First	$3.05	$2.00	$7.04	$5.54
Second	$2.94	$2.21	$5.95	$4.61
Third	$4.42	$2.59	$5.19	$3.00
Fourth	$3.92	$3.26	$5.30	$1.79

These prices represent bid prices, which are prices paid by broker dealers, and do not include retail markups, markdowns or broker dealer commissions.

On December 19, 2008, the Company announced that its Board of Directors had approved a stock repurchase program that authorized the Company to buy up to $1,000,000 of its Common Stock through open market purchases in compliance with Rule 10b-18 under the Exchange Act through June 30, 2009. Under this stock repurchase program, the Company purchased a total of 52,700 common shares at a cost of $140,000.

ITEM 6.         SELECTED FINANCIAL DATA

The following information for the year ended December 31, 2009 is derived from the consolidated financial statements audited by BDO Seidman, LLP, which are included elsewhere herein.

The following information for the years ended December 31, 2008 and 2007 is derived from and qualified in its entirety to, the consolidated financial statements for the years audited by J.H. Cohn LLP, which are included elsewhere herein.  The following information for the years ended December 31, 2006, and 2005 is derived from and qualified in its entirety to the consolidated financial statements for those years audited by  Marden, Harrison & Kreuter CPAs P.C..  Each of the previously mentioned consolidated financial statements is included elsewhere herein or in prior years’ annual reports on Form 10-K, and should be read in conjunction with such financial information.

	As Of And For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share amounts)
Income Statement:
Revenues	$64,494	$93,027	$77,266	$77,128	$53,378
Costs of revenues	57,484	80,910	66,771	67,155	46,897
Gross profit	7,010	12,117	10,495	9,973	6,481
Selling, general and administrative expenses	4,964	5,283	4,427	4,511	3,657
Operating income	2,046	6,834	6,068	5,462	2,824
Other income	34	370	682	361	39
Income before provision for income taxes	2,080	7,204	6,750	5,823	2,863
Provision for income taxes	810	2,965	3,088	2,715	152	(a)
Net income	1,270	4,239	3,662	3,108	2,711
Net income per share –
Basic	.20	.68	.59	.52	.47
Diluted	.20	.67	.59	.51	.47
Number of shares used in earnings per share computation :
Basic	6,240,256	6,278,555	6,162,034	5,950,445	5,743,827
Diluted	6,283,540	6,334,329	6,242,607	6,077,127	5,743,827
Dividends per share	.10	.20	-	.06	-

Balance Sheet Data:
Total assets	$40,537	$50,499	$40,937	$35,545	$22,710
Working capital	19,087	18,331	16,822	12,361	8,056
Current liabilities	18,632	29,251	23,548	22,422	13,192
Long-term liabilities	1,054	1,118	-	-	-
Stockholders’ equity	20,851	20,130	17,389	13,123	9,518
Other Data:
Current ratio	2.02:1	1.63:1	1.71:1	1.55:1	1.61:1

(a) During the year ended December 31, 2005, the outstanding deferred tax valuation allowance was reversed, after the Company’s management re-evaluated the likelihood that these assets would be realized in their entirety, and concluded the valuation allowance was not required.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains the general financial condition and the results of operations for the Company for the years ended December 31, 2009, 2008 and 2007 including:

• factors that affect its business;
• its earnings and costs in the periods presented;
• changes in earnings and costs between periods;
• sources of earnings; and
• impacts of these factors on its overall financial condition.

As you read this discussion and analysis, please refer to the Company’s consolidated financial statements and the notes thereto for the years ended 2009, 2008 and 2007 included in this report.

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

The Company obtains projects through both competitive and negotiated bidding processes submitted to public entities, project owners or construction managers, many with whom the Company has long standing commercial relationships.

On private projects, the Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans, subject to the approval of the design professional.  This assistance reduces costs and yields the same results as the original designs.  As a result, during 2008 and 2007, the Company obtained most of its contracts without being required to participate in a competitive bidding process.  Due to the current credit crisis and economic recession, the Company has resumed bidding on public contracts, some of which incorporate value engineering provisions.

The Company’s profitability is dependent on its ability to competitively bid on projects in the public sector, continue to maintain its commercial relationships and provide quality services necessary to obtain projects.  The Company’s costs of revenues include field labor, equipment, material, subcontractor and overhead costs.  Overhead costs include project supervision and drafting salaries, as well as insurance costs.  The Company must control costs of revenues by having the ability to manage material costs, purchase equipment at or below original estimated amounts and control labor costs throughout the duration of each project.

For the year ended December 31, 2009, the Company’s earnings were a result of decreased revenues, decreased gross profit earned from projects, decreased selling, general and administrative expenses and a reduction in other income.

The Company’s revenues for 2009 decreased 30.7%, as compared to revenue in 2008, as a result of the economic recession and credit crisis which led to the cancellation of several projects in December 2008 and January 2009.

The economic recession has impacted the number of available private sector projects which the Company may pursue.  Therefore, the Company is aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.  During the third quarter of 2009, the Company received awards of contracts for chiller plants at the new World Trade Center (awarded to the Company’s Joint Venture) and at the Brookhaven National Laboratory.

The gross profit for 2009 was lower than 2008 as a result of the lower revenues, as well as higher than anticipated costs incurred on several projects.  The Company has submitted claims on some of these projects to recoup some of these unanticipated costs.  In accordance with the accounting principles generally accepted in the United States of America for the construction industry, the Company does not record any income from claims until the claims have been received or awarded.  While there is no assurance that these costs will be reimbursed, the Company believes its claims are meritorious.

The Company’s selling general and administrative expenses decreased as a result of reductions primarily in employment costs as well as reductions in auto expenses and professional fees.

The Company’s other income was lower in 2009, as compared to 2008, as a result of a reduction in the interest rates that investments were able to earn, and an increase in interest expense related to a mortgage on the Company’s Bronx, New York facility which was purchased in December 2008.

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

The Company’s revenue for 2008 increased 20.4%, as compared to revenue in 2007, as a result of the Company’s performance on its December 31, 2007 backlog, as well as contracts received during 2008.  During 2008, the start dates of two of the Company’s jobs were postponed.  The postponement of these projects also affected the amount of revenue and gross profit the Company could have earned in 2008.

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

Results of Operations

The following table sets forth the amounts and the percentage of total revenues of certain items of the Company’s consolidated statements of operations for the periods indicated (dollar amounts in thousands):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Revenues	$64,494	100.0	$93,027	100.0	$77,266	100.0
Costs of revenues	57,484	89.1	80,910	87.0	66,771	86.4
Gross profit	7,010	10.9	12,117	13.0	10,495	13.6
Selling, general and administrative expenses	4,964	7.7	5,283	5.7	4,427	5.7

Operating income	2,046	3.2	6,834	7.3	6,068	7.9
Other income	34	.0	370	.4	682	.8
Income before provision for income taxes	2,080	3.2	7,204	7.7	6,750	8.7

Provision for income taxes	810	1.2	2,965	3.2	3,088	4.0

Net income	$1,270	2.0	$4,239	4.5	$3,662	4.7

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenues

Revenues decreased by $28,533,000 or (30.7)%, to $64,494,000 for the year ended December 31, 2009, as compared to $93,027,000 for the year ended December 31, 2008.  Revenues for the fourth quarter of 2009 were $14,986,000, a decrease of $10,025,000 or (40.1)%, as compared to $25,011,000 in the fourth quarter of 2008.

This decrease was a result of the economic recession and credit crisis which led to the cancellation of several projects in December 2008 and January 2009.

At December 31, 2009, the Company had backlog of approximately $121,500,000.

Approximately $55,000,000 of the December 31, 2009 backlog is not reasonably expected to be completed in the next fiscal year.  New contracts secured by the Company during 2010 will also increase 2010 revenues.  The amounts of backlog not reasonably expected to be completed in the next fiscal year is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.

The economic recession has impacted the number of private projects, which the Company may pursue.  Therefore, the Company is aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.  During the 2009 third quarter, the Company received awards for chiller plants at the new World Trade Center and Brookhaven National Laboratory.

During the year ended December 31, 2009, the Company had 23%, 17%, and 12%, 12% and 11% of revenues, respectively, from its five largest customers.  The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues

Costs of revenues decreased by $23,426,000 or (29.0)%, to $57,484,000 for the year ended December 31, 2009, as compared to $80,910,000 for the year ended December 31, 2008.  Costs of revenues for the fourth quarter of 2009 were $13,095,000, a decrease of $8,987,000 or (40.7)%, as compared to $22,082,000 for the fourth quarter of 2008.  Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses.  Overhead costs include project supervision and drafting salaries as well as insurance costs.  Higher revenues generally require higher expenditures of costs, but high revenues allow the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.  The decrease in cost of revenues was primarily associated with the decrease in revenues.

Gross Profit

For the year ended December 31, 2009, the Company had a gross profit of $7,010,000 or 10.9% of revenues, as compared to $12,117,000 or 13.0% of revenues for the year ended December 31, 2008.  In the fourth quarter of 2009, the gross profit was $1,891,000 or 12.6% of revenues, as compared to $2,929,000 or 11.9% of revenues for the fourth quarter of 2008.

The overall decrease in gross profit for 2009, as compared to 2008, was primarily a result of lower revenues, as well as higher than anticipated costs incurred on several projects.  The Company has submitted claims on some of these projects to recoup some of these unanticipated costs.  In accordance with accounting principles generally accepted in the United States of America for the construction industry, the Company does not record any income from claims until claims have been received or awarded.  While there are no assurances that these costs will be reimbursed, the Company believes its claims are meritorious.

Selling, General and Administrative Expenses

For the year ended December 31, 2009, selling, general and administrative (“S,G&A”) expenses decreased by $319,000 or (6.0)%, to $4,964,000, as compared to $5,283,000 for the year ended December 31, 2008.  In the fourth quarter of 2009, S,G&A expenses were $920,000, a decrease of $216,000 or (19.0)%, as compared to $1,136,000 for the fourth quarter of 2008.

For the above yearly and quarterly periods, a portion of these changes were a result of the decreases in employment costs, auto expenses, professional fees, and costs associated with the public filings. Professional fees, related to the Company’s public filings with the Securities and Exchange Commission, together with costs associated with investor relations firm incurred during 2008, decreased approximately $94,000 during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

The remaining changes in 2009 S,G&A expenses as compared to 2008 were primarily a result of decreases in employment costs.

Other Income

Other income for the year ended December 31, 2009 decreased by $336,000 or (90.8)%, to $34,000, as compared to other income of $370,000 for the year ended December 31, 2008.  Interest income for the year ended December 31, 2009 was $102,000, as compared to $370,000 for the year ended December 31, 2008.  Interest expense for the year ended December 31, 2009 was $68,000, as compared to $11,000 for the year ended December 31, 2008.  The increase in interest expense was primarily related to a mortgage on the Company’s Bronx, New York facility which was purchased in December 2008.  During the year ended December 31, 2008, the Company realized gains on the sales of marketable securities totaling $11,000.

Provision for Income Taxes

The income tax expense for the year ended December 31, 2009 was $810,000 or 38.9% of income before the provision for income taxes, compared to $2,965,000, or 41.2% of income before the provision for income taxes for the year ended December 31, 2008.

The provision for income taxes and the Company’s effective tax rate were lowered in 2009 and 2008 by the Company’s ability to utilize the Domestic Production Activities Deduction, a credit available to qualifying entities in construction and other industries.  During 2009, the Company received a federal income tax refund which also reduced the provision for income taxes.

Net income

As a result of all the items above, the Company reported net income of $1,270,000, or $.20 per share-basic and diluted, for the year ended December 31, 2009.

As a result of all the items above, the Company reported net income of $4,239,000, or $.68 per share-basic and $.67 per share diluted, for the year ended December 31, 2008.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenues

Revenues increased by $15,761,000 or 20.4%, to $93,027,000 for the year ended December 31, 2008, as compared to $77,266,000 for the year ended December 31, 2007.  Revenues for the fourth quarter of 2008 were $25,011,000, an increase of $6,083,000 or 32.1%, as compared to $18,928,000 in the fourth quarter of 2007.

During 2008 and 2007, the Company had a number of projects which experienced general construction delays in the early stages of construction, which reduced revenue for each year.

At December 31, 2008, the Company had backlog of approximately $62,500,000.  The December 31, 2008 backlog includes the remaining contract value of three contracts, which have been terminated for convenience by the developer, effective March 6, 2009.  The backlog at December 31, 2008 does not include contract values totaling approximately $56,000,000 for two other projects that were delayed by their respective owners.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2008, S,G&A expenses increased by $856,000, or 19.3%, to $5,283,000, as compared to $4,427,000 for the year ended December 31, 2007.  In the fourth quarter of 2008, S,G&A expenses were $1,136,000, an increase of $246,000, or 27.6%, as compared to $890,000 for the fourth quarter of 2007.

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

Other Income

Other income for the year ended December 31, 2008 decreased by $312,000 or 45.7%, to $370,000, as compared to other income of $682,000 for the year ended December 31, 2007.  This change in other income was primarily a result of the Company’s ability to earn greater interest income on its cash position and gains on sales of marketable securities in 2007.  Interest income for the year ended December 31, 2008 was $370,000, as compared to $585,000 for the year ended December 31, 2007.  Interest expense for the year ended December 31, 2008 was $11,000, as compared to $16,000 for the year ended December 31, 2007.  During the years ended December 31, 2008 and 2007, the Company realized gains on the sales of marketable securities totaling $11,000 and $113,000, respectively.

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

As of December 31, 2009, the Company’s cash and cash equivalents balances totaled $14,783,000, a decrease of $1,828,000 from the $16,611,000 reported as of December 31, 2008.

In addition, at December 31, 2009, the Company held marketable securities totaling $1,559,000, a $336,000 increase from the $1,223,000 balance at December 31, 2008.

Net cash (used in) provided by Operating Activities

Net cash used in operating activities was $905,000 for the year ended December 31, 2009.  Net cash provided by operating activities was $3,016,000 and $2,804,000 for the years ended December 31, 2008 and 2007, respectively.  All periods were affected by the funding of projects as well as the payment of corporate income taxes and executive bonuses.

Cash used in Investing Activities

Net cash used in investing activities was $111,000 in 2009, $1,450,000 in 2008 and $1,322,000 in 2007.  The Company purchased marketable securities of $12,000, $39,000 and $1,737,000 during 2009, 2008 and 2007, respectively.  The Company received proceeds on the sales of marketable securities of $32,000 and $489,000 during 2008 and 2007, respectively.  The Company purchased property and equipment totaling $82,000, $2,630,000 and $74,000 during 2009, 2008 and 2007, respectively.  Included in the 2008 total is the purchase price of the Bronx building and adjacent yard, which  $1,176,000 of the purchase price was financed.

During the year ended December 31, 2008, the Company received proceeds of $11,000 from the sale of property and equipment.

In addition, during the year December 31, 2009 the Company advanced its Joint Venture, which was awarded the contract for the chiller plant at the new World Trade Center, $17,000.

Cash (used in) provided by Financing Activities

Net cash used in financing activities was $812,000 and $1,187,000 during 2009 and 2008, respectively.  Net cash provided by financing activities was $665,000 during 2007.

During December 2008, the Company’s Board of Directors authorized the purchase, on the open market, of up to $1,000,000 of the Company’s common stock, through June 2009.  During 2008, the Company purchased 6,600 shares at a cost of $16,000.

During the year ended December 31, 2009, the Company purchased 46,100 shares of its common stock at a cost of $124,000.

No individuals exercised stock options during the year ended December 31, 2009.

During the year ended December 31, 2008, four individuals exercised options to purchase an aggregate of 43,501 shares of the Company’s common stock, contributing cash proceeds of $68,000 to the Company.

During the year ended December 31, 2007, eight individuals exercised options to purchase an aggregate of 192,916 shares contributing cash proceeds of $309,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock in the statement of cash flows  as a part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  As of December 31, 2008 and 2007, $63,000 and $356,000, respectively, of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

In addition, during 2008 the Company paid $44,000 of other items.

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of this dividend was $624,000, and was paid on July 17, 2009 to stockholders of record as of June 29, 2009.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,258,000, and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

The Company repaid principal payments on its mortgage payable totaling $64,000 during the year ended December 31, 2009.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  On January 15, 2010, the Company’s bank extended the working capital credit facility through March 31, 2011.  There were no borrowings against this facility during 2009 and 2008.

Under the new facility, advances bear interest, based on the Company’s option, at either the bank’s prime lending rate (3.25% at December 31, 2009), or the London Interbank Offered Rate (“LIBOR”) (.23% at December 31, 2009)  plus two percent per annum.

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

As of December 31, 2009, approximately $50,500,000 of the Company’s backlog of approximately $121,500,000 was bonded.  The Company provides its surety with a detailed schedule of backlog on a quarterly basis.  The Company believes its bonding limits are sufficient based on the Company’s revenue, volume and size of the Company’s bonded contracts.

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

The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. A discussion of the Company’s significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 2 to the Company’s consolidated financial statements included elsewhere herein.

Accounting for revenue recognition for construction contracts

The Company recognizes revenue for long-term construction contracts not yet completed using the percentage-of-completion method, measured by the percentage of total costs incurred to date as compared to total estimated costs at the completion of each contract.  When the Company bids on projects, a comprehensive budget is prepared dividing the project into line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates.  As projects progress, the Company’s project managers plan, schedule and oversee operations and review project costs compared to the estimates.  Management reviews on a bi-weekly basis the progression of the contract with the project manager.  An analysis is prepared and reviewed monthly by management comparing the costs incurred to the budgeted amounts.  The results of these procedures help update the anticipated total costs at completion, based on facts and circumstances known at the time.  Any revisions in cost and profit estimates are reflected in the accounting period in which the facts which require the revisions become known. These estimates are subject to revisions due to unanticipated increases in labor, material and equipment costs as well as project scope changes.  The Company receives change orders for project scope changes.  For some project cost overruns, the Company can make a claim to the project owner or general contractor to seek reimbursement of these overruns. In the past, the Company has been successful in the pursuit of such claims.  Such claims are not recorded on the books until they are acknowledged by the owner or contractor.

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

During the years ended December 31, 2009 and 2008, the Company did not write off any receivables and therefore did not record an allowance for uncollectible trade accounts and retainage receivable at December 31, 2009 and 2008.

Accounting for income taxes

Judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and valuation allowances that might be required against the deferred tax assets and liabilities.  The Company’s consolidated balance sheets at December 31, 2009 and 2008 include deferred tax assets totaling $227,000 and $394,000, respectively.

Accounting for share-based compensation

Since January 1, 2006, the Company has accounted for share-based compensation using the Black-Scholes option – pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”).  Changes in the subjective assumptions can materially affect the estimate of fair value share–based compensation and the related amount recognized in the consolidated statements of income.

NEW ACCOUNTING PRONOUNCEMENTS

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its consistent reporting of financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards are no longer being issued by the FASB.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, which is now a subtopic within FASB ASC 805 “Business Combinations”  FASB ASC 805-10 changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  It is effective for fiscal years beginning on or after December 15, 2008 and only impacts the accounting for acquisitions that are made after adoption.  The adoption of FASB ASC 805-10 did not have an effect on the Company’s consolidated financial position or results of operations.

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

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairments of debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to and it will not be required to sell the impaired security before the recovery of its amortized cost basis. The third update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting standard updates did not have a material impact on the Company’s consolidated financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2009, outstanding contractual obligations were as follows:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long- term debt (a)	$1,112,000	$58,000	$116,000	$116,000	$822,000
Capital leases	-	-	-	-	-
Operating leases (b)	1,016,000	218,000	450,000	348,000	-
Purchase obligations under construction contracts	-	-	-	-	-
Other long-term obligations	-	-	-	-	-
Totals	$2,128,000	$276,000	$566,000	$464,000	$822,000

(a)	The long-term debt is related to the financing of the purchase of a pipe fabrication shop and adjacent yard located in Bronx, N.Y.

(b)
The Company is currently obligated to pay monthly rental payments of approximately $18,000 on its lease for office space in Long Island City, New York.  The current lease expires in June 2014.  The Company has an option to cancel on six month notice.

OFF -BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303 (a) (4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments other than an interest rate swap on its mortgage payable with Bank of America, N.A.  Because the mortgage is a variable rate mortgage, the Company used an interest rate swap instrument to fix the interest rate that the Company pays at 5% over the term of the mortgage.

In addition, as of December 31, 2009, the Company had $1,559,000 in marketable securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference to pages F-1 through F-36 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required.

ITEM 9A (T). CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective as of December 31, 2009.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANICAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed with the participation of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, the Company’s disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the control system objectives are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework established in INTERNAL CONTROL – INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(a) Documents filed as part of this report:

1. and 2. Financial statements and financial statement schedules.

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

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

10.5
Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006).

10.6
Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7
Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.8
Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.9
KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

10.10	Line of Credit Agreement Amendment No. 1, dated January 15, 2010 between KSW, Inc. and Bank of America, N.A.

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of BDO Seidman, LLP

23.2	Consent of J.H. Cohn LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

By:	/s/ Floyd Warkol
Floyd Warkol
President, Chief Executive Officer,
Secretary and Chairman of the Board of
Directors (Principal Executive Officer)
March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Floyd Warkol
Floyd Warkol
President, Chief Executive Officer,
Secretary and Chairman of the Board of
Directors (Principal Executive Officer)
March 19, 2010

/s/ Stanley Kreitman
Stanley Kreitman
Director
March 19, 2010

/s/ Edward T. LaGrassa
Edward T. LaGrassa
Director
March 19, 2010

/s/ Warren O. Kogan
Warren O. Kogan
Director
March 19, 2010

/s/ John A. Cavanagh
John A. Cavanagh
Director
March 19, 2010

/s/ Richard W. Lucas
Richard W. Lucas
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
March 19, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2-3

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4-5

Consolidated Statements of Income	F-6

Consolidated Statements of Comprehensive Income	F-7

Consolidated Statements of Stockholders’ Equity	F-8-9

Consolidated Statements of Cash Flows	F-10-11

Notes to Consolidated Financial Statements	F-12-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KSW, Inc. and Subsidiary
Long Island City, New York

We have audited the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 2009 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSW, Inc. and Subsidiary at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
New York, New York

March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KSW, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of KSW, Inc. and Subsidiary as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KSW, Inc. and Subsidiary as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn, LLP
White Plains, New York
March 23, 2009

KSW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008
(in thousands, except share data)

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$14,783	$16,611
Marketable securities	1,559	1,223
Accounts receivable	12,338	19,448
Retainage receivable	6,637	9,097
Costs and estimated earnings in excess of billings on uncompleted contracts	1,979	229
Prepaid income taxes	-	326
Prepaid expenses and other receivables	265	349
Advances to joint venture	17	-
Deferred income taxes	141	299

Total current assets	37,719	47,582

Property and equipment, net	2,692	2,778
Deferred income taxes	86	95
Other	40	44

Total assets	$40,537	$50,499

(continued)

 KSW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008
(in thousands, except share data)

	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	12,005	14,442
Retainage payable	3,608	4,982
Accrued payroll and benefits	835	1,654
Accrued expenses	220	165
Billings in excess of costs and estimated earnings on uncompleted contracts	1,767	7,950
Income taxes payable	139	-

Total current liabilities	18,632	29,251

Mortgage payable, net of current portion	1,054	1,118

Total liabilities	19,686	30,369

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock: $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $.01 par value, 25,000,000 shares authorized, 6,287,825 issued, 6,235,125 and 6,281,225 shares outstanding at 2009 and 2008, respectively	63	63
Additional paid-in capital	13,313	13,293
Retained earnings	7,788	7,142
Accumulated other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(173)	(352)
Less treasury stock at cost, 52,700 shares at 2009, 6,600 shares at 2008	(140)	(16)

Total stockholders’ equity	20,851	20,130

Total liabilities and stockholders’ equity	$40,537	$50,499

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share and per share data)

	2009	2008	2007

Revenues	$64,494	$93,027	$77,266
Costs of revenues	57,484	80,910	66,771
Gross profit	7,010	12,117	10,495
Selling, general and administrative expenses	4,964	5,283	4,427
Operating income	2,046	6,834	6,068
Other income :
Interest income	102	370	585
Interest expense	(68)	(11)	(16)
Gain on sale of marketable securities	-	11	113
Total other income	34	370	682
Income before provision for income taxes	2,080	7,204	6,750
Provision for income taxes	810	2,965	3,088
Net income	$1,270	$4,239	$3,662
Basic earnings per common share	$.20	$.68	$.59
Diluted earnings per common share	$.20	$.67	$.59

Weighted average common shares outstanding –
Basic	6,240,256	6,278,555	6,162,034
Diluted	6,283,540	6,334,329	6,242,607
Cash dividend declared and paid per share	$.10	$.20	$-

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007

Net income	$1,270	$4,239	$3,662
Other comprehensive income (loss) before tax:
Net unrealized holding gains (losses) arising during the year	324	(676)	(19)
Less: reclassification adjustment for gains included in net income	-	(11)	(113)
Other comprehensive income (loss) before income tax expense (benefit)	324	(687)	(132)
Income tax expense (benefit) related to items of other comprehensive income (loss)	145	308	(61)
Other comprehensive income (loss), net of income tax expense (benefit)	179	(379)	(71)
Total comprehensive income	$1,449	$3,860	$3,591

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Total

Balances, January 1, 2007	5,758,143	$58	$10,547	$2,420	$98	$-	$13,123

Net income	-	-	-	3,662	-	-	3,662
Share transactions under employee stock option plan	192,916	1	308	-	-	-	309
Amortization of share-based compensation	-	-	10	-	-	-	10
Stock dividend	293,265	3	1,918	(1,921)	-	-	-
Tax benefits from exercise of employee stock option plan	-	-	356	-	-	-	356
Net unrealized losses on available for sale securities	-	-	-	-	(71)	-	(71)

Balances, December 31, 2007	6,244,324	$62	$13,139	$4,161	$27	$-	$17,389

 (continued)

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
 (in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Total

Balances, December 31, 2007	6,244,324	$62	$13,139	$4,161	$27	$-	$17,389

Net income	-	-	-	4,239	-	-	4,239
Share transactions under employee stock option plans	43,501	1	67	-	-	-	68
Cash dividend paid - $.20 per share	-	-	-	(1,258)	-	-	(1,258)
Tax benefits from exercise of employee stock option plan	-	-	63	-	-	-	63
Amortization of share-based compensation	-	-	24	-	-	-	24
Purchase of treasury stock	-	-	-	-	-	(16)	(16)
Net unrealized losses on available-for- sale securities	-	-	-	-	(379)	-	(379)

Balances, December 31, 2008	6,287,825	63	13,293	7,142	(352)	(16)	20,130

Net income	-	-	-	1,270	-	-	1,270
Cash dividend paid - $.10 per share	-	-	-	(624)	-	-	(624)
Amortization of share-based compensation	-	-	20	-	-	-	20
Purchase of treasury stock	-	-	-	-	-	(124)	(124)
Net unrealized gains on available-for- sale securities	-	-	-	-	179	-	179

Balances, December 31, 2009	6,287,825	$63	$13,313	$7,788	$(173)	$(140)	$20,851

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:

Net income	$1,270	$4,239	$3,662
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	172	98	76
Deferred income taxes	22	226	254
Tax benefits from exercise of stock options	-	(63)	(356)
Realized gains on sale of marketable securities	-	(11)	(113)
Gain on sale of property and equipment	-	(3)	-
Share-based compensation expense related to stock option plan	20	24	10
Changes in operating assets (increase) decrease:
Accounts receivable	7,110	(5,315)	(928)
Retainage receivable	2,460	(2,450)	(1,081)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,750)	878	(90)
Prepaid expenses and other receivables	84	10	(112)
Prepaid income taxes	-	(263)	-
Other	-	1	-
Changes in operating liabilities increase (decrease):
Accounts payable	(2,437)	260	2,222
Retainage payable	(1,374)	1,346	838
Accrued payroll and benefits	(819)	135	587
Accrued expenses	55	(10)	(121)
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,183)	3,919	(956)
Income taxes payable	465	(5)	(1,088)
Net cash (used in) by operating activities	$(905)	$3,016	$2,804

(continued)

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007
Cash flows from investing activities:
Proceeds received on sale of marketable securities	$-	$32	$489
Proceeds received on sale of property and equipment	-	11	-
Purchases of marketable securities	(12)	(39)	(1,737)
Purchases of property and equipment	(82)	(1,454)	(74)
Advances to joint venture	(17)	-	-
Net cash used in investing activities	(111)	(1,450)	(1,322)
Cash flows from financing activities:
Proceeds from the exercise of employee stock option plan	-	68	309
Tax benefits from exercise of stock options	-	63	356
Purchase of treasury stock	(124)	(16)	-
Repayment of long-term debt	(64)	-	-
Other	-	(44)	-
Cash dividends paid	(624)	(1,258)	-
Net cash (used in) provided by financing activities	(812)	(1,187)	665
Net (decrease) increase in cash and cash equivalents	(1,828)	379	2,147
Cash and cash equivalents, beginning of year	16,611	16,232	14,085
Cash and cash equivalents, end of year	$14,783	$16,611	$16,232
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$68	$11	$16
Income taxes	$390	$3,045	$3,922

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

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(1)	Principles of consolidation and nature of operations

The accompanying consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively “the Company”, and have been prepared in conformity with accounting principles generally acceptable in the United States of America.  All material intercompany accounts and transactions have been eliminated in consolidation.

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
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash equivalents consisted of money market accounts.

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
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The Company maintains its cash accounts at balances which exceed Federally insured limits for such accounts.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.  At December 31, 2009, amounts in excess of federally insured limits totaled approximately $11,776.

Trade accounts and retainage receivables, at times, are due from government agencies, municipalities and private owners located in the New York metropolitan area.  The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs.  Trade accounts and retainage receivables from the Company’s three largest customers totaled approximately $7,979 and $12,846 at December 31, 2009 and 2008, respectively.

(F)	Property and equipment

Property and equipment is stated at cost.  Depreciation is computed over the estimated useful lives of the assets, generally five years, except for building and improvements which is thirty-nine years, using the straight-line method.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets to which they apply or the related lease term.  Repairs and maintenance are charged to operations in the period incurred.

(G)	Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards.  Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.  The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill and unrealized gains and losses on marketable securities.  A valuation allowance is recorded for deferred tax assets when it is more likely than not that some

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and such differences could be material.

(J)	Stock options

All share based payments to employees and non-employee directors, including grants of stock options, are recognized in the financial statements based on the awards fair value at the date of grant.

The Company uses the Black-Scholes option – pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of the balance sheet date.

(L)	Impact of recently issued and adopted accounting standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its consistent reporting of financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards are no longer being issued by the FASB.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(L)	Impact of recently issued and adopted accounting standards – cont’d

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, which is now a subtopic within FASB ASC 805 “Business Combinations”.  FASB ASC 805-10 changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  It is effective for fiscal years beginning on or after December 15, 2008 and only impacts the accounting for acquisitions that are made after adoption.  The adoption of FASB ASC 805-10 did not have an effect on the Company’s consolidated financial position or results of operations.

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
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(L)	Impact of recently issued and adopted accounting standards – cont’d

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

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairments of debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to and it will not be required to sell the impaired security before the recovery of its amortized cost basis. The third update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting standard updates did not have a material impact on the Company’s consolidated financial statements.

(M)	Subsequent events

Accounting rules require management to evaluate events and transactions through the date the financial statements are issued and filed with the Security and Exchange Commission.  Any events or transactions which have occurred subsequent to December 31, 2009 through March 19, 2010 that would have a material impact on the financial statements as of December 31, 2009 have been recognized or disclosed.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(3)	Marketable securities

The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2009 and 2008, were as follows:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2009:
Mutual funds and marketable equity securities	$1,872	$68	$(381)	$1,559

December 31, 2008:
Mutual funds and marketable equity securities	$1,860	$50	$(687)	$1,223

At December 31, 2009 and 2008, gross unrealized holding losses on available-for-sale securities were $381 and $687, respectively.  At December 31, 2009 and 2008, gross unrealized holding gains on available-for-sale securities were $68 and $50, respectively. The change in net unrealized holding losses, net of tax, was a decrease of $179 for the year ended December 31, 2009.  The change in net unrealized holding losses, net of tax, was an increase of $379 for the year ended December 31, 2008.  During the years ended December 31, 2008 and 2007, available-for-sale securities were sold for total proceeds of approximately $32 and $489, respectively.  The gross realized gains on these sales totaled approximately $11 and $113 for the years ended December 31, 2008 and 2007, respectively.

FASB ASC 820-10, “Fair Value Measurements”, establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels which are described below:

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
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

Financial assets carried at fair value at December 31, 2009 are classified in the table below in one of the three categories described above.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,559	$-	$-	$1,559

Mutual funds and marketable equity securities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

(4)	Accounts and retainage receivable
	2009	2008
Accounts and retainage receivable:
Billed
Contracts in progress	$5,681	$16,682
Completed contracts	6,581	2,252
Unbilled	76	514
	$12,338	$19,448

Retainage receivable	$6,637	$9,097

At December 31, 2009, retained contract receivables totaling $1,000 were not expected to be realized within one year.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(5)	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consists of the following at December 31, 2009 and 2008:

	2009	2008
Costs incurred on uncompleted contracts	$57,059	$80,603
Estimated earnings	7,243	12,119
	64,302	92,722
Less billings to date	64,090	100,443
	$212	$(7,721)

The above amounts are included in the accompanying consolidated balance sheets under the following captions:

	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,979	$229
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,767)	(7,950)
	$212	$(7,721)

(6)	Joint Venture

During the third quarter of 2009, a joint venture in which the Company has a 50 percent ownership interest, was awarded a $46 million contract for the construction of a chiller plant at the World Trade Center site.  The agreement provides that each partner will share equally any gains or losses resulting from the project.  If the other partner is unable to perform its work, the Company would be fully liable to do so under the joint venture’s contract with the Port Authority of New York and New Jersey.  The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.  Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include the other partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to in the joint venture agreement, or the partner’s failure to pay its subcontractors and suppliers.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(6)	Joint Venture – cont’d

The Company records in its consolidated statements of income revenue earned from the performance of the mechanical portion of the joint venture contract, together with its proportionate share of the revenue earned from the work of all other joint venture subcontractors, except for revenue from the electrical work performed by its joint venture partner.

(7)	Property and equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land	$694	$694
Building	1,718	1,718
Machinery and equipment	803	798
Furniture and fixtures	967	896
Leasehold improvements	851	845
	5,033	4,951

Less accumulated depreciation and amortization	2,341	2,173
	$2,692	$2,778

Depreciation and amortization expense relating to property and equipment was approximately $168, $98 and $76 for the years ended December 31, 2009, 2008 and 2007, respectively.

(8)	Mortgage payable

During December 2008, the Company purchased a pipe fabrication shop and an adjacent storage yard in Bronx, New York, from the Company’s Chief Executive Officer and a charitable foundation he controls at fair market value.

The Company financed a portion of this purchase using a $1,176 mortgage with Bank of America, N.A.  This mortgage has a ten year term, with interest amortized over twenty years, with unpaid principal is due in a balloon payment during December 2018.  The mortgage payable is at a variable interest rate, and the Company used an interest swap instrument to convert the interest rate that the Company pays to a fixed rate.  Monthly payments are approximate $5 plus interest at 5%.  This mortgage is collateralized by the real estate.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(8)	Mortgage payable – cont’d

Future principal maturities of this mortgage payable are as follows as of December 31, 2009:

Year Ending
December 31,	Amount
2010	$58
2011	58
2012	58
2013	58
2014	58
Thereafter	822
Total	$1,112

Costs related to obtaining the mortgage debt are capitalized and amortized over the term of the related debt using the straight-line method.  When the loan is paid in full, any unamortized finance costs are removed from the related accounts and charged to operations.  During December 2008, the Company incurred costs related to the mortgage closing totaling $44.    During the year ended December 31, 2009, amortization expense charged to operations related to these deferred mortgage costs totaled $4.  There was no amortization expense charged to operations during the year ended December 31, 2008.  At December 31, 2009 and 2008, net deferred mortgage costs totaled $40 and $44, respectively, and are included in the consolidated balance sheets as a long term asset under the caption “Other”.

(9)	Income taxes

For the years ended December 31, 2009, 2008 and 2007, components of the provision for income taxes are as follows:

	2009	2008	2007
Current
Federal	$431	$1,674	$1,740
State and local	357	1,065	1,094
	788	2,739	2,834

Deferred
Federal	14	141	144
State and local	8	85	110
	22	226	254
Totals	$810	$2,965	$3,088

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(9)	Income taxes – cont’d

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:

	2009	2008	2007
Computed tax at the federal statutory rate of 34%	$707	$2,449	$2,295
State and local taxes, net of federal benefit	225	781	751
Other items, net	(122)	(265)	42
Provision for income taxes	$810	$2,965	$3,088

The details of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax assets:

Amortization of goodwill	$-	$14
Property and equipment	60	77
Unrealized losses on marketable securities	141	285
Other tax carryforwards	26	18
Deferred income tax assets, net	$227	$394

At December 31, 2009 and 2008, the Company had net current deferred tax assets totaling $141 and $299, respectively.  At December 31, 2009 and 2008, the net non-current deferred tax assets total $86 and $95, respectively.

Management has evaluated its tax positions for the year ended December 31, 2009 and has determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2009.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(10)	Stockholders’ equity

(A)	Stock option plans

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

Accounting Standards require all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on the awards fair value at the date of grant.

At January 1, 2007, the Company had 30,000 outstanding options at an exercise price of $1.50 and 338,835 outstanding options at an exercise price of $1.66.  At January 1, 2007, 26,667 options of the 338,835 outstanding options exercisable at $1.66 have not vested.

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

During 2008, 43,501 stock options were exercised under the 1995 plan.  At December 31, 2009 and 2008, there were 145,501 outstanding and fully vested options under the 1995 plan.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

The 2007 Plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and Directors of the Company.  The primary purpose of the 2007 Plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 Plan.  Under this plan the Company has issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share.  At December 31, 2008, there were 20,000 options outstanding of which 6,666 were vested under the 2007 Plan.

On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At December 31, 2009, there were 40,000 options outstanding of which 13,333 were vested under the 2007 plan.

As of December 31, 2009, there were approximately $29 unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 2.4 years.

Under both plans, options were granted to certain employees, executives and Directors at prices equal to the market value of the stock on the dates the options were issued.  The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date of the option and each vesting date.  The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk-free interest rate

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Changes that occurred in options outstanding during 2009, 2008 and 2007 for both plans are summarized below:

	Number of Shares	2009 Weighed Average Exercise Price	Number of Shares	2008 Weighed Average Exercise Price	Number of Shares	2007 Weighed Average Exercise Price

Outstanding at beginning of year	165,501	$2.23	189,002	$1.58	368,835	$1.65

Expired/ canceled	-	-	-		-

Effect of stock dividend	-	-	-		13,083

Granted	20,000	$2.61	20,000	$6.95	-

Exercised	-	-	(43,501)	$1.58	(192,916)	$1.60

Outstanding at end of year	185,501	$2.27	165,501	$2.23	189,002	$1.58

Exercisable at end of year	158,834	$2.03	152,167	$1.81	182,002	$1.58

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(10)	Stockholders’ equity – cont’d

(A)	Stock option plans- cont’d

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 20,000 grants in 2009:  dividend yield of 0%; expected volatility of 56.84%; risk-free interest rate of 2.514%; and expected lives of five years.  The fair value of these options issued in 2009 was $2.61 per share.

The following weighted–average assumptions were used for the 20,000 grants in 2008; dividend yield of 0%; expected volatility of 54.86%; risk-free interest rate of 3.265%; and expected lives of five years.  The fair value of those options issued in 2008 was $5.15 per share.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised under both plans during the years end December 31, 2009, 2008 and 2007 respectively, are as follows:

	2009	2008	2007

Proceeds from stock options exercised	$-	$68	$309

Tax benefits related to stock options exercised	$-	$63	$356

Intrinsic value of stock options exercised	$-	$201	$790

The following table summarizes information about stock options outstanding at December 31, 2009:

Exercise Price	Shares	Contractual Life

$1.58	126,000	.9 years
$1.58	19,501	5.6 years
$2.61	20,000	9.4 years
$6.95	20,000	7.6 years
Total	185,501

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(10)	Stockholders’ equity – cont’d

(A)	Stock option plans- cont’d

	Shares	Average Price	Term in Years	Intrinsic Value

Outstanding Options	185,501	$2.27	3.07	$356
Exercisable Options	158,834	$2.03	2.08	$259

(B)	Dividend distributions

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of June 29, 2009.  The aggregate amount of the dividend was $624 and such dividend was paid on July 17, 2009.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,258 and was paid on June 17, 2008 to shareholders of record as of May 26, 2008.

On May 8, 2007, the Company’s Board of Directors declared a 5% stock dividend pursuant to which 293,265 additional shares were issued on June 11, 2007 to shareholders of record as of May 24, 2007.  Cash was paid in lieu of issuing fractional shares based on the last sales price of the Company’s stock on the record date.

(C)	Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock.  As of December 31, 2009, no shares of preferred stock had been issued by the Company.

(D)	Treasury stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000 of the Company’s common stock on the open market.  As of December 31, 2009 and 2008, the Company purchased 52,700 and 6,600 shares of the Company’s common stock at a total cost of $140 and $16, respectively.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(11)	Earnings per share

	2009	2008	2007

Net earnings	$1,270	$4,239	$3,662

Earnings per share – basic:
Weighted average shares outstanding during the year	6,240,256	6,278,555	6,162,034

Earnings per common share – basic	$.20	$.68	$.59

Earnings per share – diluted:
Weighted average shares outstanding during the year	6,240,256	6,278,555	6,162,034

Effect of stock option dilution	43,284	55,774	80,573

Total shares outstanding for purposes of calculating diluted earnings per share	6,283,540	6,334,329	6,242,607
Earnings per common shares and common share equivalent – diluted	$.20	$.67	$.59

(12)	Accumulated other comprehensive income (loss)

At December 31, 2009 and 2008, accumulated other comprehensive income and loss, which consists of net unrealized holding gains (losses) on available-for-sale securities, was as follows:

	2009	2008
Beginning balance	$(352)	$27
Current period change	179	(379)
Ending balance	$(173)	$(352)

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(13)	Commitments and contingencies

(A)	Performance and payment bonds

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

(B)	Operating lease

The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2009 as follows:

Year Ending
December 31,
2010	$218
2011	223
2012	227
2013	231
2014	$117
TOTAL	$1,016

Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $18, which escalates 2% each year.

The lease is a triple net lease which the Company pays any increases in real estate taxes over base year taxes, maintenance, insurance and utilities.  The current lease expires June 30, 2014.  The lease has a provision which allows the Company to cancel the lease after one year.

Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $209, $199, and $195, respectively.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(13)	Commitments and contingencies - cont’d

(C)	Operating lease- related party

The Company had an operating lease for rental of office, shop and warehouse space, which expired on December 31, 2002.  Prior to December 2008, the Company rented this space on a month-to-month basis at approximately $8.5 per month.  The Company purchased this building and adjacent yard in December 2008 for a total purchase price of $2,500.

Rent expense, for the years ended December 31, 2008 and 2007, amounted to approximately $97 and $103, respectively.

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

The Company’s Chief Executive Officer has a written employment agreement, which expires on December 31, 2011.  This agreement provides a base annual compensation of $450, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur.  His estate is entitled to two months pay in the event of his death.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(13)	Commitments and contingencies - cont’d

(F)	Employment agreement- cont’d

In addition, for the period January 1, 2006 through December 31, 2009, he received a bonus equal to 9.5% of the Company’s adjusted annual operating profits before taxes, which are in excess of $250.  For the period January 1, 2010 through December 31, 2010, he will receive a bonus equal to 9.5% of the Company’s adjusted annual profits before taxes which are in excess of $100.  For the years ended December 31, 2009, 2008 and 2007 bonus expense related to this agreement was $194, $733 and $683, respectively.  At December 31, 2009, 2008, and 2007, accrued bonus payable included in the accompanying consolidated balance sheets related to this agreement was approximately $144, $233 and $683, respectively.

(14)	Credit facility

The Company has a line of credit facility from Bank of America, N.A. which provides borrowings for working capital purposes up to $2,000.  There have been no borrowings against this credit facility.  This facility expires on April 1, 2010, is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  (See Note 19(A)).

Advances related to the facility in place at December 31, 2009 bear interest, based on the Company’s option, at either the bank’s prime lending rate plus one percent per annum, or the London Interbank Offered Rate (“Libor”) plus two and one-half percent per annum.

(15)	Concentration risks

(A)	Labor concentrations

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

Revenues from the Company’s largest customers were approximately 23%, 17%, 12%, 12% and 11% of its contract revenue in 2009; 27%, 16% and 11% of its contract revenue in 2008; and 46%,  20% and 13% of its contract revenue in 2007.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(16)	Retirement plans

(A)	Profit-sharing/401(k) plan

The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan.  The Company may make discretionary contributions to the plan.  The total of employee contributions may not exceed Federal government limits.  The Company expensed approximately $87, $89 and $87 as a 25% matching contribution for the years ended December 31, 2009, 2008 and 2007, respectively.

(B)	Multiemployer pension plans

Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees.  These plans provide benefits based on union members’ earnings and periods of coverage under the respective plans.  The Company has expensed approximately $2,468, $2,770 and $2,059 for the years ended December 31, 2009, 2008 and 2007, respectively, related to multi-employer pension plans for its union employees.

(17)	Backlog

At December 31, 2009, the Company had a backlog of approximately $121,500.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(18)	Selected Quarterly Data (unaudited)

The following is unaudited selected quarterly data for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$19,706	$16,621	$13,181	$14,986	$64,494
Gross profit	$1,822	$1,555	$1,742	$1,891	$7,010
Net income	$287	$123	$264	$596	$1,270
Per share:
Basic	$.05	$.02	$.04	$.10	$.20
Diluted	$.05	$.02	$.04	$.09	$.20

Dividends	$-	$.10	$-	$-	$.10
Stock prices:
High	$3.05	$2.94	$4.42	$3.92
Low	$2.00	$2.21	$2.59	$3.26

	Year ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$20,491	$21,998	$25,527	$25,011	$93,027
Gross profit	$2,317	$3,162	$3,709	$2,929	$12,117
Net income	$840	$1,074	$1,321	$1,004	$4,239
Per share:
Basic	$.13	$.17	$.21	$.17	$.68
Diluted	$.13	$.17	$.21	$.16	$.67

Dividends	$-	$.20	$-	$-	$.20
Stock prices:
High	$7.04	$5.95	$5.19	$5.30
Low	$5.54	$4.61	$3.00	$1.79

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)

(19)	Subsequent events

(A)	Line of Credit

On January 15, 2010, the Company extended the working capital credit facility with Bank of America, N.A for a term expiring March 31, 2011.

(B)	Dividend

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share. The dividend will be payable on May 24, 2010 to shareholders of record as of April 26, 2010.

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

10.5
Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006).

10.6
Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7
Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.8
Line of Credit Agreement Letter, dated January 26 2009, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.9
KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

10.10	Line of Credit Agreement Amendment No. 1, dated January 15, 2010 between KSW, Inc. and Bank of America, N.A.

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of BDO Seidman, LLP

23.2	Consent of J.H. Cohn LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.