Form 10-Q
period 2010-03-31
KSW INC
filed 2010-05-11
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Outstanding at
Class	May 10, 2010
Common stock, $.01 par value	6,289,725

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets –
	March 31, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income –
	Three months ended March 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Comprehensive Income –
	Three months ended March 31, 2010 and 2009 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity –
	Three months ended March 31, 2010 (unaudited)	6

	Consolidated Statements of Cash Flows–
	Three months ended March 31, 2010 and 2009 (unaudited)	7

	Notes to Consolidated Financial Statements–	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	[Removed and Reserved]	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURE		21
INDEX TO EXHIBITS		22

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2010	December 31, 2009
	(unaudited)	(As Adjusted Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$13,044	$13,738
Marketable securities	2,142	2,604
Accounts receivable	13,952	12,338
Retainage receivable	7,015	6,637
Costs and estimated earnings in excess of billings on uncompleted contracts	2,206	1,979
Prepaid income taxes	40	-
Prepaid expenses and other receivables	279	265
Advances to and earnings from joint venture (Note 5)	28	17
Deferred income taxes	125	141
Total current assets	38,831	37,719
Property and equipment, net of accumulated depreciation and amortization of $2,383 and $2,341 at 3/31/10 and 12/31/09, respectively	2,733	2,692
Deferred income taxes and other	118	126
Total assets	$41,682	$40,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	11,604	12,005
Retainage payable	3,916	3,608
Accrued payroll and benefits	693	835
Accrued expenses	761	220
Billings in excess of costs and estimated earnings on uncompleted contracts	3,256	1,767
Income taxes payable	-	139
Total current liabilities	20,288	18,632
Mortgage payable, net of current portion	1,039	1,054
Total liabilities	21,327	19,686

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized 6,295,825 and 6,287,825 shares issued at 3/31/10 and 12/31/09 respectively, 6,243,125 and 6,235,125 shares outstanding at 3/31/10 and 12/31/09, respectively	63	63
Additional paid-in capital	13,338	13,313
Retained earnings	7,247	7,788
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(153)	(173)
Less treasury stock at cost, 52,700 shares at 3/31/10 and 12/31/09	(140)	(140)
Total stockholders' equity	20,355	20,851
Total liabilities and stockholders' equity	$41,682	$40,537

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues	$13,460	$19,706

Cost of revenues	12,053	17,884

Gross profit	1,407	1,822

Selling, general and administrative expenses	1,236	1,402

Operating income	171	420

Other income:
Interest income	34	34
Interest expense	(13)	(18)
Total other income	21	16

Income before provision for income taxes	192	436

Provision for income taxes	105	149

Net income	$87	$287

Earnings per common share:
Basic	$.01	$.05

Diluted	$.01	$.05

Weighted average common shares outstanding:
Basic	6,238,500	6,251,800
Diluted	6,285,077	6,282,560

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net income	$87	$287

Other comprehensive gains (loss) before income tax benefit:

Unrealized holding gains (losses) arising during the period	36	(9)

Less: reclassification adjustment for gains included in net income	-	-

Other comprehensive income (loss) before income tax expense (benefit)	36	(9)

Income tax expense (benefit) related to items of other comprehensive income (loss)	16	(4)

Other comprehensive gain (loss), net of income tax expense (benefit)	20	(5)

Total comprehensive income	$107	$282

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2010	6,287,825	$63	$13,313	$7,788	$(173)	$(140)	$20,851

Net income	-	-		87	-	-	87

Amortization of share-based compensation	-	-	6	-	-	-	6

Cash dividend - $.10 per share	-	-	-	(628)	-		(628)

Employee stock options exercised	8,000	-	12	-	-	-	12

Tax benefits from employee stock option plans	-	-	7	-	-	-	7

Net unrealized gains on available-for-sale securities	-	-	-	-	20	-	20

Balances, March 31, 2010	6,295,825	$63	$13,338	$7,247	$(153)	$(140)	$20,355

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net income	$87	$287
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation and amortization	43	41
Deferred income taxes	7	13
Tax benefits from exercise of stock options	(7)	-
Stock-based compensation expense related to stock option plan	6	4
Earnings from joint venture	(11)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,614)	(600)
Retainage receivable	(378)	273
Costs and estimated earnings in excess of billings on uncompleted contracts	(227)	(149)
Prepaid expenses and other receivables	(14)	(300)
Prepaid income taxes	(33)	(32)
Accounts payable	(401)	1,000
Retainage payable	308	(480)
Accrued payroll and benefits	(142)	(555)
Accrued expenses	(87)	(152)
Billings in excess of costs and estimated earnings on uncompleted contract	1,489	520
Income taxes payable	(139)	-
Net cash used in operating activities	(1,113)	(130)

Cash flows from investing activities:
Purchases of property and equipment	(83)	(6)
Proceeds from sale of marketable securities	1,045	-
Purchases of marketable securities	(547)	(2)
Net cash provided by (used in) investing activities	415	(8)

Cash flows from financing activities:
Proceeds from employee stock options exercised	12	-
Tax benefits from employee stock options exercised	7	-
Repayment of mortgage payable	(15)	(20)
Purchase of treasury stock	-	(124)
Net cash provided by (used in) financing activities	4	(144)

Net decrease in cash and cash equivalents	(694)	(282)

Cash and cash equivalents, beginning of period	13,738	16,611

Cash and cash equivalents, end of period	$13,044	$16,329

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$18
Income taxes	$263	$167

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Basis of Presentation

KSW, Inc. and its subsidiary, KSW Mechanical Services, Inc., together the “Company”, furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York.  The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.  The Company considers itself to operate as one operating segment.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2010, and its results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2010 and 2009.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2010.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note 2 to the  consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has made no significant changes to these policies during 2010.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its consistent reporting of financial condition, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 166 “The Accounting for Transfers of Financial Assets – an Amendment of FASB Statement 140”, currently included in FASB ASC 860, which clarifies circumstances under which a transferor has surrendered control and, thus, should remove the asset together with any related liabilities from its balance sheet.  It was effective for the Company on January 1, 2010.  The adoption of FASB ASC 860 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”, currently included in FASB ASC 810, which modifies the analysis required to identify controlling financial interest in variable interest entities.  It was effective for the Company on January 1, 2010.  The adoption of FASB ASC 810 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010.

4.	Marketable Securities

FASB ASC 820-10, “Fair Value Measurements”, established a broad three level fair value hierarchy that prioritizes observable and unobservable inputs which are used to measure fair value.

The Company values short-term investments, mutual funds and marketable equity securities using market prices on active markets, which is Level 1 of the FASB ASC 820-10 fair value hierarchy.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Financial assets carried at fair value at March 31, 2010 are classified in the table below in one of three broad categories.

	Level 1	Level 2	Level 3	Total
Six month Canadian time deposit	$542,000	$-	$-	$542,000
Mutual funds and marketable equity securities	1,600,000	-	-	1,600,000
Total	$2,142,000	$-	$-	$2,142,000

For presentation purposes, $1,045,000 of short-term investments in Canadian time deposits, that were included in cash in the Company’s December 31, 2009 consolidated balance sheet, have been reclassed to marketable securities.

5.	Joint Venture

During the third quarter of 2009, a joint venture in which the Company and Five Star Electric Corporation each have a 50 percent ownership interest was awarded a $46 million contract for the construction of a chiller plant at the World Trade Center site.  The agreement provides that each partner will share equally any gains or losses resulting from the project.  If the other partner is unable to perform its work, the Company would be fully liable to do so under the joint venture’s contract with the Port Authority of New York and New Jersey.  The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.  Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include the other partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to provide in the joint venture agreement, and the partner’s failure to pay its subcontractors and suppliers.

The Company records in its consolidated statements of income, revenue earned from the performance of the mechanical portion of the joint venture contract, and its proportionate share of the revenue earned from the work of the other joint venture subcontractors, except for revenue from the electrical work performed by its joint venture partner.

The Company is currently billing the joint venture for its costs related to the performance of the mechanical portion of the joint venture contract. Since these amounts billed do not include any profit, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

As of March 31, 2010, the joint venture had cash totaling approximately $586,000, which is not included in the Company’s consolidated balance sheet as of March 31, 2010.

At March 31, 2010, the Company has recorded the following in its consolidated balance sheets under the caption “Advances to and earnings from joint venture”:

Advances to joint venture	$17,000
Earnings from joint venture	11,000
Balance at March 31, 2010	$28,000

6.	Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  At March 31, 2010, there were 137,501 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 plan. Under this plan, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At March 31, 2010, there were 40,000 options outstanding of which 13,333 were vested under the 2007 plan.

During the three months ended March 31, 2010, the Company incurred compensation expense related to the vesting of stock options totaling approximately $6,000.  In addition, an executive and the estate of a former director, exercised an aggregate of 8,000 options during the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Company incurred compensation expense related to the vesting of stock options totaling approximately $4,000.  There were no stock options exercised during the quarter ended March 31, 2009.

As of March 31, 2010, there is approximately $23,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 2.1 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the three months ended March 31, 2010 was as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	185,501	$2.27

Expired/canceled	-	$-

Granted	-	$-

Exercised	(8,000)	$1.53

Outstanding at March 31, 2010	177,501	$2.30	2.8	$337,000

Exercisable at March 31, 2010	150,834	$2.06	1.7	$240,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Proceeds from stock options exercised	$12	$-

Tax benefits related to stock options exercised	$7	$-

Intrinsic value of stock options exercised	$16	$-

(B)           Dividend

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The dividend will be payable on May 24, 2010 to stockholders of record as of April 26, 2010. At March 31, 2010, the Company has accrued $628,000 for this dividend in the accompanying consolidated financial statements under the caption “Accrued expenses”.

(C)           Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000,000 of the Company’s common stock on the open market.  As of March 31, 2010, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140,000.

7.	Earnings per Share

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net income	$87,000	$287,000

Earnings per share – basic:
Weighted average shares outstanding during the period	6,238,500	6,251,800

Earnings per share – basic	$.01	$.05

Earnings per share – diluted:
Weighted average shares outstanding during the period	6,238,500	6,251,800

Effect of stock option dilution	46,577	30,760

Total shares outstanding for purposes of calculating diluted earnings per share	6,285,077	6,282,560

Earnings per share – diluted	$.01	$.05

8.	Commitment and Contingencies

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

Results of Operations

Revenues

Total revenues for the quarter ended March 31, 2010 decreased by $6,246,000, or 31.7% to $13,460,000, as compared to $19,706,000 for the quarter ended March 31, 2009.

As of March 31, 2010, the Company had backlog of approximately $118,100,000.

Approximately $60,000,000 of the March 31, 2010 backlog is not reasonably expected to be completed within the year ended December 31, 2010. New contracts secured during 2010 will increase 2010 revenues.  The amount of backlog not reasonably expected to be completed in the current fiscal year is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.

The economic recession has impacted the number of private projects, which the Company may pursue.  Therefore, the Company is aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.  During the 2009 third quarter, the Company received awards for chiller plants at the new World Trade Center (awarded to the Company’s Joint Venture) and at the Brookhaven National Laboratory.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2010 decreased by $5,831,000, or 32.6% to $12,053,000, as compared to $17,884,000 for the quarter ended March 31, 2009.  The decrease in cost of revenues for the quarter ended March 31, 2010, as compared to March 31, 2009, was primarily associated with the decreased revenues.

Gross Profit

Gross profit for the quarter ended March 31, 2010 was $1,407,000, or 10.5% of revenues, as compared to a gross profit of $1,822,000, or 9.2% of revenues, for the quarter ended March 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2010 decreased by $166,000, or 11.8% to $1,236,000, as compared to $1,402,000 for the quarter ended March 31, 2009.

This change was primarily a result of a decrease in employment costs, offset by increases in costs associated with the Company’s public filings, auto expenses and maintenance of its corporate offices.

Other Income

Other income for the quarter ended March 31, 2010 was $21,000, as compared to $16,000 for the quarter ended March 31, 2009.  This increase in other income was a result of a decrease in interest expense during the quarter ended March 31, 2010, as compared to the same period in 2009.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2010 was $105,000, as compared to the provision for income taxes of $149,000 for the quarter ended March 31, 2009.  The effective tax rate during the quarter ended March 31, 2010, as compared to the same period in 2009, was higher than the Company’s statutory tax rate as a result of the Company paying state tax which is based on capital and not based on the Company’s net income. The effective tax rate for the quarter ended March 31, 2009 was also reduced as a result of a reversal of a prior year over accrual of taxes.

Net Income

As a result of the above mentioned items, the Company reported net income of $87,000, or $.01 per share-basic and diluted, for the quarter ended March 31, 2010, as compared to reported net income of $287,000, or $.05 per share-basic and diluted, for the quarter ended March 31, 2009.

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

As of March 31, 2010, total cash and cash equivalents was $13,044,000, a $3,285,000 decrease from the $16,329,000 reported as of March 31, 2009. As of March 31, 2010, the Company’s joint venture had cash totaling approximately $586,000, which is not included in the Company’s consolidated balance sheet as of March 31, 2010. As of March 31, 2010, marketable securities were $2,142,000, as compared to $1,216,000 reported as of March 31, 2009.

Cash used in operations

Net cash used in operations was $1,113,000 for the quarter ended March 31, 2010, as compared to $130,000 for the quarter ended March 31, 2009.  Both periods were affected by the funding of projects, the payment of corporate income taxes and executive bonuses.

In order to ensure that the Company’s unconsolidated joint venture is properly capitalized, the Company and its partner are billing the joint venture only for the costs incurred on their respective portions of the joint venture contract. As the job progresses, the joint venture partners will bill the joint venture for their profits, and these amounts will  then be disbursed.

Cash provided by/ used in investing activities

Net cash provided by investing activities was $415,000 for the quarter ended March 31, 2010. Net cash used in investing activities was $8,000 for the quarter ended March 31, 2009.  The Company purchased property and equipment totaling $83,000 and $6,000 and marketable securities totaling $547,000 and $2,000 during the quarters ended March 31, 2010 and 2009, respectively. During the quarter ended March 31, 2010, the Company had proceeds from the maturing of short-term investments totaling $1,045,000.

Cash provided by/ used in financing activities

Net cash provided by financing activities during the quarter ended March 31, 2010 was $4,000.

Net cash used by financing activities during the quarter ended March 31, 2009 was $144,000.

During the quarter ended March 31, 2010, an executive and the estate of a former director exercised options to purchase an aggregate of 8,000 shares contributing cash proceeds of $12,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock options as part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  For the quarter ended March 31, 2010, $7,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

During the quarter ended March 31, 2009, the Company purchased 46,100 shares of treasury stock at a cost of $124,000.

In addition, the Company repaid principal payments on its mortgage payable totaling $15,000 and $20,000 during the quarters ended March 31, 2010 and 2009, respectively.

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  At March 31, 2010, the Company has accrued $628,000 for this dividend.  This amount will be paid on May 24, 2010 and therefore no amounts were included in the cash flows from financing activities in the accompanying consolidated statement of cash flows for the period ended March 31, 2010.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on

March 31, 2011, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate (3.25% at March 31, 2010) or the London Inter-Bank Offered Rate (“LIBOR”) (.26% at March  31, 2010) plus two percent per annum.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At March 31, 2010, approximately $51,200,000 of the Company’s backlog of $118,100,000 is anticipated to be bonded.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be “critical” from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

See Note (9) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements

Certain statements contained in this report are not historical facts and constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These forward looking statements generally can be identified as statements that include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  This document describes factors that could cause actual results to differ materially from expectations of the Company.  All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.  Such risks, uncertainties, and other important factors include, among others:  inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, cancellation, suspension or delay of projects by customers, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company’s control and other factors as are described in “ Part I, Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Forward-looking statements speak only as of the date of the document in which they are made.  Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.	QUANTITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize futures, options or other derivative instruments other than a completed interest rate swap on its mortgage payable with Bank of America, N.A.  Because the mortgage is a variable rate mortgage, the Company used an interest rate swap instrument to fix the interest rate that the Company pays at 5% over the term of the mortgage.

In addition, as of March 31, 2010, the Company had $2,142,000 of marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2010, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in or additions to the risk factors disclosed in the Company’s December 31, 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: May 10, 2010
/s/Richard W. Lucas
Richard W. Lucas
Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

11	Statement Regarding Computation of Earnings per Share(see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350