Form 10-Q
period 2010-06-30
KSW INC
filed 2010-08-09
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class	August 9, 2010
Common stock, $.01 par value	6,337,725

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)	(as adjusted Note 4)
Current assets:
Cash and cash equivalents	$13,528	$13,738
Marketable securities	2,033	2,604
Accounts receivable	21,024	12,338
Retainage receivable	7,295	6,637
Costs and estimated earnings in excess of billings on uncompleted contracts	2,896	1,979
Prepaid expenses and other receivables	592	265
Advances to and earnings from Joint Venture	37	17
Deferred income taxes	164	141
Total current assets	47,569	37,719
Property and equipment, net of accumulated depreciation and amortization of $2,355 and $2,341 at 6/30/10 and 12/31/09, respectively	2,694	2,692
Deferred income taxes and other	120	126
Total assets	$50,383	$40,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	17,523	12,005
Retainage payable	4,306	3,608
Accrued payroll and benefits	1,036	835
Accrued expenses	387	220
Billings in excess of costs and estimated earnings on uncompleted contracts	4,590	1,767
Income taxes payable	232	139
Total current liabilities	28,132	18,632
Mortgage payable, net of current portion	1,023	1,054
Total liabilities	29,155	19,686

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized; 6,378,063 and 6,287,825 shares issued at 6/30/10 and 12/31/09, respectively; 6,325,363 and 6,235,125 shares outstanding at 6/30/10 and 12/31/09, respectively	64	63
Additional paid-in capital	13,538	13,313
Retained earnings	7,968	7,788
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(202)	(173)
Less treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders' equity	21,228	20,851
Total liabilities and stockholders' equity	$50,383	$40,537

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Revenues	$24,439	$16,621	$37,899	$36,327
Cost of revenues	21,755	15,066	33,808	32,950

Gross profit	2,684	1,555	4,091	3,377

Selling, general and administrative expenses	1,405	1,357	2,641	2,759

Operating income	1,279	198	1,450	618

Other income:
Interest income	24	20	58	54
Interest expense	(15)	(16)	(28)	(34)
Total other income	9	4	30	20

Income before provision for income taxes	1,288	202	1,480	638

Provision for income taxes	567	79	672	228

Net income	$721	$123	$808	$410

Earnings per common share:

Basic	$.11	$.02	$.13	$.07

Diluted	$.11	$.02	$.13	$.07

Weighted average common shares outstanding:
Basic	6,288,774	6,235,125	6,266,567	6,244,654
Diluted	6,307,756	6,266,637	6,286,364	6,287,509

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income	$721	$123	$808	$410

Other comprehensive income (loss) before income tax (benefit):

Unrealized holding gains (losses) arising during the period	(89)	153	(53)	144

Less: reclassification adjustment for gains included in net income	-	-	-	-

Other comprehensive income (loss) before income tax (benefit)	(89)	153	(53)	144

Income tax (benefit) related to items of other comprehensive income (loss)	(40)	68	(24)	64

Other comprehensive income (loss), net of income tax (benefit)	(49)	85	(29)	80

Total comprehensive income	$672	$208	$779	$490

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2010	6,287,825	$63	$13,313	$7,788	$(173)	$(140)	$20,851
						-
Net income	-	-		808	-	-	808

Cash dividend - $.10 per share	-	-	-	(628)	-		(628)

Amortization of share-based compensation	-	-	12	-	-	-	12

Employee stock options exercised	90,238	1	142	-	-	-	143

Tax Benefits from employee Stock Option Plans	-	-	71	-	-	-	71

Net unrealized gains on available-for-sale securities	-	-	-	-	(29)	-	(29)

Balances, June 30, 2010	6,378,063	$64	$13,538	$7,968	$(202)	$(140)	$21,228

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income	$808	$410
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	85	84
Deferred income taxes	5	19
Tax benefits from exercise of stock options	(71)	-
Stock-based compensation expense related to stock option plan	12	9
Earnings from joint venture	(37)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,686)	2,021
Retainage receivable	(658)	1,373
Costs and estimated earnings in excess of billings on uncompleted contracts	(917)	(522)
Prepaid income taxes	-	(174)
Prepaid expenses and other receivables	(327)	(134)
Accounts payable	5,518	(1,066)
Retainage payable	698	(975)
Accrued payroll and benefits	201	(606)
Accrued expenses	167	123
Billings in excess of costs and estimated earnings on uncompleted contracts	2,823	(1,018)
Income taxes payable	164	-
Net cash used in operating activities	(215)	(456)

Cash flows from investing activities:
Purchases of property and equipment	(85)	(61)
Proceeds from sale of marketable securities	1,045	-
Purchases of marketable securities	(527)	(4)
Repayment of advances by Joint Venture	17	-
Net cash provided by (used in) investing activities	450	(65)

Cash flows from financing activities:
Proceeds from employee stock options exercised	143	-
Dividends paid	(628)	-
Repayment of mortgage payable	(31)	(34)
Purchase of treasury stock	-	(124)
Tax benefits from employee stock options exercised	71	-
Net cash used in financing activities	(445)	(158)

Net decrease in cash and cash equivalents	(210)	(679)
Cash and cash equivalents, beginning of period	13,738	16,611
Cash and cash equivalents, end of period	$13,528	$15,932

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$28	$34
Income taxes	$497	$382

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2010, and its results of operations and comprehensive income for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2010.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010.

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

Financial assets carried at fair value at June 30, 2010 are classified in the table below in one of three broad categories.

	Level 1	Level 2	Level 3	Total
Six month Canadian time deposit	$519,000	$-	$-	$519,000
Mutual funds and marketable equity securities	1,514,000	-	-	1,514,000
Total	$2,033,000	$-	$-	$2,033,000

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

In order to ensure that the Company’s unconsolidated joint venture is properly capitalized, the Company and its partner are currently billing the joint venture only for the costs incurred on their respective portions of the joint venture contract.

Since the Company is currently billing the joint venture for its costs related to the performance of the mechanical portion of the joint venture contract, which do not include any profit, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

As of June 30, 2010, the joint venture had cash totaling approximately $4,100,000, which is not included in the Company’s consolidated balance sheet as of June 30, 2010.

At June 30, 2010, the Company has recorded the following in its consolidated balance sheets under the caption “Advances to and earnings from joint venture”:

Advances to joint venture	$-
Earnings from joint venture	37,000
Balance at June 30, 2010	$37,000

6.	Stockholders’ Equity

(A)	Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  At June 30, 2010, there were 55,263 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 plan. Under this plan, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At June 30, 2010, there were 40,000 options outstanding of which 19,999 were vested under the 2007 plan.

During the three and six months ended June 30, 2010, the Company incurred compensation expense related to the vesting of stock options totaling approximately $6,000 and $12,000, respectively.  During the three months ended June 30, 2010, an executive exercised an aggregate of 82,238 options.  In addition, an executive and the estate of a former director, exercised an aggregate of 8,000 options during the three months ended March 31, 2010.

During the three and six months ended June 30, 2009, the Company incurred compensation expense related to the vesting of stock options totaling approximately $5,000 and $9,000, respectively.  There were no stock options exercised during the three and six months ended June 30, 2009.

As of June 30, 2010, there was approximately $18,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 1.9 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	185,501	$2.27

Expired/canceled	-	$-

Granted	-	$-

Exercised	(90,238)	$1.58

Outstanding at June 30, 2010	95,263	$2.92	4.3	$102,000

Exercisable at June 30, 2010	75,262	$2.62	3.2	$39,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010
Proceeds from stock options exercised	$131,000	$-	$143,000	$-

Tax benefits related to stock options exercised	$64,000	$-	$71,000	$-

Intrinsic value of stock options exercised	$143,000	$-	$159,000	$-

(B)	Dividend

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $628,000, and was paid on May 24, 2010 to stockholders of record as of April 26, 2010.

(C)	Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000,000 of the Company’s common stock on the open market.  As of June 30, 2010, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140,000.

7.	Earnings per Share

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income	$721,000	$123,000	$808,000	$410,000

Earnings per share – basic:

Weighted average shares outstanding during the period	6,288,774	6,235,125	6,266,567	6,244,654

Earnings per share - basic	$.11	$.02	$.13	$.07

Earnings per share – diluted:

Weighted average shares outstanding during the period	6,288,774	6,235,125	6,266,567	6,244,654

Effect of stock option dilution	18,982	31,512	19,797	42,855

Total shares outstanding for purposes of calculating diluted earnings per share	6,307,756	6,266,637	6,286,364	6,287,509

Earnings per share – diluted	$.11	$.02	$.13	$.07

8.	Commitment and Contingencies

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

Results of Operations

Revenues

Total revenues for the quarter ended June 30, 2010 increased by $7,818,000, or 47.0%, to $24,439,000, as compared to $16,621,000 for the quarter ended June 30, 2009.  Total revenues for the six months ended June 30, 2010 increased by $1,572,000, or 4.3%, to $37,899,000, as compared to $36,327,000 for the six months ended June 30, 2009.

As of June 30, 2010, the Company had backlog of approximately $95,000,000.

Approximately $63,000,000 of the June 30, 2010 backlog is not reasonably expected to be completed within the year ending December 31, 2010.  The projects included in the backlog above and any other new contracts secured during 2010 may also increase 2010 revenues.  The amount of backlog not reasonably expected to be completed in the year ending December 31, 2010 is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.  The economic recession has impacted the number of private projects during 2010 which the Company may pursue.  Therefore, the Company has begun aggressively pursuing opportunities in the public sector, where the Company has been successful in the past.  During the 2009 third quarter, the Company received awards for chiller plants at the new World Trade Center (awarded to the Company’s Joint Venture) and at the Brookhaven National Laboratory.  These projects have been in the construction phase during 2010.

Cost of Revenues

Cost of revenues for the quarter ended June 30, 2010 increased by $6,689,000, or 44.4%, to $21,755,000, as compared to $15,066,000 for the quarter ended June 30, 2009.  Cost of revenues for the six months ended June 30, 2010 increased by $858,000, or 2.6%, to $33,808,000, as compared to $32,950,000 for the six months ended June 30, 2009.  The increase in cost of revenues for the quarter and six months ended June 30, 2010, as compared to the same periods in 2009, were primarily associated with the increased revenues.

During the first quarter of 2009, the Company reclassified to inventory approximately $400,000 of piping materials which were originally purchased for contracts which were later terminated.  During the second quarter of 2009, this inventory was utilized and charged to ongoing projects.

Gross Profit

Gross profit for the quarter ended June 30, 2010, was $ 2,684,000, or 11.0 % of revenues, as compared to gross profit of $1,555,000, or 9.4 % of revenues for the quarter ended June 30, 2009.

Gross profit for the six months ended June 30, 2010 was $4,091,000, or 10.8% of revenues, as compared to gross profit of $3,377,000, or 9.3% of revenues for the six months ended June 30, 2009.

The increase in gross profit for the quarter and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily a result of increase revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2010 increased by $ 48,000, or 3.5%, to $1,405,000, as compared to $1,357,000 for the quarter ended June 30, 2009.  SG&A for the six months ended June 30, 2010 decreased by $118,000, or (4.3)%, to $2,641,000, as compared to $2,759,000 for the six months ended June 30, 2009.

The increase in SG&A during the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, was primarily related to an increase in employment costs.

The decrease in SG&A for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily related to decreased employment costs.

Other Income

Other income for the quarter ended June 30, 2010 was $9,000, as compared to $4,000 for the quarter ended June 30, 2009.  Other income for the six months ended June 30, 2010 was $30,000, as compared to $20,000 for the six months ended June 30, 2009.  The increases in other income for the quarter and six months ended June 30, 2010, as compared to the same periods in 2009, were primarily due to an increase in the interest rates that investments were able to earn and a reduction in interest expense.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2010 was $567,000, as compared to the provision for income taxes of $79,000 for the quarter ended June 30, 2009.  The provision for income taxes for the six months ended June 30, 2010 was $672,000, as compared to a provision for income taxes of $228,000 for the six months ended June 30, 2009.

Net Income

As a result of the above mentioned items, the Company reported net income of $721,000, or $.11 per share, basic and diluted, for the quarter ended June 30, 2010, as compared to reported net income of $123,000, or $.02 per share, basic and diluted, for the quarter ended June 30, 2009.

For the six months ended June 30, 2010, the Company reported net income of $808,000, or $.13 per share, basic and diluted, as compared to reported net income of $410,000, or $.07 per share, basic and diluted, for the six months ended June 30, 2009.

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

As of June 30, 2010, total cash and cash equivalents was $13,528,000, a $2,404,000 decrease from the $15,932,000 reported as of June 30, 2009.

Cash used in operations

Net cash used in operations was $215,000 for the six months ended June 30, 2010 and $456,000 for the six months ended June 30, 2009.  Both periods were affected by the funding of projects as well as the payment of corporate income taxes and executive bonuses.

In order to ensure that the Company’s unconsolidated joint venture is properly capitalized, the Company and its partner are billing the joint venture only for the costs incurred on their respective portions of the joint venture contract.  As the job progresses, the joint venture partners will bill the joint venture for their profits, and these amounts will then be disbursed.

Cash provided by/used in investing activities

Net cash provided by investing activities was $450,000 for the six months ended June 30, 2010.

Net cash used in investing activities was $65,000 for the six months ended June 30, 2009.

The Company purchased property and equipment totaling $85,000 and $61,000 and marketable securities totaling $527,000 and $4,000 during the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, the Company received proceeds from the sale of marketable securities totaling $1,045,000.  In addition, the Company’s unconsolidated joint venture has repaid advances totaling $17,000 during the six months ended June 30, 2010.

Cash used in financing activities

Net cash used in financing activities was $445,000 for the six months ended June 30, 2010, as compared to $158,000 for the six months ended June 30, 2009.

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $628,000 and was paid on May 24,  2010 to stockholders of record as of April 26, 2010.

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $624,000.  This amount was paid on July 17, 2009 and therefore was not included in the cash flows from financing activities in the accompanying consolidated statement of cash flows for the period ended June 30, 2009.

During the six months ended June 30, 2010, an executive and the estate of a former director exercised options to purchase an aggregate of 90,238 shares contributing cash proceeds of $143,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock options as part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  For the six months ended June 30, 2010, $71,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

During the six months ended June 30, 2009, the Company purchased 46,100 shares of treasury stock at a cost of $124,000.

In addition, the Company repaid principal payments on its mortgage payable totaling $31,000 and $34,000 during the six months ended June 30, 2010 and 2009, respectively.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on March 31, 2011, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate  (3.25 % at June 30, 2010) or the London Inter-Bank Offered Rate (“LIBOR”) (.33 % at June 30, 2010) plus two percent per annum.

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

Surety

On some of its projects, the Company is required to provide a surety bond.  The Company obtains its surety bonds from Federal Insurance Company, a member of Chubb Group of Insurance Companies.  The Company’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The Company is contingently liable to the surety under a general indemnity agreement.  The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty or indemnity that might result from the Company not having the financial capacity to complete projects.  Management believes the likelihood of the surety having to make any payments on the bonded projects is remote.  The contingent liability is the cost of completing all bonded projects, which is an undeterminable amount because it is subject to bidding by third parties.  Management believes that all contingent liabilities will be satisfied by the Company’s performance on the specific bonded contracts involved.  The surety provides bonding solely at its discretion, and the arrangement with the surety is an at-will arrangement subject to termination.

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At June 30, 2010, approximately $37,000,000 of the Company’s backlog of $95,000,000 was bonded.

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

The Company does not utilize futures, options or other derivative instruments other than a completed interest rate swap on its mortgage payable with Bank of America, N.A. Because the mortgage is a variable rate mortgage, the Company used an interest rate swap to fix the interest rate that the Company pays at 5% over the term of the mortgage.  In addition, as of June 30, 2010, the Company has invested $2,033,000 in marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2010, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes related to risk factors from those items previously disclosed in the Company’s December 31, 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

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
Date: August 9, 2010
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