Form 10-Q
period 2010-09-30
KSW INC
filed 2010-11-12
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☐           Accelerated Filer  ☐          Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Outstanding at
Class	November 11, 2010
Common stock, $.01 par value	6,366,625

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)	(as adjusted Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$15,509	$13,738
Marketable securities	1,628	2,604
Accounts receivable	17,613	12,338
Retainage receivable	5,970	6,637
Costs and estimated earnings in excess of billings on uncompleted contracts	2,299	1,979
Prepaid expenses and other receivables	216	265
Advances to and earnings from Joint Venture	194	17
Deferred income taxes	114	141
Total current assets	43,543	37,719
Property and equipment, net of accumulated depreciation and amortization of $2,397 and $2,341 at 9/30/10 and 12/31/09, respectively	2,655	2,692
Deferred income taxes	85	86
Other	36	40
Total assets	$46,319	$40,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	13,268	12,005
Retainage payable	3,283	3,608
Accrued payroll and benefits	1,325	835
Accrued expenses	347	220
Billings in excess of costs and estimated earnings on uncompleted contracts	4,611	1,767
Income taxes payable	370	139
Total current liabilities	23,262	18,632
Mortgage payable, net of current portion	1,009	1,054
Total liabilities	24,271	19,686

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized; 6,398,325 and 6,287,825 shares issued at 9/30/10 and 12/31/09, respectively; 6,345,625 and 6,235,125 shares outstanding at 9/30/10 and 12/31/09, respectively	64	63
Additional paid-in capital	13,585	13,313
Retained earnings	8,680	7,788
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(141)	(173)
Less treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders' equity	22,048	20,851
Total liabilities and stockholders' equity	$46,319	$40,537

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009

Revenues	$21,118	$13,181	$59,017	$49,508
Cost of revenues	18,688	11,439	52,496	44,389

Gross profit	2,430	1,742	6,521	5,119
Selling, general and administrative expenses	1,184	1,285	3,825	4,044

Operating income	1,246	457	2,696	1,075

Other income:
Foreign currency transaction	-	19	-	19
Interest income	23	16	81	70
Interest expense	(16)	(17)	(44)	(51)
Total other income	7	18	37	38

Income before provision for income taxes	1,253	475	2,733	1,113

Provision for income taxes	541	211	1,213	439

Net income	$712	$264	$1,520	$674

Earnings per common share:
Basic	$.11	$.04	$.24	$.11

Diluted	$.11	$.04	$.24	$.11
Weighted average common shares outstanding:
Basic	6,338,060	6,235,125	6,289,285	6,244,654
Diluted	6,348,964	6,277,115	6,302,117	6,285,260

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended Sept, 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009

Net income	$712	$264	$1,520	$674

Other comprehensive income before income tax :

Unrealized holding gains arising during the period	111	190	58	334

Less: reclassification adjustment for gains included in net income	-	-	-	-

Other comprehensive income before income tax	111	190	58	334

Income tax related to items of other comprehensive income	50	85	26	149

Other comprehensive income, net of income tax	61	105	32	185

Total comprehensive income	$773	$369	$1,552	$859

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2010	6,287,825	$63	$13,313	$7,788	$(173)	$(140)	$20,851
						-
Net income	-	-		1,520	-	-	1,520

Cash dividend - $.10 per share	-	-	-	(628)	-		(628)

Amortization of share-based compensation	-	-	15	-	-	-	15

Employee stock options exercised	110,500	1	174	-	-	-	175

Tax benefits from employee stock option plans	-	-	83	-	-	-	83

Net unrealized gains on available-for-sale securities	-	-	-	-	32	-	32

Balances, September 30, 2010	6,398,325	$64	$13,585	$8,680	$(141)	$(140)	$22,048

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Cash flows from operating activities:
Net income	$1,520	$674
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	128	129
Deferred income taxes	3	25
Tax benefits from exercise of stock options	(83)	-
Stock-based compensation expense related to stock option plan	15	14
Earnings from joint venture	(194)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,275)	5,059
Retainage receivable	667	2,050
Costs and estimated earnings in excess of billings on uncompleted contracts	(320)	(476)
Prepaid income taxes	-	25
Prepaid expenses and other receivables	49	(25)
Accounts payable	1,263	(4,312)
Retainage payable	(325)	(1,317)
Accrued payroll and benefits	490	(504)
Accrued expenses	127	33
Billings in excess of costs and estimated earnings on uncompleted contracts	2,844	(1,685)
Income taxes payable	314	-
Net cash provided by (used in) operating activities	1,223	(310)

Cash flows from investing activities:
Purchases of property and equipment	(88)	(79)
Proceeds from sale of marketable securities	1,564	-
Purchases of marketable securities	(530)	(7)
Repayment of advances by Joint Venture	17	-
Net cash provided by (used in) investing activities	963	(86)

Cash flows from financing activities:
Proceeds from employee stock options exercised	175	-
Dividends paid	(628)	(624)
Repayment of mortgage payable	(45)	(49)
Purchase of treasury stock	-	(124)
Tax benefits from employee stock options exercised	83	-
Net cash used in financing activities	(415)	(797)

Net increase (decrease) in cash and cash equivalents	1,771	(1,193)
Cash and cash equivalents, beginning of period	13,738	16,611
Cash and cash equivalents, end of period	$15,509	$15,418

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$44	$51
Income taxes	$890	$382

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Basis of Presentation

KSW, Inc. and its subsidiary, KSW Mechanical Services, Inc., together the “Company”, furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York.  On public works projects, the Company competes by submitting a sealed bid to the public entity.  The project is typically awarded to the lowest responsible bidder.  On private projects, the Company and its competitors negotiate with the developer, or its construction manager, on the cost of the mechanical work required. On larger, more complicated projects such as hospitals, the Company serves as a mechanical trade manager, performing project management services relating to the mechanical trades.  The Company considers itself to operate as one operating segment.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2010, and its results of operations and comprehensive income for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2010.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010.

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

Financial assets carried at fair value at September 30, 2010 are classified in the table below in one of three broad categories.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,628,000	$-	$-	$1,628,000

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

The work covered by the joint venture is made up of three components, (1) a mechanical segment performed by the Company, (2) an electrical segment performed by the Company’s joint venture partner and (3) a general construction segment.   The Joint Venture has issued three contracts, (1) to the Company to perform the mechanical work, (2) to the Company’s partner to perform the electrical work and (3) to a construction manager to perform the general construction work as an agent for the joint venture, on a reimbursable cost plus fee basis.

The Company has provided a guaranteed maximum price for the mechanical segment of the contract, and its joint venture partner has provided a guaranteed maximum price for the electrical segment of the contract. The Company shares joint venture profits/losses derived from the general construction segment equally with its joint venture partner.

If the other partner is unable to complete its contractual obligations, the Company would be fully liable to do so under the joint venture’s contract with the Port Authority of New York and New Jersey.  The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.  Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include the other partner’s inability to contribute additional funds to the venture in the event the project incurs a loss, additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to provide in the joint venture agreement, and the partner’s failure to pay its subcontractors and suppliers.

The Company uses a combination of the proportionate consolidation method and the equity method to account for its interest in the joint venture.  The Company  records the assets, liabilities, revenues and costs of revenues associated with the mechanical segment of the contract as gross amounts, in the financial statements (i.e. using the proportionate consolidation method), as it would any other contract with a third party. The Company records its 50% share of the revenues and costs of revenues associated with the general construction segment of the contract as gross amounts in the consolidated statement of income and records its portion of the assets and liabilities as a net amount in the consolidated balance sheet (i.e. using the equity method), under the caption  “Advances and Earnings of Joint Venture”. The joint venture partner is responsible for the electrical portion of the contract, and the Company is not recognizing any portion of that part of the joint venture contract in its financial statements.

In order to ensure that the Company’s unconsolidated joint venture is properly capitalized, the Company and its partner are currently billing the joint venture only for the costs incurred on their respective portions of the joint venture contract. The decision to bill the joint venture only for the costs incurred on the project has not had a significant impact on the Company’s liquidity. As the job progresses, the joint venture partners will bill the joint venture for their profit, and these amounts will be disbursed.

Since the Company is currently billing the joint venture for its costs related to the performance of the mechanical portion of the joint venture contract, which do not include any profit, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

As of September 30, 2010, the joint venture had cash totaling approximately $3,501,000, no portion of which was included in the Company’s cash balance in the consolidated balance sheet as of September 30, 2010.

At September 30, 2010, the Company has recorded the following in its consolidated balance sheets under the caption “Advances to and earnings from joint venture”:

Advances to joint venture	$-
Earnings from joint venture	194,000
Balance at September 30, 2010	$194,000

6.	Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  At September 30, 2010, there were 35,001 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 plan. Under this plan, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase

20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At September 30, 2010, there were 40,000 options outstanding of which 26,666 were vested under the 2007 plan.

During the three and nine months ended September 30, 2010, the Company incurred compensation expense related to the vesting of stock options totaling approximately $3,000 and $15,000, respectively.  During the three month ended September 30, 2010, an executive exercised an aggregate of 20,262 options.  During the three months ended June 30, 2010, an executive exercised an aggregate of 82,238 options.  In addition, an executive and the estate of a former director, exercised an aggregate of 8,000 options during the three months ended March 31, 2010.

During the three and nine months ended September 30, 2009, the Company incurred compensation expense related to the vesting of stock options totaling approximately $5,000 and $14,000, respectively.  There were no stock options exercised during the three and nine months ended September 30, 2009.

As of September 30, 2010, there was approximately $14,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 1.6 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the nine months ended September 30, 2010 was as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	185,501	$2.27
Expired/canceled	-	$-
Granted	-	$-
Exercised	(110,500)	$1.58
Outstanding at Sept. 30, 2010	75,001	$3.29	5.1	$61,000
Exercisable at Sept. 30, 2010	61,667	$3.43	4.3	$55,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept, 30, 2010
Proceeds from stock options exercised	$32,000	$-	$175,000	$-

Tax benefits related to stock options exercised	$12,000	$-	$83,000	$-

Intrinsic value of stock options exercised	$26,000	$-	$185,000	$-

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

(C)           Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000,000 of the Company’s common stock on the open market.  As of September 30, 2010, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140,000.

7.	Earnings per Share

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009

Net income	$712,000	$264,000	$1,520,000	$674,000

Earnings per share – basic:
Weighted average shares outstanding during the period	6,338,060	6,235,125	6,289,285	6,244,654

Earnings per share - basic	$.11	$.04	$.24	$.11

Earnings per share – diluted:
Weighted average shares outstanding during the period	6,338,060	6,235,125	6,289,285	6,244,654

Effect of stock option dilution	10,904	41,990	12,832	40,606

Total shares outstanding for purposes of calculating diluted earnings per share	6,348,964	6,277,115	6,302,117	6,285,260
Earnings per share – diluted	$.11	$.04	$.24	$.11

8.	Commitment and Contingencies

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

Results of Operations

Revenues

Total revenues for the quarter ended September 30, 2010 increased by $7,937,000, or 60.2%, to $21,118,000, as compared to $13,181,000 for the quarter ended September 30, 2009.  Total revenues for the nine months ended September 30, 2010 increased by $9,509,000, or 19.2%, to $59,017,000, as compared to $49,508,000 for the nine months ended September 30, 2009.

As of September 30, 2010, the Company had backlog of approximately $80,400,000.

The Company has been recommended for the award of the mechanical work for the new chiller plant serving the United Nations complex but the final contract value has not yet been determined.  This project is not included in the September 30, 2010 backlog.

Approximately $63,000,000 of the September 30, 2010 backlog is not reasonably expected to be completed within the year ending December 31, 2010.  The projects included in the backlog above and any other new contracts secured during 2010 may also increase 2010 revenues.  The amount of backlog not reasonably expected to be completed in the year ending December 31, 2010 is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.  The economic recession has impacted the number of private projects during 2010 which the Company may pursue.

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

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2010 increased by $7,249,000, or 63.4%, to $18,688,000, as compared to $11,439,000 for the quarter ended September 30, 2009.  Cost of revenues for the nine months ended September 30, 2010 increased by $8,107,000, or 18.3%, to $52,496,000, as compared to $44,389,000 for the nine months ended September 30, 2009.  The increase in cost of revenues for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009, were primarily associated with the increased revenues.

One component of the cost of revenues is steel products such as pipe, valves and fittings, which the Company typically installs on its projects.  The Company purchases steel products from local, national and international distributors.  The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions indicate a price rise, the Company enters into agreements locking in prices with its suppliers to purchase steel products, at fixed dollar amounts for extended time periods.  When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis.

Gross Profit

Gross profit for the quarter ended September 30, 2010, was $2,430,000, or 11.5% of revenues, as compared to gross profit of $1,742,000, or 13.2 % of revenues for the quarter ended September 30, 2009.

Gross profit for the nine months ended September 30, 2010 was $6,521,000, or 11.05% of revenues, as compared to gross profit of $5,119,000, or 10.3% of revenues for the nine months ended September 30, 2009.

The increase in gross profit for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily a result of increased revenues.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2010 decreased by $101,000, or (7.9)%, to $1,184,000, as compared to $1,285,000 for the quarter ended September 30, 2009.  SG&A for the nine months ended September 30, 2010 decreased by $219,000, or (5.4)%, to $3,825,000, as compared to $4,044,000 for the nine months ended September 30, 2009.

The decrease in SG&A during the quarter ended September 30, 2010, as compared to the same period in 2009, was primarily related to the Company’s ability to charge a portion of its overhead to trade management projects.  The decrease in SG&A during the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily related to the Company’s ability to charge a portion of its overhead to trade management projects as well as a reduction in employment costs.

Other Income

Other income for the quarter ended September 30, 2010 was $7,000, as compared to $18,000 for the quarter ended September 30, 2009.  Other income for the nine months ended September 30, 2010 was $37,000, as compared to $38,000 for the nine months ended September 30, 2009.  The changes in other income for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009, included an increase in the interest rates that investments were able to earn, a reduction in interest expense and a gain in the third quarter of 2009 from a foreign currency transaction.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2010 was $541,000, as compared to the provision for income taxes of $211,000 for the quarter ended September 30, 2009.  The provision for income taxes for the nine months ended September 30, 2010 was $1,213,000 as compared to a provision for income taxes of $439,000 for the nine months ended September 30, 2009.

Net Income

As a result of the above mentioned items, the Company reported net income of $712,000, or $.11 per share, basic and diluted, for the quarter ended September 30, 2010, as compared to reported net income of $264,000, or $.04 per share, basic and diluted, for the quarter ended September 30, 2009.

For the nine months ended September 30, 2010, the Company reported net income of $1,520,000, or $.24 per share, basic and diluted, as compared to reported net income of $674,000, or $.11 per share, basic and diluted, for the nine months ended September 30, 2009.

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

As of September 30, 2010, total cash and cash equivalents was $15,509,000, a $91,000 increase from the $15,418,000 reported as of September 30, 2009.

Please see Note 5, above, for a discussion of the Company’s joint venture.

Cash provided by (used in) operations

Net cash provided by operations was $1,223,000 for the nine months ended September 30, 2010. Net cash used in operations was $310,000 for the nine months ended September 30, 2009.  Both periods were affected by the funding of projects as well as the payment of corporate income taxes and executive bonuses, but profits have more than offset these items during the nine months ended September 30, 2010.

In order to ensure that the Company’s unconsolidated joint venture is properly capitalized, the Company and its partner are billing the joint venture only for the costs incurred on their respective portions of the joint venture contract.  The Company believes that this has not had a significant impact on the Company’s liquidity.  As the job progresses, the joint venture partners will bill the joint venture for their profits, and these amounts will then be disbursed.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $963,000 for the nine months ended September 30, 2010.

Net cash used in investing activities was $86,000 for the nine months ended September 30, 2009.

The Company purchased property and equipment totaling $88,000 and $79,000 and marketable securities totaling $530,000 and $7,000 during the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, the Company received proceeds from the sale of marketable securities totaling $1,564,000.  In addition, the Company’s unconsolidated joint venture has repaid advances totaling $17,000 during the nine months ended September 30, 2010.

Cash used in financing activities

Net cash used in financing activities was $415,000 for the nine months ended September 30, 2010, as compared to $797,000 for the nine months ended September 30, 2009.

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

During the nine months ended September 30, 2010, an executive and the estate of a former director exercised options to purchase an aggregate of 110,500 shares contributing cash proceeds of $175,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock options as part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  For the nine months ended September 30, 2010, $83,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

During the nine months ended September 30, 2009, the Company purchased 46,100 shares of treasury stock at a cost of $124,000.

In addition, the Company repaid principal payments on its mortgage payable totaling $45,000 and $49,000 during the nine months ended September 30, 2010 and 2009, respectively.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on March 31, 2011, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate  (3.25 % at September 30, 2010) or the London Inter-Bank Offered Rate (“LIBOR”) (.25 % at September 30, 2010) plus two percent per annum.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At September 30, 2010, approximately $27,000,000 of the Company’s backlog of $80,400,000 was bonded.  In addition, the Company and its joint venture partner are jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.

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

The Company does not utilize futures, options or other derivative instruments other than a completed interest rate swap on its mortgage payable with Bank of America, N.A. Because the mortgage is a variable rate mortgage, the Company used an interest rate swap to fix the interest rate that the Company pays at 5% over the term of the mortgage.  In addition, as of September 30, 2010, the Company has invested $1,628,000 in marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 11, 2010
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