Form 10-K
period 2010-12-31
KSW INC
filed 2011-03-22
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2010 was $17,497,008 (based on a price of $ 3.14 per share).

As of March 18, 2011, there were 6,366,625 shares of Common Stock, $.01 par value per share, outstanding.

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

Since 2008, banks have been less likely to lend money for private construction projects, and investors appear to be less likely to invest capital in new construction projects.  Private construction in New York City, which is dependent on the financial institutions and markets, has been affected by this crisis.  Therefore, the Company has shifted its focus to opportunities in the public and institutional construction sectors, where the Company has successfully worked in the past.  The Company believes its high cash reserves and strong balance sheet should help it weather the current economic condition.

Some of the Company’s ongoing institutional projects include:  Mount Sinai Center for Science and Medicine, Blythedale Children’s Hospital and the Morgan Stanley Children’s Hospital of New York Pediatric Emergency Department Renovation. The Company is also working on public projects such as the World Trade Center Chiller Plant, and several projects at Brookhaven National Laboratories.  The Company is completing its installation of the HVAC systems at a hotel/luxury apartment project at 42nd Street and 10th Avenue in Manhattan.

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

Prior to the current credit crisis and recent economic recession, the Company focused on the New York City private construction market and had been successful in obtaining projects from private owners and construction companies by utilizing its value engineering and trade management skills.  Many of these projects are obtained from repeat customers, who invite the Company to participate in the project while the project is still in the design phase, or to assist in bringing a project’s budget in line with the customer’s requirements.  While the amount of private construction projects available to the Company has decreased since 2008, recently there appears to be a modest increase in the number of private projects available for bidding.

On private projects, the Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems.  These changes reduce costs, but still yield the same results as the original plans.  The Company’s ability to provide this service has become increasingly recognized in the industry and has resulted in the Company’s ability to secure projects without competitive bidding. The Company believes that this service may provide additional opportunities in the future, when lending for private construction becomes more available. Certain governmental agencies have begun to incorporate value engineering provisions in their bid documents.

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

The Company purchases steel products from local, national and international distributors.  The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions indicated a price rise, the Company has in the past entered into agreements locking in prices with its suppliers to purchase steel products at fixed dollar amounts for extended time periods.  When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis.  The current prices for steel are fluctuating, and the Company is attempting to lock in prices for the length of each project, which may or may not be possible.

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

The Company continues to bid on public projects.  It has received letters of approval as an authorized bidder by various government agencies, including the Metropolitan Transportation Authority, the New York City Transit Authority, the New York City Health and Hospitals Corporation, the New York City School Construction Authority, the New York City Housing Authority, the Port Authority of New York and New Jersey and the New York State Dormitory Authority.

Markets. The Company competes for business primarily in the New York City metropolitan area.  However, the Company has performed work outside of that area in the past.

Backlog.  The Company had a backlog (anticipated revenue from the uncompleted portions of awarded contracts) totaling approximately $64,000,000 as of December 31, 2010, compared to approximately $121,500,000 as of December 31, 2009.

The backlog as of December 31, 2010 does not include the recently awarded United Nations Chiller Plant Project, valued at approximately $14,100,000, with add alternates, at the Owner’s option, which could increase the contract by an additional $1,000,000.

A portion of the Company’s anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year.  The Company believes that approximately $21,000,000 of the existing backlog at December 31, 2010, is not reasonably expected to be completed during the 2011 fiscal year.  The schedule for each project is different and subject to change due to circumstances outside the control of the Company. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year. The Company believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

The Company is actively seeking new contracts to add to its backlog.  Management believes that its value engineering services will continue to assist the Company in obtaining new contracts.

Competition.  On public works projects, the Company competes by submitting a sealed bid to the public entity.  The project is typically awarded to the lowest responsible bidder.  On private projects, the Company and its competitors negotiate with the developer, or its construction manager, on the costs of the mechanical work required.

The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the Company.  However, some of these large competitors are unfamiliar with the New York City metropolitan area.  On private and institutional projects, the Company believes it competes favorably with such companies because of its reputation in the New York City area and its knowledge of the local labor force and its ability to value engineer projects.  There are also many smaller contractors and subcontractors in the New York City metropolitan area, who may also compete for work.  The Company believes there are barriers to entry for smaller competitors, including bonding requirements, and relationships with subcontractors, suppliers and unions.

Regulations.  The construction industry is subject to various governmental regulations from local, state and federal authorities, such as the Occupational Safety and Health Administration (“OSHA”) and environmental agencies.  The Company is also governed by state and federal requirements regarding the handling and disposal of lead paint, but the financial impact of complying with such requirements cannot be predicted at this time because it varies from project to project.  The Company must also comply with regulations as to the use and disposal of solvents and hazardous wastes which compliance is a normal part of its operations.  The Company does not perform asbestos abatement, but has occasionally subcontracted that part of a contract to duly licensed asbestos abatement companies with the Company being named as an additional insured on the asbestos abatement company’s liability insurance policy.  The Company has not incurred any liability for violations of environmental laws.

Employees.  At December 31, 2010 the Company had approximately 38 full-time office and project support employees.  The Company also employs field employees, who are union workers.  The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract.  The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalty.

The Company pays benefits to union employees through payments to trust funds established by the unions.  The Company’s obligation is to pay a percentage of the wages of union workers to these trust funds.  The Company is not liable for under funding of these union plans.  The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan.  In 2010, the Company matched 25% of its employees’ yearly 401(k) contributions.

Dependence Upon Customers.   At any given time, a material portion of the Company’s contract revenue may be generated from a single customer through one large contract or various contracts.  The Company’s customer base can vary each year based on the nature and scope of the projects undertaken in that year.

For the year ended December 31, 2010, work under contracts with Tishman Construction, Bovis Lend Lease LMB, Inc., Port Authority of New York and New Jersey, through the Company’s Joint Venture at the World Trade Center, and Genesys Engineering, P.C. constituted 27%, 21%, 20%, and 10% of the Company’s total revenues, respectively.

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

As is customary and required in the industry, the Company is often requested to provide a surety bond.  The Company’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The larger the project and/or the number of projects under contract, the greater the requirements are for net worth and working capital.  The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed.  Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company.  At December 31, 2010, approximately $16,300,000  of the Company’s backlog was bonded.

Other Matters.  The Company does not own any patents or patent rights.  The Company’s business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2010 and 2009 and anticipates no research and development expenses in 2011.

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

The economic downturn, specifically in the New York City metropolitan area, has resulted in a decrease in construction spending in the private and public sectors in the market the Company serves.  In the past, the Company has experienced several projects placed on hold or terminated.  Current or future projects could be delayed or cancelled, which would reduce the Company’s future revenues.

The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2011. The Company maintains a $3,000,000 insurance policy on the life of the CEO, with proceeds payable to the Company.  The Company has no other current employment or non-competition agreements with senior management.  Because the Company relies on senior management’s relationships with its customers and in the construction industry in New York City, the failure to retain senior management would have a material adverse effect on the Company’s business.

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

Pursuant to a Modification of Lease Agreement, dated as of May 1, 1998, the Company leases office and warehouse space in Long Island City, New York, consisting of 18,433 square feet.  The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%.  The lease is a triple net lease, and thus the Company will pay any increases in real estate taxes over base year taxes, maintenance, insurance and utilities.  The current lease expires on June 30, 2014.

The Company also owns and occupies a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and 10,000 square feet of shop space.  It also owns and occupies an adjacent 5,000 square foot storage yard.   At December 31, 2010, the Company had an outstanding mortgage payable secured by this property totaling $1,052,000.

The properties are well maintained, adequate and suitable for their purposes.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, except:

a.           The case of KSW Mechanical Services, Inc. v. Pavarini McGovern LLC, et. al., (PMG), Supreme Court, N.Y. County, which is an action to recover KSW’s contract balance of $529,000, plus delay and impact costs of $160,032, from PMG, the construction manager on the 45th Street Hotel project.  PMG and the Owner are in litigation and in alternative dispute resolution proceedings over monetary issues unrelated to the Company’s work.  However, the Construction Manager cites these disputes with the Owner as the basis for failing to pay the Company’s contract balance.  There are at least two companion mechanic’s lien foreclosure actions instituted by other subcontractors.  The Company is a party to these actions because it has also filed a lien.  The actions are in the earliest stage and consolidation can be expected before discovery begins.  The Company is working with the Owner in an attempt to resolve the Company’s claim against PMG.

b.           In order to secure its receivable, the Company has filed two mechanic’s liens, totaling $1,092,155 against two buildings in Brooklyn, N.Y.  The Owner has cited slow sales and financing problems as the reasons for not paying the Company.  The Owner has bonded both liens.

The Company believes that the receivables recorded on its books, with respect to both legal proceedings discussed above, should be collected.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2010 were as follows:

Name	Age	Title
Floyd Warkol	63	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors
Richard W. Lucas	44	Chief Financial Officer
James F. Oliviero	64	General Counsel
Vincent Terraferma	60	Chief Operating Officer of KSW Mechanical

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

At March 18, 2011, the Company had 6,419,325 shares of common stock issued and 6,366,625 shares of common stock outstanding, which were held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company’s stock transfer agent and Broadridge Financial Solutions, Inc.

On November 29, 2010, the Company’s Board of Directors declared a cash dividend of $.07 per share.  The aggregate amount on the dividend was $445,000, and was paid on December 20, 2010 to stockholders of record as of December 14, 2010.

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

The following information on high and low bid data is provided for 2010 and 2009 based on intraday quotations:

	2010		2009
Quarter	High	Low	High	Low

First	$4.15	$3.51	$3.05	$2.00
Second	$3.87	$3.00	$2.94	$2.21
Third	$3.21	$2.65	$4.42	$2.59
Fourth	$3.68	$3.00	$3.92	$3.26

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

The following information for the years ended December 31, 2010 and 2009 is derived from the consolidated financial statements audited by BDO USA, LLP, which are included elsewhere herein.

The following information for the years ended December 31, 2008 and 2007 is derived from and qualified in its entirety to, the consolidated financial statements audited by J.H. Cohn LLP.  The following information for the year ended December 31, 2006 is derived from and qualified in its entirety to the consolidated financial statements  audited by  Marden, Harrison & Kreuter CPAs P.C.  Each of the previously mentioned consolidated financial statements is included elsewhere herein, or in prior years’ annual reports on Form 10-K, and should be read in conjunction with such financial information.

	As Of And For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share amounts)
Income Statement:
Revenues	$76,294	$64,494	$93,027	$77,266	$77,128
Costs of revenues	67,927	57,484	80,910	66,771	67,155
Gross profit	8,367	7,010	12,117	10,495	9,973
Selling, general and administrative expenses	4,863	4,964	5,283	4,427	4,511
Operating income	3,504	2,046	6,834	6,068	5,462
Other income	61	34	370	682	361
Income before provision for income taxes	3,565	2,080	7,204	6,750	5,823
Provision for income taxes	1,597	810	2,965	3,088	2,715
Net income	1,968	1,270	4,239	3,662	3,108
Net income per share –
Basic	.31	.20	.68	.59	.52
Diluted	.31	.20	.67	.59	.51
Number of shares used in earnings per share computation :
Basic	6,305,517	6,240,256	6,278,555	6,162,034	5,950,445
Diluted	6,318,349	6,283,540	6,334,329	6,242,607	6,077,127
Dividends per share	.17	.10	.20	--	.06
Balance Sheet Data:
Total assets	$41,561	$40,537	$50,499	$40,937	$35,545
Working capital	20,347	19,087	18,331	16,822	12,361
Current liabilities	18,479	18,632	29,251	23,548	22,422
Long-term liabilities	994	1,054	1,118	--	--
Stockholders' equity	22,088	20,851	20,130	17,389	13,123
Other Data:
Current ratio	2.10:1	2.02:1	1.63:1	1.71:1	1.55:1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains the general financial condition and the results of operations of the Company for the years ended December 31, 2010 and 2009 including:

• factors that affect its business;
• its earnings and costs in the periods presented;
• changes in earnings and costs between periods;
• sources of earnings; and
• impacts of these factors on its overall financial condition.

As you read this discussion and analysis, please refer to the Company’s audited consolidated financial statements and the notes thereto for the years ended 2010 and 2009 included elsewhere in this report.

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

On publicly funded projects, the Company competes by submitting a sealed bid to the public entity.  The project is typically awarded to the lowest responsible bidder.  On private projects, the Company and its competitors negotiate with the developer, or its construction manager, on the costs of the mechanical work required.

On private projects, the Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans, subject to the approval of the design professional.  This assistance reduces costs and yields the same results as the original designs.  As a result, the Company has historically obtained most of its contracts without being required to participate in a competitive bidding process.  Due to the current credit crisis, the Company has bid primarily on public contracts, some of which incorporate value engineering provisions.  The Company continues to pursue trade management contracts with large institutional builders, such as hospitals.

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

The majority of the Company’s contracts are awarded on a fixed-price basis.  Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company’s contract is awarded. The Company purchases steel products from local, national and international distributors.  The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions indicated a price rise, the Company has in the past entered into agreements locking in prices with its suppliers to purchase steel products at fixed dollar amounts for extended time periods.  When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis.  The current prices for steel are fluctuating, and the Company is attempting to lock in prices for the length of each project, which may or may not be possible.

Since 2008, the credit crisis has impacted the number of available private sector projects which the Company may pursue.  Therefore, the Company is aggressively pursuing opportunities in the public sector, where the Company has been successful in the past, while still bidding on any available private developments.  During the third quarter of 2009, the Company received awards of contracts for chiller plants at the new World Trade Center (awarded to the Company’s Joint Venture) and at the Brookhaven National Laboratory. During 2010, the Company was awarded a contract to provide controlled temperatures to the plaques at the National September 11 Memorial located at the World Trade Center site.

For the year ended December 31, 2010, the Company’s earnings were a result of increased revenues, increased gross profit earned from projects, decreased selling, general and administrative expenses and an increase in other income, as compared to the year ended December 31, 2009.

The Company’s revenues for 2010 increased 18.3%, as compared to revenue in 2009. The commencement of the World Trade Center project and Mount Sinai Hospital project contributed to this increase.

The gross profit for 2010 was higher than 2009 as a result of the higher revenues.

The Company’s selling, general and administrative expenses decreased in 2010, as compared to 2009, primarily as a result of reductions primarily in employment costs as well as the Company’s ability to charge a portion of its overhead to trade management contracts.

The Company’s other income was higher in 2010 as compared to 2009, primarily as a result of an increase in earnings from investments.

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

Results of Operations

The following table sets forth the amounts and the percentage of total revenues of certain items of the Company’s consolidated statements of operations for the periods indicated (dollar amounts in thousands):

	2010		2009
	Amount	Percent	Amount	Percent
Revenues	$76,294	100.0	$64,494	100.0
Costs of revenues	67,927	89.0	57,484	89.1
Gross profit	8,367	11.0	7,010	10.9
Selling, general and administrative expenses	4,863	6.4	4,964	7.7

Operating income	3,504	4.6	2,046	3.2
Other income	61	.1	34	.0
Income before provision for income taxes	3,565	4.7	2,080	3.2

Provision for income taxes	1,597	2.1	810	1.2

Net income	$1,968	2.6	$1,270	2.0

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Revenues

Revenues increased by $11,800,000, or 18.3%, to $76,294,000 for the year ended December 31, 2010, from $64,494,000 for the year ended December 31, 2009.  Revenues for the fourth quarter of 2010 were $17,277,000, an increase of $2,291,000, or 15.3%, from $14,986,000 in the fourth quarter of 2009.

The Company’s revenues for 2010 increased 18.3%, as compared to revenue in 2009.  The commencement of the World Trade Center project and Mount Sinai Hospital project contributed to this increase.

At December 31, 2010, the Company had backlog of approximately $64,000,000.

The backlog as of December 31, 2010 does not include the recently awarded United Nations Chiller Plant Project, valued at approximately $14,100,000, with add alternates, at the Owner’s option, which could increase the contract by an additional $1,000,000.

Approximately $21,000,000 of the December 31, 2010 backlog is not reasonably expected to be completed in the 2011 fiscal year.  New contracts secured by the Company during 2011 will also increase 2011 revenues.  The amounts of backlog not reasonably expected to be completed in 2011 is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.

During the 2009 third quarter, the Company received awards for chiller plants at the new World Trade Center (awarded to the Company’s Joint Venture) and at the Brookhaven National Laboratory. During 2010, the Company was awarded a contract to provide controlled temperatures to the plaques at the National September 11 Memorial located at the World Trade Center site. These projects have been in the construction phase in 2010.

During the year ended December 31, 2010, the Company had 27%, 21%, 20% and 10% of revenues, respectively, from its four largest customers.  The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues

Costs of revenues increase by $10,443,000, or 18.2%, to $67,927,000 for the year ended December 31, 2010, from $57,484,000 for the year ended December 31, 2009.  Costs of revenues for the fourth quarter of 2010 were $15,431,000, an increase of $2,336,000, or 17.8%, from $13,095,000 for the fourth quarter of 2009.  Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses.  Overhead costs include project supervision and drafting salaries as well as insurance costs.  Higher revenues generally require higher expenditures of costs, but high revenues allow the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.  The increase in cost of revenues was primarily associated with the increase in revenues.

One component of the cost of revenues is steel products such as pipe, valves and fittings which the Company typically installs on its projects.  The Company purchases steel products from local, national and international distributors.  The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions indicated a price rise, the Company has in the past entered into agreements locking in prices with its suppliers to purchase steel products at fixed dollar amounts for extended time periods.  When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis.  The current prices for steel are fluctuating, and the Company is attempting to lock in prices for the length of each project, which may or may not be possible.

Gross Profit

For the year ended December 31, 2010, the Company had a gross profit of $8,367,000 or 11.0% of revenues, as compared to $7,010,000 or 10.9% of revenues for the year ended December 31, 2009.  In the fourth quarter of 2010, the gross profit was $1,846,000 or 10.7% of revenues, as compared to $1,891,000 or 12.6% of revenues for the fourth quarter of 2009.

The overall increase in gross profit for 2010, as compared to 2009, was a result of higher revenues.

Selling, General and Administrative Expenses

For the year ended December 31, 2010, selling, general and administrative (“SG&A”) expenses decreased by $101,000, or (2.0)%, to $4,863,000 from $4,964,000 for the year ended December 31, 2009.  In the fourth quarter of 2010, SG&A expenses were $1,038,000, an increase of $118,000, or 12.8%, from $920,000 for the fourth quarter of 2009.

The decrease in SG&A expenses in 2010 as compared to 2009, was primarily related to the Company’s ability to charge a portion of its overhead to trade management projects as well as to a reduction in employment costs.

SG&A expenses for the fourth quarter of 2010, as compared to 2009, was higher due to an increase in employment costs.

Other Income

Other income for the year ended December 31, 2010 increased $27,000, or 79.4%, to $61,000, as compared to other income of $34,000 for the year ended December 31, 2009.

Interest income for the year ended December 31, 2010 was $121,000, as compared to $102,000 for the year ended December 31, 2009.  Interest expense for the year ended December 31, 2010 was $60,000, as compared to $68,000 for the year ended December 31, 2009.

Provision for Income Taxes

The income tax expense for the year ended December 31, 2010 was $1,597,000, or 44.8% of income before the provision for income, compared to $810,000, or 38.9% of income for the year ended December 31, 2009.

During 2009, the Company received a federal income tax refund which reduced the provision for income taxes.

Net Income

As a result of all the items above, the Company reported net income of $1,968,000, or $.31 per share-basic and diluted, for the year ended December 31, 2010.

As a result of all the items above, the Company reported net income of $1,270,000 or $.20 per share-basic and diluted, for the year ended December 31, 2009.

Liquidity and Capital Resources

General

The Company’s principal capital requirement is to fund its work on construction projects.  Projects are billed on a monthly basis based on the work performed to date.  These project billings, less a withholding of retention which is received as the project nears completion, are collectible based on the respective contract terms.  The Company has historically relied primarily on internally generated funds.  The Company has not relied on bank borrowings to finance its operations since July 2003.  The Company has a line of credit, which is subject to certain conditions.  See the discussion of the Company’s Credit Facility below.

For presentation purposes, $1,045,000 of short term investments in Canadian time deposits that were included in cash in the Company’s December 31, 2009 consolidated balance sheet have been reclassified to marketable securities.

As of December 31, 2010, the Company’s cash and cash equivalents balances totaled $14,945,000, an increase of $1,207,000 from the $13,738,000 balance, as adjusted, at December 31, 2009.

In addition, at December 31, 2010, the Company held marketable securities totaling $1,625,000, a $979,000 decrease from the $2,604,000 balance, as adjusted, at December 31, 2009.

Net cash (used in) provided by Operating Activities

Net cash provided by operating activities was $1,092,000 for the year ended December 31, 2010.  Net cash used in operating activities was $905,000 for the year ended December 31, 2009.

Cash received from customers includes contract revenues plus the changes in accounts receivable, retainage receivable, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of estimated earnings on uncompleted contracts less unconsolidated joint venture billings.  Cash received from customers for the year ended December 31, 2010 increased 14.0% as compared to the same period in 2009.  This increase is primarily a result of the increase in contract revenue.  These increased receipts, as well as interest income, were offset by amounts paid to fund project and selling, general and administrative costs, which include executive bonuses, interest expense and the payment of corporate income taxes.  These items contributed to the increase in cash provided by operations in 2010 as compared to cash used in operations in 2009.

In order to ensure that the Company’s unconsolidated Joint Venture is properly capitalized, the Company and its partner are billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract.  The Company believes that this arrangement has not had a significant impact on the Company’s liquidity.

When the project reaches substantial completion, which is anticipated to occur in the fourth quarter of 2011, and the Joint Venture determines that it will not incur any unaccounted for costs, and is not subject to any significant adjustments between the Joint Venture and the Port Authority of New York and New Jersey for additional or deleted work, the Joint Venture shall make a distribution to each partner of a portion of the difference between each partner’s adjusted subcontract and the amount billed by each partner to date.  At final completion, any balance remaining will be distributed.

Cash provided by (used in) Investing Activities

Net cash provided by investing activities was $943,000 for the year ended December 31, 2010.

Net cash used in investing activities was $1,156,000, as adjusted, for the year ended December 31,  2009.  The Company purchased marketable securities of $549,000 and $1,057,000, as adjusted, during 2010 and 2009,  respectively.  The Company received proceeds on the sales of marketable securities of $1,564,000 in 2010.  The Company purchased property and equipment totaling $89,000 and $82,000 in 2010 and 2009, respectively.

In addition, during the year ended December 31, 2009 the Company advanced its Joint Venture, which was awarded the contract for the chiller plant at the new World Trade Center, $17,000.  This money was repaid during 2010.

Cash used in Financing Activities

Net cash used in financing activities was $828,000 and $812,000 during 2010 and 2009, respectively.

During December 2008, the Company’s Board of Directors authorized the purchase, on the open market, of up to $1,000,000 of the Company’s common stock, through June 2009.

During the year ended December 31, 2009, the Company purchased 46,100 shares of its common stock at a cost of $124,000.

No individuals exercised stock options during the year ended December 31, 2009.

During the year ended December 31, 2010, an executive, the estate of a former director and an employee exercised options to purchase an aggregate of 131,500 shares of the Company’s common stock, contributing cash proceeds of $208,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock in the statement of cash flows  as a part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  As of December 31, 2010, $97,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of this dividend was $624,000, and it was paid on July 17, 2009 to stockholders of record as of June 29, 2009.

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount of the dividend was $628,000, and it was paid on May 24, 2010 to stockholders of record as of April 26, 2010.

On November 29, 2010, the Company’s Board of Directors declared a cash dividend of $.07 per share.  The aggregate amount on the dividend was $445,000, and it was paid on December 20, 2010 to stockholders of record as of December 14, 2010.

The Company repaid principal payments on its mortgage payable totaling $60,000 and $64,000 during the years ended December 31, 2010 and 2009, respectively.

  Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides for borrowings for working capital purposes up to $2,000,000.  This facility is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  On January 14, 2011, the Company and Bank of America, N.A. agreed to extend the working capital credit facility through March 31, 2012.  There were no borrowings against this facility during 2010 and 2009.

Under this facility, advances bear interest, based on the Company’s option, at either the bank’s prime lending rate (3.25% at December 31, 2010) or the London Interbank Offered Rate (“LIBOR”) (. 26% at December 31, 2010)  plus two percent per annum.

Payment may be accelerated by certain events of default such as unfavorable credit factors, the occurrence of a material adverse change in the Company’s business, properties or financial condition, a default in payment under the credit facility, impairment of security, bankruptcy, or the Company ceasing operations or being unable to pay its debts.  The line of credit must be paid in full at the end of the term.

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

As of December 31, 2010, approximately $16,300,000 of the Company’s backlog of approximately $64,000,000 was bonded.  The Company provides its surety with a detailed schedule of backlog on a quarterly basis.  The Company believes its bonding limits are sufficient based on the Company’s revenue, volume and size of the Company’s bonded contracts.

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

The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a discussion of the Company’s significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, see Note 2 to the Company’s consolidated financial statements included elsewhere herein.

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

During the years ended December 31, 2010 and 2009, the Company did not write off any receivables and therefore did not record an allowance for uncollectible trade accounts and retainage receivable at December 31, 2010 and 2009.

Accounting for income taxes

Judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and valuation allowances that might be required against the deferred tax assets and liabilities.  The Company’s consolidated balance sheets at December 31, 2010 and 2009 include deferred tax assets totaling $209,000 and $227,000, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its consistent reporting of financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB are the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

Currently, there are no new accounting pronouncements which would materially affect the Company.

CONTRACTUAL OBLIGATIONS

As of December 31, 2010, outstanding contractual obligations were as follows:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long- term debt (a)	$1,052,000	$58,000	$116,000	$116,000	$762,000
Capital leases	-	-	-	-	-
Operating leases (b)	798,000	223,000	458,000	117,000	-
Totals	$1,850,000	$281,000	$574,000	$233,000	$762,000

(a)	The long-term debt is related to the financing of the purchase of a pipe fabrication shop and adjacent yard located in Bronx, N.Y.

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

In addition, as of December 31, 2010, the Company had $1,625,000 in marketable securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference to pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the Company’s change in accountants which occurred in August 2009, there were no disagreements of the type described in Item 304(a)(1)(iv) of Regulation S-K or reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

The Company’s internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

As of December 31, 2010, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

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

b.           Any transaction required to be disclosed under this item must be approved by the Board of Directors as being in the Company’s best interest.

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

10.7
Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.8
Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.9
KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

10.10
Line of Credit Agreement Amendment No. 1, dated January 15, 2010 between KSW, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 19, 2010).

10.11	Line of Credit Agreement Amendment No. 2, dated January 14, 2011 between KSW, Inc. and Bank of America, N.A.

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

By:	/s/ Floyd Warkol
Floyd Warkol President, Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer) March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Floyd Warkol
Floyd Warkol President, Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer) March 18, 2011

/s/ Stanley Kreitman
Stanley Kreitman Director March 18, 2011

/s/ Edward T. LaGrassa
Edward T. LaGrassa Director March 18, 2011

/s/ Warren O. Kogan
Warren O. Kogan Director March 18, 2011

/s/ John A. Cavanagh
John A. Cavanagh Director March 18, 2011

/s/ Richard W. Lucas
Richard W. Lucas Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) March 18, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3-4

Consolidated Statements of Income	F-5

Consolidated Statements of Comprehensive Income	F-6

Consolidated Statements of Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8-9

Notes to Consolidated Financial Statements	F-10-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KSW, Inc. and Subsidiary
Long Island City, New York

We have audited the accompanying consolidated balance sheets of KSW, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSW, Inc. and Subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
New York, New York

March 18, 2011

KSW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$14,945	$13,738
Marketable securities	1,625	2,604
Accounts receivable	13,700	12,338
Retainage receivable	4,081	6,637
Costs and estimated earnings in excess of billings on uncompleted contracts	3,714	1,979
Prepaid income taxes	165	-
Prepaid expenses and other receivables	191	265
Advances to and earnings from joint venture	281	17
Deferred income taxes	124	141

Total current assets	38,826	37,719

Property and equipment, net	2,614	2,692
Deferred income taxes	85	86
Other	36	40

Total assets	$41,561	$40,537

(continued)

KSW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	10,641	12,005
Retainage payable	2,349	3,608
Accrued payroll and benefits	957	835
Accrued expenses	489	220
Billings in excess of costs and estimated earnings on uncompleted contracts	3,985	1,767
Income taxes payable	-	139

Total current liabilities	18,479	18,632

Mortgage payable, net of current portion	994	1,054

Total liabilities	19,473	19,686

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $.01 par value, 25,000,000 shares authorized, 6,419,325 and 6,287,825 issued, 6,366,625 and 6,235,125 shares outstanding at 2010 and 2009, respectively	64	63
Additional paid-in capital	13,634	13,313
Retained earnings	8,683	7,788
Accumulated other comprehensive loss	(153)	(173)
Treasury stock at cost, 52,700 shares	(140)	(140)

Total stockholders’ equity	22,088	20,851

Total liabilities and stockholders’ equity	$41,561	$40,537

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share and per share data)

	2010	2009

Revenues	$76,294	$64,494
Costs of revenues	67,927	57,484
Gross profit	8,367	7,010
Selling, general and administrative expenses	4,863	4,964
Operating income	3,504	2,046
Other income :
Interest income	121	102
Interest expense	(60)	(68)

Total other income	61	34
Income before provision for income taxes	3,565	2,080
Provision for income taxes	1,597	810
Net income	$1,968	$1,270
Basic earnings per common share	$.31	$.20
Diluted earnings per common share	$.31	$.20

Weighted average common shares outstanding –
Basic	6,305,517	6,240,256
Diluted	6,318,349	6,283,540

Cash dividend declared and paid per share	$.17	$.10

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands)

	2010	2009

Net income	$1,968	$1,270
Other comprehensive income:
Net unrealized holding gains arising during the year	36	324
Income tax expense related to items of other comprehensive income	(16)	(145)
Other comprehensive income, net of income tax expense	20	179

Total comprehensive income	$1,988	$1,449

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009
 (in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Total
Balances, January 1, 2009	6,287,825	$63	$13,293	$7,142	$(352)	$(16)	$20,130
Net income	-	-	-	1,270	-	-	1,270
Cash dividend paid - $.10 per share	-	-	-	(624)	-	-	(624)
Amortization of share-based compensation	-	-	20	-	-	-	20
Purchase of treasury stock	-	-	-	-	-	(124)	(124)
Net unrealized gains on available-for-sale securities	-	-	-	-	179	-	179

Balances, December 31, 2009	6,287,825	63	13,313	7,788	(173)	(140)	20,851

Net income	-	-	-	1,968	-	-	1,968
Exercise of employee stock options	131,500	1	207	-	-	-	208
Cash dividend paid - $.10 per share				(628)			(628)
Cash dividend paid - $.07 per share	-	-	-	(445)	-	-	(445)
Tax benefits from exercise of employee stock options	-	-	97	-	-	-	97
Amortization of share-based compensation	-	-	17	-	-	-	17
Net unrealized losses on available-for-sale securities	-	-	-	-	20	-	20
Balances, December 31, 2010	6,419,325	$64	$13,634	$8,683	$(153)	$(140)	$22,088

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$1,968	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171	172
Deferred income taxes	2	22
Tax benefits from exercise of stock options	(97)	-
Share-based compensation expense related to stock options	17	20
Earnings from unconsolidated Joint Venture	(281)	-
Changes in operating assets (increase) decrease:
Accounts receivable	(1,362)	7,110
Retainage receivable	2,556	2,460
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,735)	(1,750)
Prepaid expenses and other receivables	74	84
Prepaid income taxes	(68)	-

Changes in operating liabilities increase (decrease):
Accounts payable	(1,364)	(2,437)
Retainage payable	(1,259)	(1,374)
Accrued payroll and benefits	122	(819)
Accrued expenses	269	55
Billings in excess of costs and estimated earnings on uncompleted contracts	2,218	(6,183)
Income taxes payable	(139)	465
Net cash provided by (used in) operating activities	$1,092	$(905)

 (continued)

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONCLUDED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
 (in thousands)

	2010	2009
Cash flows from investing activities:
Proceeds received on sale of marketable securities	$1,564	$-
Purchases of marketable securities	(549)	(1,057)
Purchases of property and equipment	(89)	(82)
Advances to joint venture	17	(17)
Net cash provided by (used in) investing activities	943	(1,156)

Cash flows from financing activities:
Proceeds from the exercise of employee stock options	208	-
Tax benefits from exercise of stock options	97	-
Purchase of treasury stock	-	(124)
Repayment of long-term debt	(60)	(64)
Other	-	-
Cash dividends paid	(1,073)	(624)
Net cash used in financing activities	(828)	(812)
Net (decrease) increase in cash and cash equivalents	1,207	(2,873)
Cash and cash equivalents, beginning of year	13,738	16,611
Cash and cash equivalents, end of year	$14,945	$13,738
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$60	$68
Income taxes	$1,796	$390

For presentation purposes, $1,045 of short term investments in Canadian time deposits, that were included in cash in the Company’s December 31, 2009 consolidated balance sheet, have been reclassified to marketable securities.

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(1)	Principles of consolidation and nature of operations

The accompanying consolidated financial statements as of December 31, 2010 and 2009 and for the years then ended, include the accounts of KSW, Inc. and its wholly-owned subsidiary, KSW Mechanical Services, Inc., collectively “the Company”, and have been prepared in conformity with accounting principles generally acceptable in the United States of America.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

 The Company considers itself to operate as one operating segment.

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
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, cash equivalents consisted of Canadian time deposits and money market accounts.

(C)	Marketable securities

Marketable securities, consisting of Canadian time deposits, equity securities and mutual funds, are classified as “available-for-sale” securities and are stated at fair market value based on quoted market prices.  Realized gains and losses, determined using the specific identification method, are included in earnings.  Unrealized holding gains and losses are reported as comprehensive income (loss) in a separate component of stockholders’ equity.

(D)	Accounts and retainage receivable

Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices.  The Company may establish an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management’s

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(2)	Summary of significant accounting policies – cont’d

(D)	Accounts and retainage receivable – cont’d

periodic evaluation of the collectability of outstanding accounts and retainage receivable on an account-by-account basis.  Accounts receivable and contract retentions are due based on contract terms.  Amounts are deemed delinquent when they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

(E)	Credit risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

The Company maintains its cash accounts at balances which exceed Federally insured limits for such accounts.  The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.  At December 31, 2010, amounts in excess of federally insured limits totaled approximately $15,655.

Trade accounts and retainage receivables, at times, are due from government agencies, municipalities and private owners located in the New York metropolitan area.  The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs.  Trade accounts and retainage receivables from the Company’s three largest customers totaled approximately $10,981 and $ 7,979 at December 31, 2010 and 2009, respectively.

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
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
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
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

(L)	Impact of recently issued and adopted accounting standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its consistent reporting of financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  There were no recently issued accounting standards which materially affect the Company.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(3)	Marketable securities

The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2010 and 2009, were as follows:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2010:
Mutual funds and marketable equity securities	$1,902	$79	$(356)	$1,625

December 31, 2009:
Investment in Canadian time deposits, mutual funds and marketable equity securities	$2,917	$68	$(381)	$2,604

At December 31, 2010 and 2009, gross unrealized holding losses on available-for-sale securities were $356 and $381, respectively.  At December 31, 2010 and 2009, gross unrealized holding gains on available-for-sale securities were $79 and $68, respectively. The change in net unrealized holding losses, net of tax, was a decrease of $20 and $179 for the years ended December 31, 2010 and 2009, respectively.

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

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(3)	Marketable securities – cont’d

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets carried at fair value at December 31, 2010 are classified in the table below in one of the three categories described above.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,625	$-	$-	$1,625

Mutual funds and marketable equity securities are valued using market prices on active markets (Level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

For presentation purposes, $1,045 of short term investments in Canadian time deposits, that were included in cash in the Company’s December 31, 2009 consolidated balance sheet, have been reclassified to marketable securities.

(4)	Accounts and retainage receivable

	2010	2009
Accounts and retainage receivable:
Billed
Contracts in progress	$8,365	$5,681
Completed contracts	4,990	6,581
Unbilled	345	76
	$13,700	$12,338

Retainage receivable	$4,081	$6,637

At December 31, 2010, retained contract receivables totaling $691 were not expected to be realized within one year.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(5)	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consists of the following at December 31, 2010 and 2009:

	2010	2009
Costs incurred on uncompleted contracts	$59,819	$57,059
Estimated earnings	7,516	7,243
	67,335	64,302
Less billings to date	67,606	64,090
	$(271)	$212

The above amounts are included in the accompanying consolidated balance sheets under the following captions:

	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,714	$1,979
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,985)	(1,767)
	$(271)	$212

(6)	Joint Venture

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

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(6)	Joint Venture – cont’d

The Company has provided a guaranteed maximum price for the mechanical segment of the contract, and its joint venture partner has provided a guaranteed maximum price for the electrical segment of the contract. The Company shares joint venture profits/losses derived from the general construction segment equally with its joint venture partner.

If the other partner is unable to complete its contractual obligations, the Company would be fully liable to do so under the joint venture’s contract with the Port Authority of New York and New Jersey.  The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the joint venture.  Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include the other partner’s inability to contribute additional funds to the joint venture in the event the project incurs a loss, additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to provide in the joint venture agreement, and the partner’s failure to pay its subcontractors and suppliers.

The Company uses a combination of the proportionate consolidation method and the equity method to account for its interest in the joint venture.  The Company  records the assets, liabilities, revenues and costs of revenues associated with the mechanical segment of the contract as gross amounts, in the financial statements (i.e. using the proportionate consolidation method), as it would any other contract with a third party. The Company records its 50% share of the revenues and costs of revenues associated with the general construction segment of the contract as gross amounts in the consolidated statement of income and records its portion of the assets and liabilities as a net amount in the consolidated balance sheet (i.e. using the equity method), under the caption  “Advances to and Earnings from Joint Venture”. The joint venture partner is responsible for the electrical portion of the contract, and the Company is not recognizing any portion of that part of the joint venture contract in its financial statements.

In order to ensure that the Company’s unconsolidated joint venture is properly capitalized, the Company and its partner are currently billing the joint venture only for the costs incurred on their respective portions of the joint venture contract. The decision to bill the joint venture only for the costs incurred on the project has not had a significant impact on the Company’s liquidity. When the project reaches substantial completion, which is anticipated to occur in the fourth quarter of 2011, and the Joint Venture determines that it will not incur any unaccounted for costs, and is not subject to any significant adjustments between the Joint Venture and the Port Authority of New York and New Jersey for additional or deleted work, the Joint Venture shall make a distribution to each partner of a portion of the difference between each partner’s adjusted subcontract and the amount billed by each partner to date.  At final completion, any balance remaining will be distributed.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(6)	Joint Venture – cont’d

Since the Company is currently billing the joint venture for its costs related to the performance of the mechanical portion of the joint venture contract, which do not include any profit, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

As of December 31, 2010, the joint venture had cash totaling approximately $7,084, no portion of which was included in the Company’s cash balance in the consolidated balance sheet as of December 31, 2010.

At December 31, 2010 and 2009, the Company has recorded the following in its consolidated balance sheets under the caption “Advances to and earnings from joint venture”:

	2010	2009
Advances to joint venture	$-	$17
Earnings from joint venture	281	-
Balance at December 31, 2010	$281	$17

For the years ended December 31, 2010 and 2009, the Company has prepared analyses, as determined by Item 1-02(w) of Regulation S-X, to determine if the joint venture was a significant subsidiary investment requiring its separate financial statements to be included in the Company’s Form 10-K.  The results of these analyses showed that it was not necessary to include the financial statements of the joint venture in the Form 10-K filings because the joint venture did not meet any of the criteria set forth in Item 3-09 of Regulation S-X.

(7)	Property and equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land	$694	$694
Building	1,718	1,718
Machinery and equipment	814	803
Furniture and fixtures	976	967
Leasehold improvements	851	851
	5,053	5,033
Less accumulated depreciation and amortization	2,439	2,341
	$2,614	$2,692

Depreciation and amortization expense relating to property and equipment was approximately $167 and $168 for the years ended December 31, 2010 and 2009, respectively.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(8)	Mortgage payable

During December 2008, the Company purchased a pipe fabrication shop and an adjacent storage yard in Bronx, New York, from the Company’s Chief Executive Officer and a charitable foundation he controls at fair market value.

The Company financed a portion of this purchase using a $1,176 mortgage with Bank of America, N.A.  This mortgage has a ten year term, with interest amortized over twenty years, with any unpaid principal due in a balloon payment December 2018.  The mortgage payable is at a variable interest rate, and the Company used an interest swap instrument to convert the interest rate that the Company pays to a fixed rate.  The Company has determined that the fair value of the interest rate swap was immaterial.  Monthly payments are approximate $5 plus interest at 5%.  This mortgage is collateralized by the real estate.

Future principal maturities of this mortgage payable are as follows as of December 31, 2010:

Year ending
December 31,	Amount
2011	$58
2012	58
2013	58
2014	58
2015	58
Thereafter	762
Total	$1,052

Costs related to obtaining the mortgage debt are capitalized and amortized over the term of the related debt using the straight-line method.  When the loan is paid in full, any unamortized finance costs are removed from the related accounts and charged to operations.  During December 2008, the Company incurred costs related to the mortgage closing totaling $44.    During the year ended December 31, 2010 and 2009, amortization expense charged to operations related to these deferred mortgage costs totaled $4.   At December 31, 2010 and 2009, net deferred mortgage costs totaled $36 and $40, respectively, and are included in the consolidated balance sheets as a long term asset under the caption “Other”.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(9)	Income taxes

For the years ended December 31, 2010 and 2009 components of the provision for income taxes are as follows:

	2010	2009
Current
Federal	$948	$431
State and local	647	357
	1,595	788

Deferred
Federal	2	14
State and local	-	8
	2	22
Totals	$1,597	$810

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:

	2010	2009
Computed tax at the federal statutory rate of 34%	$1,212	$707
State and local taxes, net of federal benefit	386	225
Other items, net	(1)	(122)
Provision for income taxes	$1,597	$810

The details of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred income tax assets:

Property and equipment	$53	$60
Unrealized losses on marketable securities	124	141
Other tax carryforwards	32	26
Deferred income tax assets, net	$209	$227

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(9)           Income taxes – cont’d

At December 31, 2010 and 2009, the Company had net current deferred tax assets totaling $124 and $141, respectively.  At December 31, 2010 and 2009, the net non-current deferred tax assets total $85 and $86, respectively.

Management has evaluated its tax positions for the year ended December 31, 2010 and has determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2010.

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

At January 1, 2009, the Company had 145,501 outstanding options under the 1995 plan at an exercise price of $1.66.

During 2009 there were no options exercised under the 1995 plan.  During 2010, 131,500 options under the 1995 plan were exercised during the year.  At December 31, 2010 there were 14,001 outstanding and fully vested options under the 1995 plan.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

The 2007 Plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and Directors of the Company.  The primary purpose of the 2007 Plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 Plan.  Under this plan the Company has issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share.  At January 1, 2009, there were 20,000 options outstanding of which 6,666 were vested under the 2007 Plan.

On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At December 31, 2010, there were 40,000 options under the 2007 plan outstanding of which 26,666 were vested.

As of December 31, 2010, there was approximately $12 unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 1.4 years.

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

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Changes that occurred in options outstanding during 2010 and 2009 for both plans are summarized below:

	Number of Shares	2010 Weighed Average Exercise Price	Number of Shares	2009 Weighed Average Exercise Price
Outstanding at beginning of year	185,501	$2.27	165,501	$2.23

Expired/ canceled	-	-	-	-

Effect of stock dividend	-	-	-	-

Granted	-	-	20,000	$2.61

Exercised	(131,500)	$1.58	-	-

Outstanding at end of year	54,001	$3.95	185,501	$2.27

Exercisable at end of year	40,667	$4.39	158,834	$2.03

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 20,000 grants in 2009:  dividend yield of 0%; expected volatility of 56.84%; risk-free interest rate of 2.514%; and expected lives of five years.  The fair value of these options issued in 2009 was $1.32 per share.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised under both plans during the years end December 31, 2010 and 2009, respectively, are as follows:

	2010	2009

Proceeds from stock options exercised	$208	$-

Tax benefits related to stock options exercised	$97	$-

Intrinsic value of stock options exercised	$216	$-

The following table summarizes information about stock options outstanding at December 31, 2010:

Exercise Price	Shares	Contractual Life

$1.58	14,001	4.6 years
$6.95	20,000	6.6 years
$2.61	20,000	8.4 years
Total	54,001

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

	Shares	Average Price	Term in Years	Intrinsic Value

Outstanding Options	54,001	$3.95	6.7	$50
Exercisable Options	40,667	$4.39	6.2	$36

(B)	Dividend distributions

On November 29, 2010, the Company’s Board of Directors declared a cash dividend of $.07 per share.  The aggregate amount on the dividend was $445, and was paid on December 20, 2010 to stockholders of record as of December 14, 2010.

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The aggregate amount on the dividend was $628 and was paid on May 24, 2010 to stockholders of record as of April 26, 2010.

On June 2, 2009, the Company’s Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of June 29, 2009.  The aggregate amount of the dividend was $624 and such dividend was paid on July 17, 2009.

(C)	Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock.  As of December 31, 2010, no shares of preferred stock had been issued by the Company.

(D)	Treasury stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000 of the Company’s common stock on the open market.  As of December 31, 2010 and 2009, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(11)	Earnings per share

	2010	2009

Net earnings	$1,968	$1,270

Earnings per share – basic:
Weighted average shares outstanding during the year	6,305,517	6,240,256
Earnings per common share – basic	$.31	$.20

Earnings per share – diluted:
Weighted average shares outstanding during the year	6,305,517	6,240,256

Effect of stock option dilution	12,832	43,284

Total shares outstanding for purposes of calculating diluted earnings per share	6,318,349	6,283,540
Earnings per common shares and common share equivalent – diluted	$.31	$.20

(12)	Accumulated other comprehensive income (loss)

At December 31, 2010 and 2009, accumulated other comprehensive income and loss, which consists of net unrealized holding gains (losses) on available-for-sale securities, was as follows:

	2010	2009
Beginning balance	$(173)	$(352)
Current period change	20	179
Ending balance	$(153)	$(173)

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

(B)	Operating lease

The Company is obligated under a non-cancelable operating lease, for office space with minimum future rental payments at December 31, 2010 as follows:

Year ending
December 31,

2011	$223
2012	227
2013	231
2014	$117
Total	$798

Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $18, which escalates 2% each year.

The lease is a triple net lease which the Company pays any increases in real estate taxes over base year taxes, maintenance, insurance and utilities.  The current lease expires June 30, 2014.

Rent expense for the years ended December 31, 2010 and 2009 amounted to approximately $218 and $209, respectively.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(13)	Commitments and contingencies - cont’d

(C)	Environmental regulation

The Company must comply with certain Federal, state and local regulations involving contract compliance as well as the disposal of certain toxins.  In management’s opinion, there are no environmental contingencies or violations of environmental laws or regulations, which would have a material adverse impact on the results of operations or on the Company’s financial condition.

(D)	Legal

(1)	Other Proposals and Claims

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

(2)	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, except:

a.
The case of KSW Mechanical Services, Inc. v. Pavarini McGovern LLC, et. al., (PMG), Supreme Court, N.Y. County is an action to recover the Company’s contract balance of $529,000, plus delay and impact costs of $160,032, from PMG, the construction manager on the 45th Street Hotel project.  Trust Fund causes of action are also alleged against PMG’s principals.  PMG and the Owner are in litigation and in alternate dispute resolution proceedings over monetary issues unrelated to the Company’s work.  However, the Construction Manager cites these disputes with the

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(13)	Commitments and contingencies - cont’d

(D)	Legal – cont’d

(2)	Legal Proceedings – cont’d

Owner as the basis for failing to pay the Company’s contract balance.  There are at least two companion mechanic’s lien foreclosure actions instituted by other subcontractors.  The Company is a party to these actions because it has also filed a lien.  The actions are in the earliest stage and consolidation can be expected before discovery begins.  The Company is working with the Owner in an attempt to resolve the Company’s claim against PMG.

b.
In order to secure its receivable, the Company has filed two mechanic’s liens, totaling $1,092,155 against two buildings in Brooklyn, N.Y.  The Owner has cited slow sales and financing problems as the reasons for not paying the Company.  The Owner has bonded both liens.

The Company believes that the receivables recorded on its books, with respect to both legal proceedings discussed above, should be collected.

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

In addition, for the period January 1, 2006 through December 31, 2009, he received a bonus equal to 9.5% of the Company’s adjusted annual operating profits before taxes, which are in excess of $250.  For the period January 1, 2010 through December 31, 2011, he will receive a bonus equal to 9.5% of the Company’s adjusted annual profits before taxes which are in excess of $100.  For the years ended December 31, 2010 and 2009, bonus expense related to this agreement was $366 and $194, respectively.  At December 31, 2010 and 2009, accrued bonus payable included in the accompanying consolidated balance sheets related to this agreement was approximately $216, and $144, respectively.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(14)	Credit facility

The Company has a line of credit facility from Bank of America, N.A. which provides borrowings for working capital purposes up to $2,000.  There have been no borrowings against this credit facility.  This facility expires on March 31, 2011, is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  (See Note 18(A)).

Advances related to the facility in place at December 31, 2010 bear interest, based on the Company’s option, at either the bank’s prime lending rate, or the London Interbank Offered Rate (“Libor”) plus two percent per annum.

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

Revenues from the Company’s largest customers were approximately 27%, 21%, 20%, and 10%, of its contract revenue in 2010; 23%, 17%, 12%, 12% and 11% of its contract revenue in 2009.

(16)          Retirement plans

(A)	Profit-sharing/401(k) plan

The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan.  The Company may make discretionary contributions to the plan.  The total of employee contributions may not exceed Federal government limits.  The Company expensed approximately $85 and  $87 as a 25% matching contribution for the years ended December 31, 2010 and 2009, respectively.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands, except share data)

(16)	Retirement plans – cont’d

(B)	Multiemployer pension plans

Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees.  These plans provide benefits based on union members’ earnings and periods of coverage under the respective plans.  The Company has expensed approximately $2,328 and $2,468 for the years ended December 31, 2010 and 2009, respectively, related to multi-employer pension plans for its union employees.

(17)	Backlog

At December 31, 2010, the Company had a backlog of approximately $64,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.

(18)	Subsequent events

(A)	Line of Credit

On January 14, 2011, the Company extended the working capital credit facility with Bank of America, N.A for a term expiring March 31, 2012.

EXHIBIT INDEX

Exhibit No.	Description

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

10.7
Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.8
Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.9
KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

10.10
Line of Credit Agreement Amendment No. 1, dated January 15, 2010 between KSW, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 19, 2010).

10.11	Line of Credit Agreement Amendment No. 2, dated January 14, 2011 between KSW, Inc. and Bank of America, N.A.

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.