Form 10-Q
period 2011-03-31
KSW INC
filed 2011-05-11
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2011
Common stock, $.01 par value	6,366,625

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets –
	March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income –
	Three months ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Comprehensive Income –
	Three months ended March 31, 2011 and 2010 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity –
	Three months ended March 31, 2011 (unaudited)	6

	Consolidated Statements of Cash Flows–
	Three months ended March 31, 2011 and 2010 (unaudited)	7

	Notes to Consolidated Financial Statements–	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	[Removed and Reserved]	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURE		22
INDEX TO EXHIBITS		23

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,370	$14,945
Marketable securities	1,651	1,625
Accounts receivable	13,790	13,700
Retainage receivable	3,616	4,081
Costs and estimated earnings in excess of billings on uncompleted contracts	3,243	3,714
Prepaid income taxes	131	165
Prepaid expenses and other receivables	177	191
Advances to and earnings from joint venture (Note 5)	353	281
Deferred income taxes	115	124
Total current assets	38,446	38,826
Property and equipment, net of accumulated depreciation and amortization of $2,478 and $2,439 at 3/31/11 and 12/31/10, respectively	2,575	2,614
Deferred income taxes	114	85
Other	35	36
Total assets	$41,170	$41,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	12.025	10,641
Retainage payable	2.229	2,349
Accrued payroll and benefits	657	957
Accrued expenses	294	489
Billings in excess of costs and estimated earnings on uncompleted contracts	2,513	3,985
Total current liabilities	17,776	18,479
Mortgage payable, net of current portion	980	994
Total liabilities	18,756	19,473

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized; 6,419,325 shares issued and 6,366,625 shares outstanding	64	64
Additional paid-in capital	13,636	13,634
Retained earnings	8,994	8,683
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(140)	(153)
Less treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders' equity	22,414	22,088
Total liabilities and stockholders' equity	$41,170	$41,561

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues	$16,548	$13,460

Cost of revenues	14,826	12,053

Gross profit	1,722	1,407

Selling, general and administrative expenses	1,302	1,236

Operating income	420	171

Other income:
Interest income	22	34
Interest expense	(15)	(13)
Total other income	7	21

Income before provision for income taxes	427	192

Provision for income taxes	116	105

Net income	$311	$87

Earnings per common share:
Basic	$.05	$.01

Diluted	$.05	$.01

Weighted average common shares outstanding:
Basic	6,366,625	6,238,500
Diluted	6,374,110	6,285,077

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income	$311	$87
Other comprehensive income:
Net unrealized holding gains arising during the period	22	36
Income tax expense related to items of other comprehensive income	9	16

Other comprehensive income, net of income tax expense	13	20
Total comprehensive income	$324	$107

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2011	6,419,325	$64	$13,634	$8,683	$(153)	$(140)	$22,088

Net income	-	-	-	311	-	-	311

Amortization of share-based compensation	-	-	2	-	-	-	2

Net unrealized gains on available-for-sale securities	-	-	-	-	13	-	13

Balances, March 31, 2011	6,419,325	$64	$13,636	$8,994	$(140)	$(140)	$22,414

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income	$311	$87
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	40	43
Deferred income taxes	(29)	7
Tax benefits from exercise of stock options	-	(7)
Stock-based compensation expense related to stock option plan	2	6
Earnings from joint venture	(72)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(90)	(1,614)
Retainage receivable	465	(378)
Costs and estimated earnings in excess of billings on uncompleted contracts	471	(227)
Prepaid expenses and other receivables	14	(14)
Prepaid income taxes	34	(33)
Accounts payable	1,384	(401)
Retainage payable	(120)	308
Accrued payroll and benefits	(300)	(142)
Accrued expenses	(195)	(87)
Billings in excess of costs and estimated earnings on uncompleted contract	(1,472)	1,489
Income taxes payable	-	(139)
Net cash (used in) provided by operating activities	443	(1,113)

Cash flows from investing activities:
Purchases of property and equipment	-	(83)
Proceeds from sale of marketable securities	-	1,045
Purchases of marketable securities	(4)	(547)
Net cash (used in) provided by investing activities	(4)	415

Cash flows from financing activities:
Proceeds from employee stock options exercised	-	12
Tax benefits from employee stock options exercised	-	7
Repayment of mortgage payable	(14)	(15)
Purchase of treasury stock	-	-
Net cash (used in) provided by financing activities	(14)	4

Net increase (decrease) in cash and cash equivalents	425	(694)

Cash and cash equivalents, beginning of period	14,945	13,738

Cash and cash equivalents, end of period	$15,370	$13,044

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15	$13
Income taxes	$111	$263

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2011, and its results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2011 and 2010.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2011.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note 2 to the  consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has made no significant changes to these policies during 2011.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011.

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

Financial assets carried at fair value at March 31, 2011 are classified in the table below in one of three broad categories.

	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,651,000	$-	$-	$1,651,000

5.	Joint Venture

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

In order to ensure that the Company’s unconsolidated Joint Venture was properly capitalized, the Company and its partner were billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract. The decision to bill the Joint Venture only for the costs incurred on the project did not have a significant impact on the Company’s liquidity.

As the job progresses, and the Joint Venture determines that it will not incur any unaccounted for costs, and is not subject to any significant adjustments between the Joint Venture and the Port Authority of New York and New Jersey for additional or deleted work, the Joint Venture shall make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner. During the quarter ended March 31, 2011, the Company and its joint venture partner have each received an additional distribution of $400,000 in excess of their costs. At final completion, any balance remaining will be distributed.

Since the Company is currently billing the Joint Venture for its costs related to the performance of the mechanical portion of the joint venture contract plus a portion of its profit on this work, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

As of March 31, 2011, the Joint Venture had cash totaling approximately $4,600,000 no portion of which was included in the Company’s cash balance in the consolidated balance sheet as of March 31, 2011.

At March 31, 2011, the Company has recorded the following in its consolidated balance sheets under the caption “Advances to and earnings from joint venture”:

Advances to joint venture	$-
Earnings from joint venture	353,000
Balance at March 31, 2011	$353,000

6.	Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  At March 31, 2011, there were 14,001 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 plan. Under this plan, in 2007, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share.  At March 31, 2011, there were 40,000 options outstanding of which 26,666 were vested under the 2007 plan.

During the three months ended March 31, 2011, the Company incurred compensation expense related to the vesting of stock options totaling approximately $2,000. There were no options exercised during the three months ended March 31, 2011.

During the three months ended March 31, 2010, the Company incurred compensation expense related to the vesting of stock options totaling approximately $6,000.  In addition, an executive and the estate of a former director, exercised an aggregate of 8,000 options during the three months ended March 31, 2010.

As of March 31, 2011, there is approximately $10,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 1.1 years.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the three months ended March 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	54,001	$3.95
Expired/canceled	-	$-
Granted	-	$-
Exercised	-	$-
Outstanding at March 31, 2011	54,001	$3.95	6.5	$46,000
Exercisable at March 31, 2011	40,667	$4.39	6.0	$33,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Proceeds from stock options exercised	$-	$12,000
Tax benefits related to stock options exercised	$-	$7,000
Intrinsic value of stock options exercised	$-	$16,000

(B)           Dividend

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  The dividend was paid on May 24, 2010 to stockholders of record as of April 26, 2010.

(C)           Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000,000 of the Company’s common stock on the open market.  As of March 31, 2011, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140,000.

7.	Earnings per Share

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income	$311,000	$87,000

Earnings per share – basic:
Weighted average shares outstanding during the period	6,366,625	6,238,500

Earnings per share - basic	$.05	$.01

Earnings per share – diluted:
Weighted average shares outstanding during the period	6,366,625	6,238,500

Effect of stock option dilution	7,485	46,577

Total shares outstanding for purposes of calculating diluted earnings per share	6,374,110	6,285,077

Earnings per share – diluted	$.05	$.01

8.	Commitment and Contingencies

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

Results of Operations

Revenues

Total revenues for the quarter ended March 31, 2011 increased by $3,088,000, or 22.9% to $16,548,000, as compared to $13,460,000 for the quarter ended March 31, 2010.

As of March 31, 2011 the Company had backlog of approximately $69,225,000.

Approximately $32,000,000 of the March 31, 2011 backlog is not reasonably expected to be completed within the year ending December 31, 2011. New contracts secured during 2011 will increase 2011 revenues.  The amount of backlog not reasonably expected to be completed in the current fiscal year is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.

During the 2009 third quarter, the Company received awards for chiller plants at the new World Trade Center (awarded to the Company’s Joint Venture) and at the Brookhaven National Laboratory. During 2010, the Company was awarded a contract to provide controlled temperatures to the plaques at the National September 11 Memorial located at the World Trade Center site. These projects began the construction phase during 2010 and contributed to the increased revenues in 2011 as compared to 2010.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2011 increased by $2,773,000, or 23.0% to $14,826,000, as compared to $12,053,000 for the quarter ended March 31, 2010.  The increase in cost of revenues for the quarter ended March 31, 2011, as compared to March 31, 2010, was primarily associated with the increased revenues.  Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses.  Overhead costs include project supervision and drafting salaries as well as insurance costs.  Higher revenues generally require higher expenditures of costs, but high revenues allow the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.

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

Gross Profit

Gross profit for the quarter ended March 31, 2011 was $1,722,000, or 10.4% of revenues, as compared to a gross profit of $1,407,000, or 10.5% of revenues, for the quarter ended March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2011 increased by $66,000, or 5.3% to $1,302,000, as compared to $1,236,000 for the quarter ended March 31, 2010.

This change was primarily a result of an increase in employment costs, partially offset by the Company’s ability to charge a portion of its overhead costs to trade management contracts.

Other Income

Other income for the quarter ended March 31, 2011 was $7,000, as compared to $21,000 for the quarter ended March 31, 2010.  This decrease in other income was primarily a result of a decrease in interest income during the quarter ended March 31, 2011, as compared to the same period in 2010.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2011 was $116,000, as compared to the provision for income taxes of $105,000 for the quarter ended March 31, 2010.  The effective tax rate during the quarter ended March 31, 2011, as compared to the same period in 2010, was lower than the Company’s statutory tax rate as a result of a reversal during 2011 of a prior year over accrual of taxes.

Net Income

As a result of the above mentioned items, the Company reported net income of $311,000, or $.05 per share-basic and diluted, for the quarter ended March 31, 2011, as compared to reported net income of $87,000, or $.01 per share-basic and diluted, for the quarter ended March 31, 2010.

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

As of March 31, 2011, total cash and cash equivalents was $15,370,000, a $2,326,000 increase from the $13,044,000 reported as of March 31, 2010. As of March 31, 2011, the Company’s Joint Venture had cash totaling approximately $4,600,000, which is not included in the Company’s consolidated balance sheet as of March 31, 2011. As of March 31, 2011, marketable securities were $1,651,000, as compared to $2,142,000 reported as of March 31, 2010.

Cash provided by (used in) operations

Net cash provided by operations was $443,000 for the quarter ended March 31, 2011. Net cash used in operations was $1,113,000 for the quarter ended March 31, 2010.  Both periods were affected by the funding of projects, the payment of corporate income taxes and executive bonuses.

Cash received from customers includes contract revenues plus the changes in accounts receivable, retainage receivable, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of estimated earnings on uncompleted contracts less unconsolidated joint venture billings.  Cash received from customers for the three months ended March 31, 2011 increased 19.1% as compared to the same period in 2010.  This increase is primarily a result of the increase in contract revenue.  These increased receipts, as well as interest income, were offset by amounts paid to fund project and selling, general and administrative costs, which include executive bonuses, interest expense and the payment of corporate income taxes.  These items contributed to the increase in cash provided by operations in 2011 as compared to cash used in operations in 2010.

In order to ensure that the Company’s unconsolidated Joint Venture was properly capitalized, the Company and its partner had been billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract.  The Company believes that this arrangement did not have a significant impact on the Company’s liquidity. During the quarter ended March 31, 2011, the Company and its joint venture partner have each received an additional distribution of $400,000 in excess of their costs.

As the project reaches substantial completion, which is anticipated to occur in the fourth quarter of 2011, and the Joint Venture determines that it will not incur any unaccounted for costs, and is not subject to any significant adjustments between the Joint Venture and the Port Authority of New York and New Jersey for additional or deleted work, the Joint Venture shall make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner.  At final completion, any balance remaining will be distributed.

Cash (used in) provided by investing activities

Net cash used in investing activities was $4,000 for the quarter ended March 31, 2011. Net cash provided by investing activities was $415,000 for the quarter ended March 31, 2010. The Company purchased property and equipment totaling $0 and $83,000 and marketable securities totaling $4,000 and $547,000 during the quarters ended March 31, 2011 and 2010, respectively. During the quarter ended March 31, 2010, the Company had proceeds from the maturing of short-term investments totaling $1,045,000.

Cash (used in) provided by financing activities

Net cash used in financing activities during the quarter ended March 31, 2011 was $14,000.

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

In addition, the Company repaid principal payments on its mortgage payable totaling $14,000 and $15,000 during the quarters ended March 31, 2011 and 2010, respectively.

On March 9, 2010, the Company’s Board of Directors declared a cash dividend of $.10 per share.  At March 31, 2010, the Company accrued $628,000 for this dividend.  This amount was paid on May 24, 2010 and therefore no amounts were included in the cash flows from financing activities in the accompanying consolidated statement of cash flows for the period ended March 31, 2010.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on March 31, 2012, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate (3.25% at March 31, 2011) or the London Inter-Bank Offered Rate (“LIBOR”) (.24% at March  31, 2011) plus two percent per annum.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At March 31, 2011, approximately $9,300,000 of the Company’s backlog of $69,225,000 is bonded.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be “critical” from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

See Note (9) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements

Certain statements contained in this report are not historical facts and constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These forward looking statements generally can be identified as statements that include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  This document describes factors that could cause actual results to differ materially from expectations of the Company.  All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.  Such risks, uncertainties, and other important factors include, among others:  inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, cancellation, suspension or delay of projects by customers, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company’s control and other factors as are described in “ Part I, Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Forward-looking statements speak only as of the date of the document in which they are made.  Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

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

In addition, as of March 31, 2011, the Company had $1,651,000 of marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2011, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, except:

a. The case of KSW Mechanical Services, Inc. v. Pavarini McGovern, LLC, et. al.,(PMG), Supreme Court, N.Y. County, which is an action to recover KSW’s contract balance of $529,000, plus delay and impact cost of $160,032, from PMG, the construction manager on the 45th Street Hotel project.  PMG and the Owner have been in litigation and in alternative dispute resolution proceedings over monetary issues unrelated to the Company’s work.  The Construction Manager has cited these disputes with the Owner as the basis for failing to pay the Company’s contract balance.  There are at least two companion mechanic’s lien foreclosure actions instituted by other subcontractors.  The Company is a party to these actions because it has also filed a lien.

The actions are in the earliest stage and a pending consolidation motion must be decided by the Court before discovery begins.  On April 5, 2011, the Owner filed a voluntary petition under Chapter 11 of the Bankruptcy Code.  The Company does not believe that this petition will impede the Company’s action against PMG.  The Company believes that the receivable recorded on its books should be collected.

b. In March 2011, in order to secure its receivable, the Company filed two mechanic’s liens, against two buildings in Brooklyn, N.Y.  Subsequent to these filings, the Company and the Owner of both buildings reached an agreement pursuant to which the Company’s entire booked receivable was paid, and the liens were discharged.

ITEM 1A.	RISK FACTORS

There have been no material changes in or additions to the risk factors disclosed in the Company’s December 31, 2010 Annual Report on Form 10-K.

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

KSW, INC.

Date: May 10, 2011	/s/Richard W. Lucas
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