Form 10-Q
period 2011-09-30
KSW INC
filed 2011-11-14
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class	November 11, 2011
Common stock, $.01 par value	6,366,625

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
KSW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,675	$14,945
Marketable securities	2,029	1,625
Accounts receivable	12,822	13,700
Retainage receivable	4,067	4,081
Costs and estimated earnings in excess of billings on uncompleted contracts	2,159	3,714
Prepaid income taxes	101	165
Prepaid expenses and other receivables	131	191
Advances to and earnings from joint venture (Note 5)	682	281
Deferred income taxes	187	124
Total current assets	37,853	38,826
Property and equipment, net of accumulated depreciation and amortization of $2,556 and $2,439 at 9/30/11 and 12/31/10, respectively	2,498	2,614
Deferred income taxes	116	85
Other	33	36
Total assets	$40,500	$41,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	12,423	10,641
Retainage payable	2,856	2,349
Accrued payroll and benefits	617	957
Accrued expenses	74	489
Billings in excess of costs and estimated earnings on uncompleted contracts	1,491	3,985
Total current liabilities	17,519	18,479
Mortgage payable, net of current portion	950	994
Total liabilities	18,469	19,473

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized; 6,419,325 shares issued and 6,366,625 shares outstanding	64	64
Additional paid-in capital	13,640	13,634
Retained earnings	8,694	8,683
Accumulated other comprehensive loss:
Net unrealized holding losses on available -for-sale securities	(227)	(153)
Less treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders' equity	22,031	22,088
Total liabilities and stockholders' equity	$40,500	$41,561

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010

Revenues	$16,169	$21,118	$50,149	$59,017
Cost of revenues	14,654	18,688	44,845	52,496

Gross profit	1,515	2,430	5,304	6,521

Selling, general and administrative expenses	1,068	1,184	3,688	3,825

Operating income	447	1,246	1,616	2,696

Other income:
Interest income	21	23	64	81
Interest expense	(15)	(16)	(44)	(44)
Total other income	6	7	20	37

Income before provision for income taxes	453	1,253	1,636	2,733

Provision for income taxes	223	541	670	1,213

Net income	$230	$712	$966	$1,520

Earnings per common share:
Basic	$.04	$.11	$.15	$.24

Diluted	$.04	$.11	$.15	$.24

Weighted average common
shares outstanding:
Basic	6,366,625	6,338,060	6,366,625	6,289,285
Diluted	6,373,892	6,348,964	6,374,171	6,302,117

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended Sept, 30, 2011	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010

Net income	$230	$712	$966	$1,520

Other comprehensive income (loss) before income tax provision (benefit):

Unrealized holding gains(losses) arising during the period	(185)	111	(137)	58

Less: reclassification adjustment for gains included in net income	-	-	-	-

Other comprehensive income (loss) before income tax provision (benefit)	(185)	111	(137)	58

Income tax provision (benefit) related to items of other comprehensive income (loss)	(84)	50	(63)	26

Other comprehensive income (loss), net of income tax provision (benefit)	(101)	61	(74)	32

Total comprehensive income	$129	$773	$892	$1,552

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011
 (in thousands, except share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, December 31, 2010	6,419,325	$64	$13,634	$8,683	$(153)	$(140)	$22,088

Net income	-	-	-	966	-	-	966

Cash dividend - $.15 per share	-	-	-	(955)	-	-	(955)

Amortization of share-based compensation	-	-	6	-	-	-	6

Net unrealized losses on available-for- sale securities	-	-	-	-	(74)	-	(74)

Balances, September 30, 2011	6,419,325	$64	$13,640	$8,694	$(227)	$(140)	$22,031

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Cash flows from operating activities:
Net income	$966	$1,520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	120	128
Deferred income taxes	(31)	3
Tax benefits from exercise of stock options	-	(83)
Stock-based compensation expense related to stock option plan	6	15
Earnings from joint venture	(277)	(194)
Changes in operating assets and liabilities:
Accounts receivable	878	(5,275)
Retainage receivable	14	667
Costs and estimated earnings in excess of billings on uncompleted contracts	1,555	(320)
Prepaid income taxes	64	-
Prepaid expenses and other receivables	60	49
Accounts payable	1,782	1,263
Retainage payable	507	(325)
Accrued payroll and benefits	(340)	490
Accrued expenses	(415)	127
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,494)	2,844
Income taxes payable	-	314
Net cash provided by operating activities	2,395	1,223

Cash flows from investing activities:
Purchases of property and equipment	(1)	(88)
Proceeds from sale of marketable securities	-	1,564
Purchases of marketable securities	(541)	(530)
(Advances to) / repayment by Joint Venture, net	(124)	17
Net cash (used in) provided by investing activities	(666)	963

Cash flows from financing activities:
Proceeds from employee stock options exercised	-	175
Dividends paid	(955)	(628)
Repayment of mortgage payable	(44)	(45)
Tax benefits from employee stock options exercised	-	83
Net cash used in financing activities	(999)	(415)

Net increase in cash and cash equivalents	730	1,771
Cash and cash equivalents, beginning of period	14,945	13,738
Cash and cash equivalents, end of period	$15,675	$15,509

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$44	$44
Income taxes	$638	$890

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Basis of Presentation

KSW, Inc. and its subsidiary, KSW Mechanical Services, Inc., together the “Company”, furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York.  The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.  The Company operates as one operating segment.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2011, and its results of operations and comprehensive income for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2011.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011.

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

Financial assets carried at fair value at September 30, 2011 and December 31, 2010 are classified in the tables below in one of three broad categories.

September 30, 2011:
	Level 1	Level 2	Level 3	Total
Mutual funds and marketable equity securities	$1,548,000	$-	$-	$1,548,000

Six month Canadian time deposit	481,000	-	-	481,000

Total	$2,029,000	$-	$-	$2,029,000

December 31, 2010:
	Level 1	Level 2	Level 3	Total

Mutual funds and marketable equity securities	$1,625,000	$-	$-	$1,625,000

5.	Joint Venture

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

Since the project is nearing completion and the Joint Venture has determined that it will not incur any unaccounted for costs, and is not subject to any significant adjustments between the Joint Venture and the Port Authority of New York and New Jersey for additional or deleted work, the Joint Venture will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner. During the nine months ended September 30, 2011, the Company and its joint venture partner have each received distributions of  $1,400,000 in excess of their costs.

Since the Company is currently billing the Joint Venture for its costs related to the performance of the mechanical portion of the Joint Venture contract, and the agreed upon profit distribution, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

During the quarter ended June 30, 2011, the Joint Venture terminated the contract with the construction manager which had been responsible for the general construction segment. The Company hired certain employees of this construction manager to continue to perform certain of the general construction tasks. The Company is also funding other general construction costs on behalf of the Joint Venture. These costs are included in the Company’s consolidated financial statements as advances to the Joint Venture. Advances to the Joint Venture are repaid monthly.

The Company does not believe that the termination of its construction manager will have any effect on the ability of the Company to complete its contract obligations, and will not have a material effect on the overall profitability of the project.

As of September 30, 2011, the Joint Venture had cash totaling approximately $4,300,000 no portion of which was included in the Company’s cash balance in the consolidated balance sheet as of September 30, 2011.

The following schedule summarizes for the nine months ended September 30, 2011, the amounts the Company has recorded in its consolidated balance sheets relating to the general construction portion of the contract, under the caption “Advances to and earnings from joint venture”:

	Balance at December 31, 2010	Activity for the nine months ended September 30, 2011	Balance at September 30, 2011
Advances to joint venture	$-	$124,000	$124,000
Earnings from joint venture	281,000	277,000	558,000
Total	$281,000	$401,000	$682,000

6.	Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  At September 30, 2011, there were 14,001 outstanding exercisable options, which were previously issued under the 1995 plan, expiring August 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors.  No options have been issued to officers or employees under the 2007 plan.  At September 30, 2011, there were 40,000 options outstanding of which 33,333 were vested under the 2007 plan.

During the three and nine months ended September 30, 2011, the Company incurred compensation expense related to the vesting of stock options totaling approximately $2,000 and $6,000, respectively. There were no stock options exercised during the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2010, the Company incurred compensation expense related to the vesting of stock options totaling approximately $3,000 and $15,000, respectively.  During the three months ended September 30, 2010, an executive exercised an aggregate of 20,262 options.  During the three months ended June 30, 2010, an executive exercised an aggregate of 82,238 options.  In addition, an executive and the estate of a former director, exercised an aggregate of 8,000 options during the three months ended March 31, 2010.

As of September 30, 2011, there is approximately $5,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next year.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the nine months ended September 30, 2011 was as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2011	54,001	$3.95
Expired/canceled	-	$-
Granted	-	$-
Exercised	-	$-
Outstanding at Sept. 30, 2011	54,001	$3.95	6.0	$34,000
Exercisable at Sept. 30, 2011	47,334	$4.14	5.8	$30,000

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Proceeds from stock options exercised	$-	$32,000	$-	$175,000
Tax benefits related to stock options exercised	$-	$12,000	$-	$83,000
Intrinsic value of stock options exercised	$-	$26,000	$-	$185,000

(B)	Dividend

On August 9, 2011, the Company’s Board of Directors declared a cash dividend of $.15 per share.  The aggregate amount of this dividend was $955,000 and was paid on August 29, 2011 to shareholders of record on August 23, 2011.

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

During December 2008, the Company’s Board of Directors authorized the purchase,

through June 2009, of up to $1,000,000 of the Company’s common stock on the open market.  As of September 30, 2011, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140,000.

7.	Earnings per Share

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010

Net income	$230,000	$712,000	$966,000	$1,520,000

Earnings per share – basic:
Weighted average shares outstanding during the period	6,366,625	6,338,060	6,366,625	6,289,285

Earnings per share - basic	$.04	$.11	$.15	$.24

Earnings per share – diluted:
Weighted average shares outstanding during the period	6,366,625	6,338,060	6,366,625	6,289,285

Effect of stock option dilution	7,267	10,904	7,546	12,832

Total shares outstanding for purposes of calculating diluted earnings per share	6,373,892	6,348,964	6,374,171	6,302,117

Earnings per share – diluted	$.04	$.11	$.15	$.24

8.	Commitment and Contingencies

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

Results of Operations

Revenues

Total revenues for the quarter ended September 30, 2011 decreased by $4,949,000, or (23.4) %, to $16,169,000, as compared to $21,118,000  for the quarter ended September 30, 2010.  Total revenues for the nine months ended September 30, 2011 decreased by $8,868,000, or (15.0)%, to $50,149,000, as compared to $59,017,000 for the nine months ended September 30, 2010.

Approximately $36,000,000 of previously reported newer projects did not start until the fourth quarter of 2011, which reduced third quarter revenue.

As of September 30, 2011 the Company had backlog of approximately $82,600,000.  The Company is actively seeking both private and public sector contracts to add to its backlog.

Approximately $62,000,000 of the September 30, 2011 backlog is not reasonably expected to be completed within the year ending December 31, 2011. New contracts secured during 2011 will increase 2011 revenues.  The amount of backlog not reasonably expected to be completed in the current fiscal year is subject to various uncertainties and risks.

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2011 decreased by $4,034,000 , or (21.6)%, to $14,654,000, as compared to $18,688,000 for the quarter ended September 30, 2010.  Cost of revenues for the nine months ended September 30, 2011 decreased by $7,651,000, or (14.6)%, to $44,845,000, as compared to $52,496,000  for the nine months ended September 30, 2010.  The decrease in cost of revenues for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010, were primarily associated with the decreased revenues.

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

Gross Profit

Gross profit for the quarter ended September 30, 2011, was $ 1,515,000, or 9.4 % of revenues, as compared to gross profit of $ 2,430,000, or 11.5% of revenues for the quarter ended September 30, 2010.

Gross profit for the nine months ended September 30, 2011 was $5,304,000, or 10.6% of revenues, as compared to gross profit of $6,521,000, or 11.0% of revenues for the nine months ended September 30, 2010.

The decrease in gross profit for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily a result of the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2011 decreased by $116,000, or (9.8)%, to $1,068,000, as compared to $1,184,000 for the quarter ended September 30, 2010.  SG&A for the nine months ended September 30, 2011 decreased by $137,000, or (3.6)%, to $3,688,000, as compared to $3,825,000  for the nine months ended September 30, 2010.

The decrease in SG&A during the quarter ended September 30, 2011, as compared to the same period in 2010, was primarily related to a decrease in employment costs.

The decrease in SG&A during nine months ended September 30, 2011, as compared to the same period in 2010, was primarily related to a decrease in employment costs as well as the Company’s ability to charge a portion of its overhead costs to trade management contracts.

Other Income

Other income for the quarter ended September 30, 2011 was $6,000, as compared to $7,000  for the quarter ended September 30, 2010.  Other income for the nine months ended September 30, 2011 was $20,000, as compared to $37,000 for the nine months ended September 30, 2010.  The decreases in other income for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010, were primarily due to a decrease in the interest rates that our investments were able to earn.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2011 was $223,000, as compared to the provision for income taxes of $541,000 for the quarter ended September 30, 2010.  The provision for income taxes for the nine months ended September 30, 2011 was $670,000, as compared to a provision for income taxes of $1,213,000 for the nine months ended September 30, 2010.

The effective tax rate during the nine months ended September 30, 2011, as compared to the same period in 2010, was lower than the Company’s statutory tax rate as a result of a reversal during 2011 of a prior year over accrual of taxes.

Net Income

As a result of the above mentioned items, the Company reported net income of $230,000, or $.04 per share, basic and diluted, for the quarter ended September 30, 2011, as compared to reported net income of $712,000, or $.11 per share, basic and diluted, for the quarter ended September 30, 2010.

For the nine months ended September 30, 2011, the Company reported net income of $966,000, or $.15 per share, basic and diluted, as compared to reported net income of $1,520,000, or $.24 per share, basic and diluted, for the nine months ended September 30, 2010.

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

As of September 30, 2011, total cash and cash equivalents was $15,675,000, a $166,000 increase from the $15,509,000 reported as of September 30, 2010. As of September 30, 2011, the Company’s Joint Venture had cash totaling approximately $4,300,000, which is not included in the Company’s consolidated balance sheet as of September 30, 2011. As of September 30, 2011, marketable securities were $2,029,000, as compared to $1,628,000 reported as of September 30, 2010.

Cash provided by operations

Net cash provided by operations was $2,395,000 for the nine months ended September 30, 2011 and $1,223,000 for the nine months ended September 30, 2010.

Cash received from customers includes contract revenues plus the changes in accounts receivable, retainage receivable, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of estimated earnings on uncompleted contracts less unconsolidated joint venture billings.  Cash received from customers for the nine months ended September 30, 2011 decreased 10.9 % as compared to the same period in 2010.  This decrease is primarily a result of reduced revenues.  These decreased receipts, as well as interest income, were partially offset by decreased amounts paid to fund project costs and decreased selling, general and administrative costs, which include executive bonuses, interest expense and the payment of corporate income taxes.  These items contributed to the increase in cash provided by operations in 2011 as compared to cash used in operations in 2010.

In order to ensure that the Company’s unconsolidated Joint Venture was properly capitalized, the Company and its partner had been billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract.  The Company believes that this arrangement did not have a significant impact on the Company’s liquidity. During the nine months ended September 30, 2011, the Company and its joint venture partner have each received distributions  of $1,400,000 in excess of their costs.

Since the project is nearing completion, which is anticipated to occur in the fourth quarter of 2011, and the Joint Venture has determined that it will not incur any unaccounted for costs, and is not subject to any significant adjustments between the Joint Venture and the Port Authority of New York and New Jersey for additional or deleted work, the Joint Venture will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner.

Cash (used in) provided by investing activities

Net cash used in investing activities was $666,000 for the nine months ended September 30, 2011.

Net cash provided by investing activities was $963,000 for the nine months ended September 30, 2010.

The Company purchased property and equipment totaling $1,000 and $88,000 and marketable securities totaling $541,000 and $530,000 during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2010, the Company had proceeds from the maturing of short-term investments totaling $1,564,000. In addition, the Company’s unconsolidated joint venture repaid advances totaling $17,000 during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company had net advances to its unconsolidated joint venture for general construction costs totaling $124,000.

Cash used in  financing activities

Net cash used in financing activities during the nine months ended September 30, 2011 and 2010 was $999,000 and $415,000, respectively.

On August 9, 2011, the Company’s Board of Directors declared a cash dividend of $.15 per share.  The aggregate amount at the dividend was $955,000 and was paid on August 29, 2011 to shareholders of record on August 23, 2011.

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

In addition, the Company repaid principal payments on its mortgage payable totaling $44,000 and $45,000 during the nine months ended September 30, 2011 and 2010, respectively.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on March 31, 2012, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate
(3.25 % at September 30, 2011) or the London Inter-Bank Offered Rate (“LIBOR”) (.23      % at September 30, 2011) plus two percent per annum.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At September 30, 2011, approximately $21,200,000 of the Company’s backlog of $82,600,000  was bonded.

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

In addition, as of September 30, 2011, the Company had $2,029,000  of marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2011, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, except the case of KSW Mechanical Services, Inc. v. Pavarini McGovern, LLC, et. al.,(PMG), Supreme Court, N.Y. County, which is an action to recover KSW’s contract balance of $529,000, plus delay and impact costs of $160,032, from PMG, the construction manager on the 45th Street Hotel project.  PMG and the owner of the project (“Owner”) have been in litigation and in alternative dispute resolution proceedings over monetary issues unrelated to the Company’s work.  The Construction Manager has cited these disputes with the Owner as the basis for failing to pay the Company’s contract balance.  There are a total of eight actions instituted by various parties, including the Company, arising from the project. These actions have been consolidated for trial. The actions are now in the discovery stage.  On April 5, 2011, the Owner filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Owner has filed a Plan of Reorganization which does not impair the rights of mechanic’s lienors such as the Company. Under the Plan, which was approved by the Bankruptcy Court, $11,000,000 is set aside for the payment of mechanics lienors such as the Company. The Company believes that the receivable recorded on its books should be collected.

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

Date: November 11, 2011
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