Form 10-K
period 2011-12-31
KSW INC
filed 2012-03-30
CIK 1004125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2011 was $22,116,783 (based on a price of $ 3.92 per share).

As of March 30, 2012, there were 6,366,625 shares of Common Stock, $.01 par value per share, outstanding.

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

The Company was able to weather the recent recession by focusing on the public and institutional construction sectors. The Company has completed its work at the 9-11 Memorial, and has substantially completed its work at the new World Trade Center Chiller Plant. The Company continues to work on public projects such as the boiler replacement at Kingsborough Community College, the new chiller plant for the United Nations and on institutional projects such as the Mount Sinai Center for Science and Medicine.

During the past year, the Company has seen a revival in parts of the private sector, specifically hotels and luxury apartment buildings, and has been able to utilize value engineering to secure several large projects. As 2012 progresses, there are opportunities to obtain additional new private sector projects. Many of these projects are being developed by developers for whom the Company has successfully worked for in the past.

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

On private projects, the Company provides value engineering assistance, whereby the Company uses its experienced staff to recommend economical changes to streamline HVAC and process piping systems. These changes reduce costs, but still yield the same results as the original plans. The Company’s ability to provide this service is widely recognized in the industry and has resulted in the Company’s ability to secure projects without competitive bidding. The Company believes that this service may provide additional opportunities in the future, as lending for private construction becomes more available. Many of the Company’s current projects are for repeat customers who recognize the benefits of the Company’s value engineering services. Certain governmental agencies have begun to incorporate value engineering provisions in their bid documents.

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

On trade management projects, the Company may provide a guaranteed maximum price (“GMP”) to its customer for its scope of responsibility. The Company controls the GMP by obtaining price quotes from potential suppliers and subcontractors, requiring payment or performance bonds from major subcontractors and adding a contingency allowance to these price quotes before the Company submits its GMP. The Company also works to control costs because it is a mechanical contractor and can perform some of the guaranteed work on its own should bid prices exceed its estimate. These costs are subject to certain risk factors discussed in “Item 1A – Risk Factors”.

While trade management projects may provide a net profit margin lower than that for construction projects, the Company believes there is generally less risk associated with trade management projects because there is a contingency fund, which can be drawn from if necessary. A contingency fund is a line item which the Company includes in the GMP to account for any contingencies the Company may not have anticipated in estimating the GMP. In the event the Company’s costs exceed the relevant line items quoted in the GMP, the Company may draw from the contingency fund to cover such expenses. The Company is at risk for any costs in excess of the GMP. There is no assurance that potential cost overruns will not exceed this contingency.

The Company purchases steel products from local, national and international distributors. The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions have indicated a price increase, the Company has in the past entered into agreements locking in prices with its suppliers to purchase steel products at fixed dollar amounts for extended time periods. At December 31, 2011, the Company does not have any agreements to lock in steel prices. When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis. The current prices for steel are fluctuating, and the Company is attempting to lock in prices for the length of each project, which may or may not be possible.

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

Backlog. The Company had a backlog (anticipated revenue from the uncompleted portions of awarded contracts) totaling approximately $86,300,000 as of December 31, 2011, compared to approximately $64,000,000 as of December 31, 2010.

A portion of the Company’s anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year. The Company believes that approximately $14,000,000 of the existing backlog at December 31, 2011, is not reasonably expected to be completed during the 2012 fiscal year. The schedule for each project is different and subject to change due to circumstances outside the control of the Company. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year. The Company believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment of cancellation fees.

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

Employees. At December 31, 2011 the Company had approximately 41 full-time office and project support employees. The Company also employs field employees, who are union workers. The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. The Company hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalty.

The Company pays benefits to union employees through payments to trust funds established by the unions. The Company’s obligation is to pay a percentage of the wages of union workers to these trust funds. The Company is not liable for under funding of these union plans. The Company provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan. In 2011, the Company matched 25% of its employees’ yearly 401(k) contributions.

Dependence Upon Customers. At any given time, a material portion of the Company’s contract revenue may be generated from a single customer through one large contract or various contracts. The Company’s customer base can vary each year based on the nature and scope of the projects undertaken in that year.

For the year ended December 31, 2011, work under contracts with Lend Lease (US) Construction LMB, Inc., Port Authority of New York and New Jersey, through the Company’s Joint Venture at the World Trade Center, and Tishman Construction, constituted 58%, 9%, and 7% of the Company’s total revenues, respectively.

For the year ended December 31, 2010, work under contracts with Tishman Construction, Lend Lease (US) Construction LMB, Inc., Port Authority of New York and New Jersey, through the Company’s Joint Venture at the World Trade Center, and Genesys Engineering, P.C. constituted 27%, 21%, 20%, and 10% of the Company’s total revenues, respectively.

Historically, a portion of the Company’s revenue has been generated from contracts with federal, state and local governmental authorities. The Company’s current revenue and backlog does not include any contracts directly with these governmental authorities, although the Company is part of a Joint Venture that is completing performance of a contract with the Port Authority of New York and New Jersey to construct a chiller plant at the World Trade Center site.

As is customary and required in the industry, the Company is often requested to provide a surety bond. The Company’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the Company’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for net worth and working capital. The Company generally pays a fee to the bonding company of an amount approximately 1% of the amount of the contract to be performed. Since inception, the Company has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the Company. At December 31, 2011, approximately $34,200,000 of the Company’s backlog was bonded.

Joint Venture.    During the third quarter of 2009, a Joint Venture in which the Company and Five Star Electric Corporation each have a 50 percent ownership interest was awarded a $46 million contract for the construction of a chiller plant at the World Trade Center site.

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

If the other partner is unable to complete its contractual obligations, the Company would be fully liable to do so under the Joint Venture’s contract with the Port Authority of New York and New Jersey. The Company and its partner are also jointly and severally liable to the bonding company that issued the payment and performance bond for the Joint Venture. Circumstances that could lead to a loss under the joint venture agreement beyond the Company’s stated ownership interest include the other partner’s inability to contribute additional funds to the Joint Venture in the event the project incurs a loss, additional costs that the Company could incur should the partner fail to provide the services and resources toward project completion that it committed to provide in the joint venture agreement, and the partner’s failure to pay its subcontractors and suppliers. On July 1, 2011, Five Star Electric Corporation was acquired by Tutor Perini Corporation, which is listed on the New York Stock Exchange (NYSE:TPC).

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

The project is nearing completion. During the year ended December 31, 2011, the Company and its joint venture partner have each received distributions of $1,400,000 in excess of their costs. As cash is received, the Joint Venture will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner.

Since the Company is currently billing the Joint Venture for its costs related to the performance of the mechanical portion of the Joint Venture contract, and the agreed upon profit distribution, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

During the quarter ended June 30, 2011, the Joint Venture terminated its contract with the construction manager which had been responsible for the general construction segment. The Company hired certain employees of this construction manager to continue to perform certain of the general construction tasks. The Company is also funding, on a cost reimbursable basis, other general construction costs on behalf of the Joint Venture. These costs are included in the Company’s consolidated financial statements as advances to the Joint Venture. These advances to the Joint Venture are repaid monthly.

The Company does not believe that the termination of its construction manager has had any effect on the ability of the Company to complete its contract obligations, and will not have a material effect on the overall profitability of the project.

Other Matters. The Company does not own any patents or patent rights. The Company’s business is not subject to large seasonal variations. The Company did not expend funds for research and development during 2011 and 2010 and anticipates no research and development expenses in 2012.

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

The Company has a written employment agreement with Floyd Warkol, its Chairman and CEO, which expires on December 31, 2013. The Company maintains a $3,000,000 insurance policy on the life of its CEO, with proceeds payable to the Company. The Company has no other current employment or non-competition agreements with senior management. Because the Company relies on senior management’s relationships with its customers and in the construction industry in New York City, the failure to retain senior management would have a material adverse effect on the Company’s business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.   PROPERTIES

The Company leases office and warehouse space in Long Island City, New York, consisting of 18,433 square feet. The lease had an initial annual base rent of $173,000, with yearly rent increases of approximately 2%. The base rent in 2012 will be approximately $227,000 for the year. The lease is a triple net lease, and thus the Company will pay any increases in real estate taxes over base year taxes, maintenance, insurance and utilities. The current lease expires on June 30, 2014.

The Company also owns and occupies a building and a storage yard in Bronx, New York, consisting of a 14,000 square foot building, including 4,000 square feet of offices and a 10,000 square foot fabrication shop. It also owns and occupies an adjacent 5,000 square foot storage yard. At December 31, 2011, the Company had an outstanding mortgage payable secured by this property totaling $994,000.

The properties are well maintained, adequate and suitable for their purposes.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, except the case of KSW Mechanical Services, Inc. v. Pavarini McGovern, LLC, et. al.,(PMG), Supreme Court, N.Y. County, which is an action to recover KSW’s contract balance of $529,000, plus delay and impact costs of $160,000, from PMG, the construction manager on the 45th Street Hotel project. PMG and the owner of the project (“Owner”) have been in litigation and in alternative dispute resolution proceedings over monetary issues unrelated to the Company’s work. The construction manager has cited these disputes with the Owner as the basis for failing to pay the Company’s contract balance. There are a total of eight actions instituted by various parties, including the Company, arising from the project. These actions have been consolidated for trial. The actions are now in the discovery stage. On April 5, 2011, the Owner filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Owner has filed a Plan of Reorganization which does not impair the rights of mechanic’s lienors such as the Company. Under the Plan, which was approved by the Bankruptcy Court, $11,000,000 is set aside for the payment of mechanics lienors such as the Company. The Company believes that the receivable recorded on its books should be collected.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company as of December 31, 2011 were as follows:

Name	Age	Title
Floyd Warkol	64	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors
Richard W. Lucas	45	Chief Financial Officer
James F. Oliviero	65	General Counsel
Vincent Terraferma	61	Chief Operating Officer of KSW Mechanical

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

At March 30, 2012, the Company had 6,419,325 shares of common stock issued and 6,366,625 shares of common stock outstanding, which were held by approximately 3,200 shareholders of record based on shareholder lists provided by the Company’s stock transfer agent and Broadridge Financial Solutions, Inc.

On August 9, 2011, the Company’s Board of Directors declared a cash dividend of $.15 per share. The aggregate amount of the dividend was $955,000, and was paid on August 29, 2011 to stockholders of record as of August 23, 2011.

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

The following information on high and low bid data is provided for 2011 and 2010 based on intraday quotations:

	2011		2010
Quarter	High	Low	High	Low

First	$3.94	$3.32	$4.15	$3.51
Second	$4.64	$3.37	$3.87	$3.00
Third	$4.15	$3.04	$3.21	$2.65
Fourth	$3.39	$2.91	$3.68	$3.00

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

ITEM 6.   SELECTED FINANCIAL DATA

The following information for the years ended December 31, 2011, 2010 and 2009 is derived from the consolidated financial statements audited by BDO USA, LLP, which are included elsewhere herein, or in prior years’ annual reports on Form 10-K, and should be read in conjunction with such financial information.

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

	As Of And For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share amounts)
Income Statement:
Revenues	$69,281	$76,294	$64,494	$93,027	$77,266
Costs of revenues	61,850	67,927	57,484	80,910	66,771
Gross profit	7,431	8,367	7,010	12,117	10,495
Selling, general and administrative expenses	4,799	4,863	4,964	5,283	4,427
Operating income	2,632	3,504	2,046	6,834	6,068
Other income	50	61	34	370	682
Income before provision for income taxes	2,682	3,565	2,080	7,204	6,750
Provision for income taxes	1,132	1,597	810	2,965	3,088
Net income	1,550	1,968	1,270	4,239	3,662
Net income per share –
Basic	.24	.31	.20	.68	.59
Diluted	.24	.31	.20	.67	.59
Number of shares used in earnings per share computation :
Basic	6,366,625	6,305,517	6,240,256	6,278,555	6,162,034
Diluted	6,373,828	6,318,349	6,283,540	6,334,329	6,242,607
Dividends per share	.15	.17	.10	.20	-

Balance Sheet Data:
Total assets	$41,496	$41,561	$40,537	$50,499	$40,937
Working capital	20,988	20,347	19,087	18,331	16,822
Current liabilities	17,899	18,479	18,632	29,251	23,548
Long-term liabilities	936	994	1,054	1,118	-
Stockholders’ equity	22,661	22,088	20,851	20,130	17,389
Other Data:
Current ratio	2.17:1	2.10:1	2.02:1	1.63:1	1.71:1

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains the general financial condition and the results of operations of the Company for the years ended December 31, 2011 and 2010 including:

• factors that affect its business;

• its earnings and costs in the periods presented;

• changes in earnings and costs between periods;

• sources of earnings; and

• impacts of these factors on its overall financial condition.

As you read this discussion and analysis, please refer to the Company’s audited consolidated financial statements and the notes thereto for the years ended 2011 and 2010 included elsewhere in this report.

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

On private projects, the Company is awarded many of its contracts by providing value engineering assistance, whereby the Company recommends changes to project plans, subject to the approval of the design professional. This assistance reduces costs and yields the same results as the original designs. As a result, the Company has historically obtained most of its contracts without being required to participate in a competitive bidding process. The Company has also been able to incorporate value engineering provisions on some public contract bids. The Company continues to pursue trade management contracts with large institutional builders, such as hospitals.

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

The majority of the Company’s contracts are awarded on a fixed-price basis. Subcontractor and equipment purchases are awarded on a fixed-price basis, near the time the Company’s contract is awarded. The Company purchases steel products from local, national and international distributors. The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions have indicated a price increase, the Company has in the past entered into agreements locking in prices with its suppliers to purchase steel products at fixed dollar amounts for extended time periods. When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis. The current prices for steel are fluctuating, and the Company is attempting to lock in prices for the length of each project, which may or may not be possible.

The Company was able to weather the recent recession by focusing on the public and institutional construction sectors. The Company has completed its work at the 9-11 Memorial, and has substantially completed its work at the new World Trade Center Chiller Plant. The Company continues to work on public projects such as the boiler replacement at Kingsborough Community College, the new chiller plant for the United Nations and on institutional projects such as the Mount Sinai Center for Science and Medicine.

During the past year, the Company has seen a revival in parts of the private sector, specifically hotels and luxury apartment buildings, and has been able to utilize value engineering to secure several large projects. As 2012 progresses, there are opportunities to obtain additional new private sector projects. Many of these projects are being developed by developers for whom the Company has successfully worked for in the past.

For the year ended December 31, 2011, the Company’s earnings were a result of revenues, gross profit earned from projects, decreased selling, general and administrative expenses and a decrease in other income, as compared to the year ended December 31, 2010.

The Company’s revenues for 2011 decreased by 9.2% as compared to revenues in 2010.

During mid-2011, the Company was awarded new private sector contracts totaling $36,000,000, which included three residential buildings at Gotham West in Manhattan, a 41 story apartment building in Long Island City, N.Y. and a Manhattan Hotel. These projects did not start until the fourth quarter of 2011, which contributed to the lower revenue in 2011, as compared to 2010.

The gross profit for 2011 was lower than 2010 as a result of the lower revenues.

The Company’s selling, general and administrative expenses decreased in 2011, as compared to 2010, primarily as a result of overhead costs associated with trade management contracts being directly charged to these projects instead of selling general and administrative expenses.

The Company’s other income was lower in 2011 as compared to 2010, primarily as a result of a decrease in earnings from investments.

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

Results of Operations

The following table sets forth the amounts and the percentage of total revenues of certain items of the Company’s consolidated statements of operations for the periods indicated (dollar amounts in thousands):

	2011		2010
	Amount	Percent	Amount	Percent
Revenues	$69,281	100.0	$76,294	100.0
Costs of revenues	61,850	89.3	67,927	89.0
Gross profit	7,431	10.7	8,367	11.0
Selling, general and administrative expenses	4,799	6.9	4,863	6.4

Operating income	2,632	3.8	3,504	4.6
Other income	50	.0	61	.1
Income before provision for income taxes	2,682	3.8	3,565	4.7

Provision for income taxes	1,132	1.6	1,597	2.1

Net income	$1,550	2.2	$1,968	2.6

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Revenues

Revenues decreased by $7,013,000, or (9.2)%, to $69,281,000 for the year ended December 31, 2011, from $76,294,000 for the year ended December 31, 2010. Revenues for the fourth quarter of 2011 were $19,132,000, an increase of $1,855,000, or 10.7%, from $17,277,000 in the fourth quarter of 2010.

During mid-2011, the Company was awarded new private sector contracts totaling $36,000,000, which included three residential buildings at Gotham West in Manhattan, a 41 story apartment building in Long Island City, New York and a Manhattan Hotel. These projects did not start until the fourth quarter of 2011, which contributed to the lower revenue in 2011, as compared to 2010.

The fourth quarter start of these new projects was the primary reason for the increase in revenues in the fourth quarter of 2011, as compared to 2010.

At December 31, 2011, the Company had backlog of approximately $86,300,000.

Approximately $14,000,000 of the December 31, 2011 backlog is not reasonably expected to be completed in the 2012 fiscal year. New contracts secured by the Company during 2012 will also increase 2012 revenues. The amounts of backlog not reasonably expected to be completed in 2012 is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.

During the year ended December 31, 2011, the Company had 58%, 9%, and 7% of revenues, respectively, from its three largest customers. The Company bids on large multi-year contracts, which can account for more than 10% of its contract revenue in any given year.

Costs of Revenues

Costs of revenues decreased by $6,077,000, or (8.9)%, to $61,850,000 for the year ended December 31, 2011, from $67,927,000 for the year ended December 31, 2010. Costs of revenues for the fourth quarter of 2011 were $17,005,000, an increase of $1,574,000, or 10.2%, from $15,431,000 for the fourth quarter of 2010. Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses. Overhead costs include project supervision and drafting salaries as well as insurance costs. Higher revenues generally require higher expenditures of costs, but high revenues allow the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel. The changes in cost of revenues were primarily associated with the changes in revenues.

One component of the cost of revenues is steel products such as pipe, valves and fittings which the Company typically installs on its projects. The Company purchases steel products from local, national and international distributors. The Company includes allowances in its estimates for future escalations in steel prices due to market conditions. When market conditions indicated a price increase, the Company has in the past entered into agreements locking in prices with its suppliers to purchase steel products at fixed dollar amounts for extended time periods. When steel product prices do not fluctuate, the Company purchases these products on a price in effect basis. The current prices for steel are fluctuating, and the Company is attempting to lock in prices for the length of each project, which may or may not be possible.

Gross Profit

For the year ended December 31, 2011, the Company had a gross profit of $7,431,000 or 10.7% of revenues, as compared to $8,367,000 or 11.0% of revenues for the year ended December 31, 2010. In the fourth quarter of 2011, the gross profit was $2,127,000 or 11.1% of revenues, as compared to $1,846,000 or 10.7% of revenues for the fourth quarter of 2010.

The overall changes in gross profit for 2011, as compared to 2010, were a result of the changes in revenues.

Selling, General and Administrative Expenses

For the year ended December 31, 2011, selling, general and administrative (“SG&A”) expenses decreased by $64,000, or (1.3)%, to $4,799,000 from $4,863,000 for the year ended December 31, 2010. In the fourth quarter of 2011, SG&A expenses were $1,111,000, an increase of $73,000, or 7.0%, from $1,038,000 for the fourth quarter of 2010.

The decrease in SG&A expenses in 2011 as compared to 2010, was primarily a result of overhead costs associated with trade management contracts being directly charged to these projects instead of selling general and administrative expenses.

SG&A expenses for the fourth quarter of 2011, as compared to 2010, was higher primarily due to an increase in employment costs, related to the new projects, and a real estate tax assessment.

Other Income

Other income for the year ended December 31, 2011 decreased $11,000, or (18.0)%, to $50,000, as compared to other income of $61,000 for the year ended December 31, 2010.

Interest income for the year ended December 31, 2011 was $108,000, as compared to $121,000 for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 was $58,000, as compared to $60,000 for the year ended December 31, 2010.

Provision for Income Taxes

The income tax expense for the year ended December 31, 2011 was $1,132,000, or 42.2% of income before the provision for income taxes, compared to $1,597,000, or 44.8% of income before the provision for income taxes for the year ended December 31, 2010.

During 2011, the Company received a federal income tax refund which reduced the provision for income taxes.

Net Income

As a result of all the items above, the Company reported net income of $1,550,000, or $.24 per share-basic and diluted, for the year ended December 31, 2011.

As a result of all the items above, the Company reported net income of $1,968,000 or $.31 per share-basic and diluted, for the year ended December 31, 2010.

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

As of December 31, 2011, the Company’s cash and cash equivalents balances totaled $14,211,000, a decrease of $734,000 from the $14,945,000 balance, at December 31, 2010.

As of December 31, 2011, the Company held marketable securities totaling $2,854,000, an increase of $1,229,000 from the $1,625,000 balance at December 31, 2010.

Net cash provided by Operating Activities

Net cash provided by operating activities was $1,628,000 and $1,092,000 for the years ended December 31, 2011 and 2010, respectively.

Cash received from customers is calculated as follows: contract revenues for the period, less unconsolidated joint venture billings during the period, plus the differences between the account balances at the beginning balance sheet date and the ending balance sheet date of accounts receivable, retainage receivable, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of estimated earnings on uncompleted contracts. Cash received from customers for the year ended December 31, 2011 decreased 13.0%, as compared to the same period in 2010. This decrease is primarily a result of the decrease in contract revenue. Interest income decreased in 2011 as compared to 2010. These receipts were reduced by amounts paid to fund project costs, SG&A costs, interest expense and income taxes. Since revenues decreased, payments for project costs also decreased. Payments of corporate income taxes decreased by $897,000 in 2011, as compared to 2010. All of the above contributed to the increase in cash provided by operations in 2011 as compared to 2010.

   In order to ensure that the Company’s unconsolidated Joint Venture was properly capitalized, the Company and its partner were billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract. The decision to bill the Joint Venture only for the costs incurred on the project did not have a significant impact on the Company’s liquidity.

Since the project is near completion and the Joint Venture has determined that it will not incur any unaccounted for costs, it will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner to date.

Cash (used in) provided by Investing Activities

Net cash used in investing activities was $1,349,000 for the year ended December 31, 2011. Net cash provided by investing activities was $943,000 for the year ended December 31, 2010.

The Company purchased marketable securities of $1,811,000 and $549,000, during 2011 and 2010, respectively. The Company received proceeds on the sales of marketable securities of $526,000 and $1,564,000 in 2011 and 2010, respectively. The Company purchased property and equipment totaling $1,000 and $89,000 in 2011 and 2010, respectively.

In addition, during the year ended December 31, 2011, the Company had net advances to its Joint Venture, totaling $63,000. During 2010, this Joint Venture repaid advances totaling $17,000.

Cash used in Financing Activities

Net cash used in financing activities was $1,013,000 and $828,000 during 2011 and 2010, respectively.

No individuals exercised stock options during the year ended December 31, 2011.

During the year ended December 31, 2010, an executive, the estate of a former director and an employee exercised options to purchase an aggregate of 131,500 shares of the Company’s common stock, contributing cash proceeds of $208,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock, in the statement of cash flows as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options. As of December 31, 2010, $97,000 of excess tax benefits had been classified as an operating cash outflow and a financing cash inflow.

On August 9, 2011, the Company’s Board of Directors declared a cash dividend of $.15 per share. The aggregate amount of this dividend was $955,000, and it was paid on August 29, 2011 to stockholders of record as of August 23, 2011.

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

The Company repaid principal payments on its mortgage payable totaling $58,000 and $60,000 during the years ended December 31, 2011 and 2010, respectively.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides for borrowings for working capital purposes up to $2,000,000. This facility is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc. On February 23, 2012, the Company and Bank of America, N.A. agreed to extend the working capital credit facility through March 31, 2013. There were no borrowings against this facility during 2011 and 2010.

Under this facility, advances bear interest, based on the Company’s option, at either the bank’s prime lending rate (3.25% at December 31, 2011) or the London Interbank Offered Rate (“LIBOR”) (. 26% at December 31, 2011) plus two percent per annum.

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

As of December 31, 2011, approximately $34,200,000 of the Company’s backlog of approximately $86,300,000 was bonded. The Company provides its surety with a detailed schedule of backlog on a quarterly basis. The Company believes its bonding limits are sufficient based on the Company’s revenue, volume and size of the Company’s bonded contracts.

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

During the years ended December 31, 2011 and 2010, the Company did not write off any receivables and therefore did not record an allowance for uncollectible trade accounts and retainage receivable at December 31, 2011 and 2010.

Accounting for income taxes

Judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and valuation allowances that might be required against the deferred tax assets and liabilities. The Company’s consolidated balance sheets at December 31, 2011 and 2010 include deferred tax assets totaling $268,000 and $209,000, respectively.

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

Currently, there are no new accounting pronouncements which would materially affect the Company, except for the following:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. Also, ASU 2011-12 defers portions of ASU No. 2011-05 that relate to the presentation of reclassification adjustments. Except for the presentation requirement, the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2011, outstanding contractual obligations were as follows:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long- term debt (a)	$994,000	$58,000	$116,000	$116,000	$704,000
Operating leases (b)	575,000	227,000	348,000	-	-
Totals	$1,569,000	$285,000	$464,000	$116,000	$704,000

(a)	The long-term debt is related to the financing of the purchase of a pipe fabrication shop and adjacent yard located in Bronx, N.Y. These amounts above are future principal maturities of this mortgage payable and do not include interest.

(b)	The Company is currently obligated to pay monthly rental payments of approximately $19,000 on its lease for office space in Long Island City, New York. The current lease expires in June 2014. The Company has an option to cancel on six month notice.

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

As of December 31, 2011, the Company had $2,854,000 in marketable securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item, including the consolidated financial statements and related notes, is incorporated herein by reference to pages F-1 through F-34 of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective as of December 31, 2011.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANICAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed with the participation of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2011, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended

December 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. and 2. Financial statements and financial statement schedules.

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

3.	Exhibits

No.	Description
3.1	Amended and Restated Articles of Incorporation of KSW, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

3.2	Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

10.1	Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-32865), filed with the Commission on March 30, 1999).

10.2	1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (Commission File No. 001-32865), filed with the Commission on November 24, 1995).

10.3	Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005).

10.4	Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.5	Line of Credit Agreement Letter, dated March 14, 2006, between KSW, Inc. and Bank of America, N.A. together with forms of a Line of Credit Note, Rider to Line of Credit Note, a pledge security agreement and guaranty (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 3, 2005, filed with the Commission on March 16, 2006).

10.6	Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7	Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.8

Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.9	KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

10.10	Line of Credit Agreement Amendment No. 1, dated January 15, 2010 between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 19, 2010).

10.11

Line of Credit Agreement Amendment No. 2, dated January 14, 2011 between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 22, 2011).

10.12	Line of Credit Agreement Amendment No. 3, dated February 23, 2012 between KSW, Inc. and Bank of America, N.A.

10.13	Amendatory Employment Agreement, dated as of November 13, 2008, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

10.14	Second Amendatory Employment Agreement, dated as of September 25, 2009, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

10.15	Third Amendatory Employment Agreement, dated as of January 1, 2012, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

By:	/s/ Floyd Warkol
Floyd Warkol
President, Chief Executive Officer,
Secretary and Chairman of the Board of
Directors (Principal Executive Officer)
March 30, 2012

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Floyd Warkol
Floyd Warkol
President, Chief Executive Officer,
Secretary and Chairman of the Board of
Directors (Principal Executive Officer)
March 30, 2012

/s/ Stanley Kreitman
Stanley Kreitman
Director
March 30, 2012

/s/ Edward T. LaGrassa
Edward T. LaGrassa
Director
March 30, 2012

/s/ Warren O. Kogan
Warren O. Kogan
Director
March 30, 2012

/s/ John A. Cavanagh
John A. Cavanagh
Director
March 30, 2012

/s/ Richard W. Lucas
Richard W. Lucas
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
March 30, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

KSW, Inc. and Subsidiaries

Long Island City, New York

We have audited the accompanying consolidated balance sheets of KSW, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSW, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

March 30, 2012

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(in thousands, except share data)

____________________________

ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$14,211	$14,945
Marketable securities	2,854	1,625
Accounts receivable	14,076	13,700
Retainage receivable	3,982	4,081
Costs and estimated earnings in excess of billings on uncompleted contracts	2,958	3,714
Prepaid income taxes	-	165
Prepaid expenses and other receivables	11	191
Advances to and earnings from joint venture	645	281
Deferred income taxes	150	124
Total current assets	38,887	38,826

Property and equipment, net	2,459	2,614
Deferred income taxes	118	85
Other	32	36
Total assets	$41,496	$41,561

(continued)

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONCLUDED)

DECEMBER 31, 2011 AND 2010

(in thousands, except share data)

____________________________

	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	12,770	10,641
Retainage payable	2,320	2,349
Accrued payroll and benefits	544	957
Accrued expenses	14	489
Billings in excess of costs and estimated earnings on uncompleted contracts	2,072	3,985
Income taxes payable	121	-

Total current liabilities	17,899	18,479

Mortgage payable, net of current portion	936	994

Total liabilities	18,835	19,473

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock: $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $.01 par value, 25,000,000 shares authorized, 6,419,325 issued and 6,366,625 outstanding	64	64
Additional paid-in capital	13,642	13,634
Retained earnings	9,278	8,683
Accumulated other comprehensive loss	(183)	(153)
Treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders’ equity	22,661	22,088
Total liabilities and stockholders’ equity	$41,496	$41,561

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands, except share and per share data)

________________________________________________

	2011	2010

Revenues	$69,281	$76,294
Costs of revenues	61,850	67,927
Gross profit	7,431	8,367
Selling, general and administrative expenses	4,799	4,863
Operating income	2,632	3,504
Other income (expense):
Interest income	108	121
Interest expense	(58)	(60)

Total other income	50	61
Income before provision for income taxes	2,682	3,565
Provision for income taxes	1,132	1,597
Net income	$1,550	$1,968
Basic earnings per common share	$.24	$.31
Diluted earnings per common share	$.24	$.31
Weighted average common shares outstanding –
Basic	6,366,625	6,305,517
Diluted	6,373,828	6,318,349
Cash dividend declared and paid per share	$.15	$.17

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)

________________________________________________

	2011	2010

Net income	$1,550	$1,968
Other comprehensive (loss) income:
Net unrealized holding (losses) gains arising during the year	(56)	36
Income tax (benefit) provision related to items of other comprehensive income (loss)	(26)	16
Other comprehensive (loss) income, net of income tax (benefit) provision	(30)	20
Total comprehensive income	$1,520	$1,988

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands, except share data)

_______________________________________________

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Total
Balances, January 1, 2010	6,287,825	$63	$13,313	$7,788	$(173)	$(140)	$20,851

Net income	-	-	-	1,968	-	-	1,968
Exercise of employee stock options	131,500	1	207	-	-	-	208
Cash dividend paid - $.10 per share				(628)			(628)
Cash dividend paid - $.07 per share	-	-	-	(445)	-	-	(445)
Tax benefits from exercise of stock options	-	-	97	-	-	-	97
Amortization of share-based compensation	-	-	17	-	-	-	17
Net unrealized income on available-for-sale securities	-	-	-	-	20	-	20
Balances, December 31, 2010	6,419,325	64	13,634	8,683	(153)	(140)	22,088

Net income	-	-	-	1,550	-	-	1,550
Cash dividend paid - $.15 per share				(955)			(955)
Amortization of share-based compensation	-	-	8	-	-	-	8
Net unrealized losses on available-for-sale securities	-	-	-	-	(30)	-	(30)
Balances, December 31, 2011	6,419,325	$64	$13,642	$9,278	$(183)	$(140)	$22,661

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)

________________________________________________

	2011	2010
Cash flows from operating activities:

Net income	$1,550	$1,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	171
Deferred income taxes	(33)	2
Tax benefits from exercise of stock options	-	(97)
Share-based compensation expense related to stock options	8	17
Earnings from unconsolidated Joint Venture	(301)	(281)
Changes in operating assets (increase) decrease:
Accounts receivable	(376)	(1,362)
Retainage receivable	99	2,556
Costs and estimated earnings in excess of billings on uncompleted contracts	756	(1,735)
Prepaid expenses and other receivables	180	74
Prepaid income taxes	165	(68)

Changes in operating liabilities increase (decrease):
Accounts payable	2,129	(1,364)
Retainage payable	(29)	(1,259)
Accrued payroll and benefits	(413)	122
Accrued expenses	(475)	269
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,913)	2,218
Income taxes payable	121	(139)
Net cash provided by operating activities	$1,628	$1,092

(continued)

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONCLUDED)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands)

____________________________

	2011	2010
Cash flows from investing activities:
Proceeds received on sale of marketable securities	$526	$1,564
Purchases of marketable securities	(1,811)	(549)
Purchases of property and equipment	(1)	(89)
(Advances to) repayment by joint venture, net	(63)	17
Net cash (used in) provided by investing activities	(1,349)	943
Cash flows from financing activities:
Proceeds from the exercise of employee stock options	-	208
Tax benefits from exercise of stock options	-	97
Repayment of long-term debt	(58)	(60)
Cash dividends paid	(955)	(1,073)
Net cash used in financing activities	(1,013)	(828)
Net (decrease) increase in cash and cash equivalents	(734)	1,207
Cash and cash equivalents, beginning of year	14,945	13,738
Cash and cash equivalents, end of year	$14,211	$14,945
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$58	$60
Income taxes	$899	$1,796

See notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands, except share data)

____________________________

(1)	Principles of consolidation and nature of operations

The accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the years then ended, include the accounts of KSW, Inc. and its wholly-owned subsidiaries, KSW Mechanical Services, Inc., and Energy Alternatives, Inc., collectively “the Company”, and have been prepared in conformity with accounting principles generally acceptable in the United States of America. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company operates as one operating segment.

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

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

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

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted of Canadian time deposits and money market accounts.

(C)	Marketable securities

Marketable securities, which could consist of Canadian time deposits, certificates of deposit accounts, equity securities and mutual funds, are classified as “available-for-sale” securities and are stated at fair market value based on quoted market prices. Realized gains and losses, determined using the specific identification method, are included in earnings. Unrealized holding gains and losses are reported as comprehensive income (loss) in a separate component of stockholders’ equity.

(D)	Accounts and retainage receivable

Accounts and retainage receivable from furnishing and installing heating, ventilating and air conditioning systems and process piping systems are based on contracted prices. The Company may establish an allowance for uncollectible trade accounts and retainage receivable based upon historical collection experience and management’s

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(2)	Summary of significant accounting policies – cont’d

(D)	Accounts and retainage receivable – cont’d

periodic evaluation of the collectability of outstanding accounts and retainage receivable on an account-by-account basis. Accounts receivable and contract retentions are due based on contract terms. Amounts are deemed delinquent when they are not received within their contract terms. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

(E)	Credit risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and trade accounts and retainage receivables.

The Company maintains its cash accounts at balances which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy. At December 31, 2011, amounts in excess of federally insured limits totaled approximately $15,926.

Trade accounts and retainage receivables, at times, are due from government agencies, municipalities and private owners located in the New York metropolitan area. The Company does not require collateral in most cases, but may file claims or statutory liens against the construction projects if a default in payment occurs. Trade accounts and retainage receivables from the Company’s three largest customers totaled approximately $8,395 and $10,981 at December 31, 2011 and 2010, respectively.

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

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment,

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

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

All share based payments to employees and non-employee directors, including grants of stock options, are recognized in the financial statements based on the award’s fair value at the date of grant.

The Company uses the Black-Scholes option – pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

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

(L)	Impact of recently issued and adopted accounting standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure its consistent reporting of financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. There were no recently issued accounting standards which materially affect the Company, except for the following:

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(2)	Summary of significant accounting policies – cont’d

(L)	Impact of recently issued and adopted accounting standards – cont’d.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. Also, ASU 2011-12 defers portions of ASU No. 2011-05 that relate to the presentation of reclassification adjustments. Except for the presentation requirement, the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

(3)	Marketable securities

The cost and fair values of the marketable securities, classified as available-for-sale securities at December 31, 2011 and 2010, were as follows:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2011:
Investment in certificates of deposit, mutual funds and marketable equity securities	$3,187	$80	$(413)	$2,854

December 31, 2010:
Investment in mutual funds and marketable equity securities	$1,902	$79	$(356)	$1,625

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(3)	Marketable securities – cont’d

At December 31, 2011 and 2010, gross unrealized holding losses on available-for-sale securities were $413 and $356, respectively. At December 31, 2011 and 2010, gross unrealized holding gains on available-for-sale securities were $80 and $79, respectively. The change in net unrealized holding losses, net of tax, was an increase of $30 and a decrease of $20 for the years ended December 31, 2011 and 2010, respectively.

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

Financial assets carried at fair value at December 31, 2011 and 2010 are classified in the table below in one of the three categories described above.

	Level 1	Level 2	Level 3	Total
Year ended December 31,2011:
Certificates of deposit, mutual funds and marketable equity securities	$2,854	$-	$-	$2,854

Year ended December 31,2010:
Mutual funds and marketable equity securities	$1,625	$-	$-	$1,625

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(3)	Marketable securities – cont’d

Mutual funds and marketable equity securities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

(4)	Accounts and retainage receivable

	2011	2010
Accounts and retainage receivable:
Billed
Contracts in progress	$11,670	$8,365
Completed contracts	2,339	4,990
Unbilled	67	345
	$14,076	$13,700

Retainage receivable	$3,982	$4,081

 At December 31, 2011, retained contract receivables totaling $381 were not expected to be realized within one year.

(5)	Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts consists of the following at December 31, 2011 and 2010:

	2011	2010
Costs incurred on uncompleted contracts	$71,468	$59,819
Estimated earnings	7,131	7,516
	78,599	67,335
Less billings to date	77,713	67,606
	$886	$(271)

The above amounts are included in the accompanying consolidated balance sheets under the following captions:

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,958	$3,714
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,072)	(3,985)
	$886	$(271)

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

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

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(6)	Joint Venture – cont’d

In order to ensure that the Company’s unconsolidated Joint Venture was properly capitalized, the Company and its partner were billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract. The decision to bill the Joint Venture only for the costs incurred on the project has not had a significant impact on the Company’s liquidity.

The project is nearing completion. During the year ended December 31, 2011, the Company and its joint venture partner have each received distributions of $1,400 in excess of their costs. As cash is received, the Joint Venture will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner.

Since the Company is currently billing the Joint Venture for its costs related to the performance of the mechanical portion of the Joint Venture contract, and the agreed upon profit distribution, this transaction increases amounts the Company records in its consolidated balance sheets under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts”.

During the quarter ended June 30, 2011, the Joint Venture terminated its contract with the construction manager which had been responsible for the general construction segment. The Company hired certain employees of this construction manager to continue to perform certain of the general construction tasks. The Company is also funding, on a cost reimbursable basis, other general construction costs on behalf of the Joint Venture. These costs are included in the Company’s consolidated financial statements as advances to the Joint Venture. These advances to the Joint Venture are repaid monthly.

The Company does not believe that the termination of its construction manager has had any effect on the ability of the Company to complete its contract obligations, and will not have a material effect on the overall profitability of the project.

As of December 31, 2011 and 2010, the Joint Venture had cash totaling approximately $3,858 and $7,084, respectively, no portion of which was included in the Company’s cash balance in the consolidated balance sheets as of December 31, 2011 and 2010.

The following schedule summarizes for the years ended December 31, 2011 and 2010, the amounts the Company has recorded in its consolidated balance sheets relating to the general construction portion of the contract, under the caption “Advances to and earnings from joint venture”:

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(6)	Joint Venture – cont’d

	2011	2010
Balance, beginning of year	$281	$17
Current year activity:
Advances to joint venture	557	-
Repayments of joint venture advances	(494)	(17)
Net advances to joint venture	63	(17)
Earnings from joint venture	301	281
Total current year activity	364	264
Balance, end of year	$645	$281

The following schedule summarizes the joint venture financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010:

	2011	2010
Balance Sheet:
Current and Total Assets	$7,484	$11,616

Current and Total Liabilities	$6,381	$11,129

Statement of Income:
Revenues	$18,440	$22,818

Income from continuing operations and
net income	$616	$476

(7)	Property and equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land	$694	$694
Building	1,718	1,718
Machinery and equipment	814	814
Furniture and fixtures	977	976
Leasehold improvements	851	851
	5,054	5,053
Less accumulated depreciation and amortization	2,595	2,439
	$2,459	$2,614

Depreciation and amortization expense relating to property and equipment was approximately $156 and $167 for the years ended December 31, 2011 and 2010, respectively.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(8)	Mortgage payable

During December 2008, the Company purchased a pipe fabrication shop and an adjacent storage yard in Bronx, New York, from the Company’s Chief Executive Officer and a charitable foundation he controls at fair market value.

The Company financed a portion of this purchase using a $1,176 mortgage with Bank of America, N.A. This mortgage has a ten year term, with interest amortized over twenty years, with any unpaid principal due in a balloon payment of $593 in December 2018. The mortgage payable is at a variable interest rate, and the Company used an interest swap instrument to convert the interest rate that the Company pays to a fixed rate. The Company has determined that the fair value of the interest rate swap was immaterial. Monthly payments are approximate $5 plus interest at 5%. This mortgage is collateralized by the real estate.

Future principal maturities of this mortgage payable are as follows as of December 31, 2011:

Years ending
December 31,	Amount
2012	$58
2013	58
2014	58
2015	58
2016	58
Thereafter	704
Total	$994

Costs related to obtaining the mortgage debt are capitalized and amortized over the term of the related debt using the straight-line method. When the loan is paid in full, any unamortized finance costs are removed from the related accounts and charged to operations. The Company incurred costs related to the mortgage closing totaling $44. During the years ended December 31, 2011 and 2010, amortization expense charged to operations related to these deferred mortgage costs totaled $4. At December 31, 2011 and 2010, net deferred mortgage costs totaled $32 and $36, respectively, and are included in the consolidated balance sheets as a long term asset under the caption “Other”.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(9)	Income taxes

For the years ended December 31, 2011 and 2010 components of the provision for income taxes are as follows:

	2011	2010
Current
Federal	$651	$948
State and local	514	647
	1,165	1,595

Deferred
Federal	(20)	2
State and local	(13)	-
	(33)	2
Totals	$1,132	$1,597

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before taxes is as follows:

	2011	2010
Computed tax at the federal statutory rate of 34%	$912	$1,212
State and local taxes, net of federal benefit	291	386
Other items, net	(71)	(1)
Provision for income taxes	$1,132	$1,597

The details of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets:
Property and equipment	$81	$53
Unrealized losses on marketable securities	150	124
Other tax carryforwards	37	32
Deferred income tax assets, net	$268	$209

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(9)	Income taxes – cont’d

At December 31, 2011 and 2010, the Company had net current deferred tax assets totaling $150 and $124, respectively. At December 31, 2011 and 2010, the net non-current deferred tax assets total $118 and $85, respectively.

Management has evaluated its tax positions for the year ended December 31, 2011 and has determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2011.

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

At January 1, 2010, the Company had 145,501 outstanding options under the 1995 plan at an exercise price of $1.66.

During 2010, 131,500 options under the 1995 plan were exercised during the year. No options were exercised during 2011. At December 31, 2011 there were 14,001 outstanding and fully vested options under the 1995 plan.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

The 2007 Plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders. Pursuant to the 2007 Plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and Directors of the Company. The primary purpose of the 2007 Plan is to reward and retain key employees and to compensate directors. Under this plan the Company has issued two Company directors options to purchase 40,000 shares of the Company’s common stock at various exercise prices. (See Note 18 (A)). At December 31, 2011, there were 40,000 options under the 2007 plan outstanding, of which 33,333 were vested.

As of December 31, 2011, there was approximately $3 unrecognized compensation expense related to unvested stock-based compensation awards. That cost is expected to be recognized over the next year.

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

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk-free interest rate as selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(10)	Stockholders’ equity- cont’d

(A)	Stock option plans- cont’d

Changes that occurred in options outstanding during 2011 and 2010 for both plans are summarized below:

	2011 Number of Shares	2011 Weighed Average Exercise Price	2010 Number of Shares	2010 Weighed Average Exercise Price

Outstanding at beginning of year	54,001	$3.95	185,501	$2.27

Exercised	-	-	(131,500)	$1.58

Outstanding at end of year	54,001	$3.95	54,001	$3.95

Exercisable at end of year	47,334	$4.14	40,667	$4.39

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised under both plans during the years end December 31, 2011 and 2010, respectively, are as follows:

	2011	2010

Proceeds from stock options exercised	$-	$208

Tax benefits related to stock options exercised	$-	$97

Intrinsic value of stock options exercised	$-	$216

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(10)	Stockholders’ equity – cont’d

(A)	Stock option plans- cont’d

The following table summarizes information about stock options outstanding at December 31, 2011:

Exercise Price	Shares	Contractual Life

$1.58	14,001	3.6 years
$6.95	20,000	5.6 years
$2.61	20,000	7.4 years
Total	54,001

	Shares	Average Price	Term in Years	Intrinsic Value

Outstanding Options	54,001	$3.95	5.7	$39
Exercisable Options	47,334	$4.14	5.5	$34

(B)	Dividend distributions

On August 9, 2011, the Company’s Board of Directors declared a cash dividend of $.15 per share. The aggregate amount of the dividend was $955 and was paid on August 29, 2011 to stockholders of record as of August 23, 2011.

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

The Company is authorized to issue 1,000,000 shares of preferred stock. As of December 31, 2011, no shares of preferred stock had been issued by the Company.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(10)	Stockholders’ equity – cont’d

(D)	Treasury stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000 of the Company’s common stock on the open market. As of December 31, 2011 and 2010, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140.

(11)	Earnings per share

	2011	2010

Net earnings	$1,550	$1,968

Earnings per share – basic: Weighted average shares outstanding during the year	6,366,625	6,305,517

Earnings per common share – basic	$.24	$.31

Earnings per share – diluted: Weighted average shares outstanding during the year	6,366,625	6,305,517

Effect of stock option dilution	7,203	12,832

Total shares outstanding for purposes of calculating diluted earnings per share	6,373,828	6,318,349

Earnings per common shares and common share equivalent – diluted	$.24	$.31

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(12)	Accumulated other comprehensive income (loss)

At December 31, 2011 and 2010, accumulated other comprehensive income and loss, which consists of net unrealized holding gains (losses) on available-for-sale securities, was as follows:

	2011	2010
Beginning balance	$(153)	$(173)
Current period change	(30)	20
Ending balance	$(183)	$(153)

(13)	Commitments and contingencies

(A)	Performance and payment bonds

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

(B)	Operating lease

The Company is obligated under an operating lease, for office space with minimum future rental payments at December 31, 2011 as follows:

Years ending
December 31,	Amount

2012	$227
2013	231
2014	117
Total	$575

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(13)	Commitments and contingencies - cont’d

(B)	Operating lease – cont’d

Under the terms of the lease agreement, the Company is obligated to pay monthly rental amounts of approximately $19, which escalates 2% each year. The Company has an option to cancel after giving the landlord six months notice.

The lease is a triple net lease which the Company pays any increases in real estate taxes over base year taxes, maintenance, insurance and utilities. The current lease expires June 30, 2014.

Rent expense for the years ended December 31, 2011 and 2010 amounted to approximately $223 and $218, respectively.

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

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(13)	Commitments and contingencies - cont’d

(D)	Legal – cont’d

(2)	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, except the case of KSW Mechanical Services, Inc. v. Pavarini McGovern, LLC, et. al.,(PMG), Supreme Court, N.Y. County, which is an action to recover the Company’s contract balance of $529, plus delay and impact costs of $160, from PMG, the construction manager on the 45th Street Hotel project. PMG and the owner of the project (“Owner”) have been in litigation and in alternative dispute resolution proceedings over monetary issues unrelated to the Company’s work. The construction manager has cited these disputes with the Owner as the basis for failing to pay the Company’s contract balance. There are a total of eight actions instituted by various parties, including the Company, arising from the project. These actions have been consolidated for trial. The actions are now in the discovery stage. On April 5, 2011, the Owner filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Owner has filed a Plan of Reorganization which does not impair the rights of mechanic’s lienors such as the Company. Under the Plan, which was approved by the Bankruptcy Court, $11,000 is set aside for the payment of mechanics lienors such as the Company. The Company believes that the receivable recorded on its books should be collected.

(E)	Employment agreement

The Company’s Chief Executive Officer has a written employment agreement, which expires on December 31, 2013 (see Note 18(B)). This agreement provides a base annual compensation of $450, medical insurance, disability insurance with payments equal to 60% of base compensation, a $1 million policy of life insurance payable as directed by him and a car with a chauffeur. His estate is entitled to two months pay in the event of his death.

For the period January 1, 2010 through December 31, 2013, see Note 18(B), he will receive a bonus equal to 9.5% of the Company’s adjusted annual profits before taxes which are in excess of $100. For the years ended December 31, 2011 and 2010, bonus expense related to this agreement was $272 and $366, respectively. At December 31, 2011 and 2010, accrued bonus payable included in the accompanying consolidated balance sheets related to this agreement was approximately $122 and $216, respectively.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(14)	Credit facility

The Company has a line of credit facility from Bank of America, N.A. which provides borrowings for working capital purposes up to $2,000. There have been no borrowings against this credit facility. This facility expires on March 31, 2012, is secured by the Company’s assets and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc. (See Note 18(C)).

Advances related to the facility in place at December 31, 2011 bear interest, based on the Company’s option, at either the bank’s prime lending rate, or the London Interbank Offered Rate (“LIBOR”) plus two percent per annum.

(15)	Concentration risks

(A)	Labor concentrations

The Company’s direct labor is supplied primarily by one union through a collective bargaining agreement, which expires in June 2014. Although the Company’s past experience was favorable with respect to resolving conflicting demands with unions, it is always possible that a protracted conflict may occur which will impact the renewal of the collective bargaining agreements.

(B)	Contract revenue/significant customers

Revenues from the Company’s largest customers were approximately 58%, 9%, and 7%, of its contract revenue in 2011; 27%, 21%, 20%, and 10%, of its contract revenue in 2010.

(16)	Retirement plans

(A)	Profit-sharing/401(k) plan

The Company sponsors a profit-sharing/401(k) plan covering employees not covered under collective bargaining agreements who meet the age and length of service requirements of the plan. The Company may make discretionary contributions to the plan. The total of employee contributions may not exceed Federal government limits. The Company expensed approximately $74 and $85 as a 25% matching contribution for the years ended December 31, 2011 and 2010, respectively.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(16)	Retirement plans – cont’d

(B)	Multiemployer pension plans

Employees of the Company who are parties to a collective bargaining (union) agreement are covered by union pension plans. The Company makes contributions to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members’ earnings and periods of coverage under the respective plans. The Company has expensed approximately $1,204 and $2,328 for the years ended December 31, 2011 and 2010, respectively, related to multiemployer pension plans for its union employees.

Under the Construction Industry Exemption to ERISA, the Company would be liable for a withdrawal penalty only if it ceases to make contributions to the plan, but continues to work in the same jurisdiction on a non-union basis. The Company has no intention of taking any action that would result in a withdrawal penalty.

The Company’s participation in significant plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company has received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and the plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date of the collective bargaining agreement to which the plan is subject:

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(16)	Retirement plans – cont’d

(B)	Multiemployer pension plans

	EIN/Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions		Surcharge	Collective Bargaining Agreement Expiration
Pension Fund	Plan Number	2011	2010	Implemented	2011	2010	Imposed	Date

Steamfitters’ Industry Pension Fund	13-6149680-001	Yellow	Yellow	Implemented	$1,155	$2,284	No	June 2014

	Contributions to other multiemployer pension plans				49	44
	Total Contributions				$1,204	$2,328

The most recent Pension Protection Act Zone Status available in 2011 and 2010 is for the plan years ended December 31, 2010 and 2009, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. The Company’s yearly contribution for 2010 represents 5.6% of total contributions made to the plan, as indicated in the plan’s 2010 annual report on Federal Form 5500. There are no future minimum contribution requirements under the Collective Bargaining Agreement or the Plan.

(17)	Backlog

At December 31, 2011, the Company had a backlog of approximately $86,300. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on work which has not commenced.

(18)	Subsequent events

(A)	Stock option issuance

On February 14, 2012, the Company issued to executives and certain employees options to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.75.

KSW, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands, except share data) ____________________________

(18)	Subsequent events – cont’d

(B)	Employment agreement

On February 14, 2012, the Company’s Compensation Committee and the Company’s Chief Executive Officer agreed to extend this officer’s Employment Agreement effective January 1, 2012, and expiring December 31, 2013, under the same terms as the expiring Amendatory Employment Agreement.

(C)	Line of credit

On February 23, 2012, the Company extended the working capital credit facility with Bank of America, N.A for a term expiring March 31, 2013.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of KSW, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

3.2	Amended and Restated By-Laws of KSW, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (No. 333-217350), filed with the Commission on February 13, 1997).

10.1	Form of Modification of Lease Agreement dated as of May 1, 1998 by and between KSW, Inc, Irvjoy Partners, L.P. and I BLDG Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 001-32865), filed with the Commission on March 30, 1999).

10.2	1995 Stock Option Plan of KSW, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (Commission File No. 001-32865), filed with the Commission on November 24, 1995).

10.3	Employment Agreement, dated September 12, 2005 by and between the Company, KSW Mechanical Services, Inc. and Floyd Warkol (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (Commission File No. 001-32865), filed with the Commission on September 12, 2005).

10.4	Amendatory Employment Agreement, dated as of March 6, 2007, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol. (incorporated herein by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed on March 14, 2007).

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

Exhibit No.	Description

10.6	Line of Credit Agreement Letter, dated March 8, 2007, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 14, 2007).

10.7	Line of Credit Agreement Letter, dated January 28, 2008, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.8	Line of Credit Agreement Letter, dated January 26, 2009, between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 25, 2009).

10.9	KSW, Inc. 2007 Stock Option Plan (incorporated herein by reference to Appendix E to the Company’s definitive proxy statement on Schedule 14A for the 2008 annual meeting of stockholders, filed with the Commission on April 4, 2008).

10.10	Line of Credit Agreement Amendment No. 1, dated January 15, 2010 between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 19, 2010).

10.11	Line of Credit Agreement Amendment No. 2, dated January 14, 2011 between KSW, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 22, 2011).

10.12	Line of Credit Agreement Amendment No. 3, dated February 23, 2012 between KSW, Inc. and Bank of America, N.A.

10.13	Amendatory Employment Agreement, dated as of November 13, 2008, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

10.14	Second Amendatory Employment Agreement, dated as of September 25, 2009, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

10.15	Third Amendatory Employment Agreement, dated as of January 1, 2012, by and between the Company, KSW Mechanical Services, Inc., and Floyd Warkol.

11.1	Statement Regarding Computation of Net Earnings Per Share.

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

Exhibit No.	Description

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.