Form 10-Q
period 2012-03-31
KSW INC
filed 2012-05-14
CIK 1004125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at
Class	May 14, 2012
Common stock, $.01 par value	6,386,625

KSW, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets –
	March 31, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Income –
	Three months ended March 31, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Comprehensive Income –
	Three months ended March 31, 2012 and 2011 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity –
	Three months ended March 31, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows–
	Three months ended March 31, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements–	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

SIGNATURE		22
INDEX TO EXHIBITS		23

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,407	$14,211
Marketable securities	2,964	2,854
Accounts receivable	18,600	14,076
Retainage receivable	4,852	3,982
Costs and estimated earnings in excess of billings on uncompleted contracts	2,519	2,958
Prepaid expenses and other receivables	277	11
Advances to and earnings from joint venture (Note 5)	600	645
Deferred income taxes	103	150
Total current assets	44,322	38,887
Property and equipment, net of accumulated depreciation and amortization of $2,596 and $2,595 at 3/31/12 and 12/31/11, respectively	2,474	2,459
Deferred income taxes	143	118
Other	31	32
Total assets	$46,970	$41,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	14,801	12,770
Retainage payable	3,180	2,320
Accrued payroll and benefits	904	544
Accrued expenses	-	14
Billings in excess of costs and estimated earnings on uncompleted contracts	3,354	2,072
Income taxes payable	344	121
Total current liabilities	22,641	17,899
Mortgage payable, net of current portion	921	936
Total liabilities	23,562	18,835

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 25,000,000 shares authorized; 6,419,325 shares issued and 6,366,625 shares outstanding	64	64
Additional paid-in capital	13,647	13,642
Retained earnings	9,962	9,278
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(125)	(183)
Less treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders' equity	23,408	22,661
Total liabilities and stockholders' equity	$46,970	$41,496

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Revenues	$21,462	$16,548

Cost of revenues	18,847	14,826

Gross profit	2,615	1,722

Selling, general and administrative expenses	1,511	1,302

Operating income	1,104	420

Other income:
Interest income	23	22
Interest expense	(13)	(15)
Total other income	10	7

Income before provision for income taxes	1,114	427

Provision for income taxes	430	116

Net income	$684	$311

Earnings per common share:

Basic	$.11	$.05

Diluted	$.11	$.05

Weighted average common shares outstanding:
Basic	6,366,625	6,366,625
Diluted	6,373,892	6,374,110

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net income	$684	$311

Other comprehensive income:

Net unrealized holding gains arising during the period	105	22

Income tax expense related to items of other comprehensive income	47	9

Other comprehensive income, net of income tax expense	58	13

Total comprehensive income	$742	$324

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2012	6,419,325	$64	$13,642	$9,278	$(183)	$(140)	$22,661

Net income	-	-	-	684	-	-	684

Amortization of share-based compensation	-	-	5	-	-	-	5

Net unrealized gains on available-for- sale securities	-	-	-	-	58	-	58

Balances, March 31, 2012	6,419,325	$64	$13,647	$9,962	$(125)	$(140)	$23,408

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$684	$311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33	40
Deferred income taxes	(25)	(29)
Gain on sale or property and equipment	(7)	-
Stock-based compensation expense related to stock option plan	5	2
Earnings from joint venture	(3)	(72)
Changes in operating assets and liabilities:
Accounts receivable	(4,524)	(90)
Retainage receivable	(870)	465
Costs and estimated earnings in excess of billings on uncompleted contracts	439	471
Prepaid expenses and other receivables	(266)	14
Prepaid income taxes	-	34
Accounts payable	2,031	1,384
Retainage payable	860	(120)
Accrued payroll and benefits	360	(300)
Accrued expenses	(14)	(195)
Billings in excess of costs and estimated earnings on uncompleted contract	1,282	(1,472)
Income taxes payable	223	-
Net cash provided by operating activities	208	443

Cash flows from investing activities:
Purchases of property and equipment	(51)	-
Proceeds from sale of property and equipment	11	-
Repayment of advances to joint venture, net	48	-
Purchases of marketable securities	(5)	(4)
Net cash provided by (used in) investing activities	3	(4)

Cash flows from financing activities:
Repayment of mortgage payable	(15)	(14)
Net cash used in financing activities	(15)	(14)

Net increase in cash and cash equivalents	196	425

Cash and cash equivalents, beginning of period	14,211	14,945

Cash and cash equivalents, end of period	$14,407	$15,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$15
Income taxes	$233	$111

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Operations and Basis of Presentation

KSW, Inc. and its subsidiaries, KSW Mechanical Services, Inc., and Energy Alternatives, Inc. collectively the “Company”, furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York. The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades. The Company operates as one operating segment.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2012, and its results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2012 and 2011. Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2012.

2.	Significant Accounting Policies

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company has made no significant changes to these policies during 2012.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2012.

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

Financial assets carried at fair value at March 31, 2012 and December 31, 2011 are classified in the tables below in one of three broad categories.

March 31, 2012:	Level 1	Level 2	Level 3	Total
Certificates of deposit, mutual funds and marketable equity securities	$2,964,000	$-	$-	$2,964,000

December 31, 2011:
Certificates of deposit, mutual funds and marketable equity securities	$2,854,000	$-	$-	$2,854,000

5.	Joint Venture

During the third quarter of 2009, a Joint Venture in which the Company and Five Star Electric Corporation each have a 50 percent ownership interest, was awarded a $46 million contract for the construction of a chiller plant at the World Trade Center site.

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

The project is nearing completion. As of March 31, 2012, the Company and its joint venture partner have each received distributions of $1,400,000 in excess of their costs. As cash is received, the Joint Venture will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner.

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

As of March 31, 2012, the Joint Venture had cash totaling approximately $3,175,000, no portion of which was included in the Company’s cash balance in the consolidated balance sheets as of March 31, 2012.

The following schedule summarizes for the three months ended March 31, 2012, the amounts the Company has recorded in its consolidated balance sheets relating to the general construction portion of the contract, under the caption “Advances to and earnings from joint venture”:

	Balance at December 31, 2011	Net activity for the three months ended March 31, 2012	Balance at March 31, 2012
Advances to joint venture	$63,000	$(48,000)	$15,000
Earnings from joint venture	582,000	3,000	585,000
Total	$645,000	$(45,000)	$600,000

6.	Stockholders’ Equity

(A) Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005. Therefore, no new options can be granted under that plan. At March 31, 2012, there were 14,001 outstanding exercisable options, which were previously issued under the 1995 plan, expiring August 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders. Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company. The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors. Under this plan, in 2007, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $6.95 per share. On May 7, 2009, the Company issued to a Company director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.61 per share. On February 14, 2012, the Company issued to executives and certain employees options to purchase 100,000 shares of the Company’s common stock at an exercise prices of $3.75 per share. At March 31, 2012, there were 140,000 options outstanding of which 33,333 were vested under the 2007 plan.

During the three months ended March 31, 2012, the Company incurred compensation expense related to the vesting of stock options totaling approximately $5,000. There were no options exercised during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2011, the Company incurred compensation expense related to the vesting of stock options totaling approximately $2,000.

As of March 31, 2012, there is approximately $61,000 of unrecognized compensation expense related to unvested stock-based compensation awards. That cost is expected to be recognized over the next 2.9 years.

Under both plans, options were granted to certain employees, executives and directors at prices equal to or in excess of the market value of the stock on the dates the options were issued. The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options. The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Stock option activity for the three months ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2012	54,001	$3.95
Expired/canceled	-	$-
Granted	100,000	$3.75
Exercised	-	$-
Outstanding at March 31, 2012	154,001	$3.82	8.3	$73,000
Exercisable at March 31, 2012	47,334	$4.14	5.3	$50,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 100,000 grants in 2012; dividend yield of 4.06%; expected volatility of 31.70%; risk-free interest rate of .897%; and expected lives of five years. The fair value of these options issued were $2.98 per share.

No stock options were exercised during the three months ended March 31, 2012 and 2011.

(B)      Treasury Stock

During December 2008, the Company’s Board of Directors authorized the purchase, through June 2009, of up to $1,000,000 of the Company’s common stock on the open market. As of March 31, 2012, the Company purchased 52,700 shares of the Company’s common stock at a total cost of $140,000.

(C)      Dividend

On May 9, 2012, the Company’s Board of Directors declared a cash dividend of $.20 per share. The dividend is payable on May 24, 2012 to shareholders of record as of May 18, 2012.

7.	Earnings per Share

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net income	$684,000	$311,000

Earnings per share – basic:	6,366,625	6,366,625
Weighted average shares outstanding during the period

Earnings per share – basic	$.11	$.05

Earnings per share – diluted:	6,366,625	6,366,625
Weighted average shares outstanding during the period

Effect of stock option dilution	7,267	7,485

Total shares outstanding for purposes of calculating diluted earnings per share	6,373,892	6,374,110

Earnings per share – diluted	$.11	$.05

8.	Commitment and Contingencies

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

Results of Operations

Revenues

Total revenues for the quarter ended March 31, 2012 increased by $ 4,914,000 or 29.7% to $21,462,000, as compared to $16,548,000 for the quarter ended March 31, 2011.

The increase in revenue during the quarter ended March 31, 2012, as compared to the same period in 2011, was attributed to projects which the Company was awarded in mid-2011 which did not start until the fourth quarter of 2011, and which are now fully underway.

As of March 31, 2012 the Company had backlog of approximately $70,500,000.

Approximately $16,000,000 of the March 31, 2012 backlog is not reasonably expected to be completed within the year ending December 31, 2012. New contracts secured during 2012 will increase 2012 revenues. The amount of backlog not reasonably expected to be completed in the current fiscal year is subject to various uncertainties and risks. The Company is actively seeking new projects to add to its backlog.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2012 increased by $4,021,000, or 27.1% to $18,847,000, as compared to $14,826,000 for the quarter ended March 31, 2011. The increase in cost of revenues for the quarter ended March 31, 2012, as compared to March 31, 2011, was primarily associated with the increased revenues.

Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses. Overhead costs include project supervision and drafting salaries as well as insurance costs. Higher revenues generally require higher expenditures of costs, but higher revenues also allow the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.

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

Gross Profit

Gross profit for the quarter ended March 31, 2012 was $2,615,000, or 12.2% of revenues, as compared to a gross profit of $1,722,000, or 10.4% of revenues, for the quarter ended March 31, 2011. The change in gross profit for the quarter ended March 31, 2012 as compared to the same period in 2011 was a result of the increased revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2012 increased by $209,000 or 16.1% to $1,511,000, as compared to $1,302,000 for the quarter ended March 31, 2011.

This change was primarily a result of an increase in employment costs related to the newer projects.

Other Income

Other income for the quarter ended March 31, 2012 was $10,000, as compared to $7,000 for the quarter ended March 31, 2011.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2012 was $430,000, as compared to the provision for income taxes of $116,000 for the quarter ended March 31, 2011. The effective tax rate during the quarters ended March 31, 2012 and 2011, were lower than the Company’s statutory tax rate as a result of reversals of prior year over accrual of taxes.

Net Income

As a result of the above mentioned items, the Company reported net income of $684,000, or $.11 per share-basic and diluted, for the quarter ended March 31, 2012, as compared to reported net income of $311,000, or $.05 per share-basic and diluted, for the quarter ended March 31, 2011.

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

As of March 31, 2012, total cash and cash equivalents was $14,407,000, a $963,000 decrease from the $15,370,000 reported as of March 31, 2011. As of March 31, 2012, the Company’s Joint Venture had cash totaling approximately $3,175,000, which is not included in the Company’s consolidated balance sheet as of March 31, 2012. As of March 31, 2012, marketable securities were $2,964,000, as compared to $1,651,000 reported as of March 31, 2011.

Cash provided by operations

Net cash provided by operations was $208,000 and $443,000 for the quarters ended March 31, 2012 and 2011, respectfully. Both periods were affected by the funding of projects, the payment of corporate income taxes and executive bonuses.

Cash received from customers is calculated as follows: contract revenues for the period, less unconsolidated joint venture billings during the period, plus the differences between the account balances at the beginning balance sheet date and the ending balance sheet date of accounts receivable, retainage receivable, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of estimated earnings on uncompleted contracts. Cash received from customers for three months ended March 31, 2012 decreased 19%, as compared to the same period in 2011. This decrease was primarily a result of first quarter 2012 equipment purchases and reimbursable overtime costs which were billed to our customer in the first quarter of 2012. These billed amounts were outstanding as of March 31, 2012 and will be collected during the quarter ended June 30, 2012. Interest income increased in the quarter ended March 31, 2012, as compared to the same quarter in 2011. These receipts were reduced by amounts paid to fund project costs, SG&A costs, interest expense and income taxes. Since cash received from customers decreased, payments for project costs also decreased. Payments of corporate income taxes increased by $122,000 in 2012, as compared to 2011. All of the above contributed to the decrease in cash provided by operations in quarter ended March 31, 2012, as compared to the same period in 2011.

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

Cash provided by (used in) investing activities

Net cash provided by investing activities was $3,000 for the quarter ended March 31, 2012. Net cash used in investing activities was $4,000 for the quarter ended March 31, 2011. The Company purchased property and equipment totaling $51,000 and $0 and marketable securities totaling $5,000 and $4,000 during the quarters ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company received proceeds of $11,000 related to the sale of property and equipment.

During the three months ended March 31, 2012, the Company had net repayments of advances to its Joint Venture totaling $48,000.

Cash used in financing activities

Net cash used in financing activities during the quarter ended March 31, 2012 and 2011 was $15,000 and $14,000, respectively, which relate to principal payments on a mortgage payable.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000. This facility expires on March 31, 2013, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc. There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate (3.25% at March 31, 2012) or the London Inter-Bank Offered Rate (“LIBOR”) (.23% at March  31, 2012) plus two percent per annum.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts. The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits. At March 31, 2012, approximately $30,815,000 of the Company’s backlog of $70,500,000 is bonded.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be “critical” from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

See Note (9) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

Forward-Looking Statements

Certain statements contained in this report are not historical facts and constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements generally can be identified as statements that include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. This document describes factors that could cause actual results to differ materially from expectations of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors. Such risks, uncertainties, and other important factors include, among others: inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, cancellation, suspension or delay of projects by customers, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company’s control and other factors as are described in “ Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Forward-looking statements speak only as of the date of the document in which they are made. Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company’s expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

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

In addition, as of March 31, 2012, the Company had $2,964,000 of marketable securities.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, except the case of KSW Mechanical Services, Inc. v. Pavarini McGovern, LLC, et. al., (PMG), Supreme Court, N.Y. County, which is an action to recover KSW’s contract balance of $529,000, plus delay and impact costs of $160,000, from PMG, the construction manager on the 45th Street Hotel project. PMG and the owner of the project (“Owner”) have been in litigation and in alternative dispute resolution proceedings over monetary issues unrelated to the Company’s work. The construction manager has cited these disputes with the Owner as the basis for failing to pay the Company’s contract balance. On April 5, 2011, the Owner filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court has approved a Plan of Reorganization which does not impair the rights of mechanic’s lienors, and sets aside $11,000,000 for the payment of mechanics lienors such as the Company. There are a total of eight actions instituted by various parties, including the Company, arising from the project. These actions have been consolidated for trial, and are now in the discovery stage. The Company has made a motion for summary judgment, seeking an immediate determination of PMG’s liability to the Company, which will be heard by the State Court on June 14, 2012. The Company believes that the receivable recorded on its books should be collected.

item 1A.	Risk Factors

There have been no material changes in or additions to the risk factors disclosed in the Company’s December 31, 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 11 – Statement Regarding Computation of Earnings per Share(see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

Exhibit 31.1 –	Certification of Chief Executive Officer required by Rule 13a-14(a)

Exhibit 31.2 –	Certification of Chief Financial Officer required by Rule 13a-14(a)

Exhibit 32.1 –	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

Exhibit 32.2 –	Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350

Exhibit 101 – Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) our Consolidated Statement of Stockholders’ Equity; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

Date: May 14, 2012
/s/Richard W. Lucas
Richard W. Lucas
Chief Financial Officer

(Principal Financial and Accounting Officer
and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

11	Statement Regarding Computation of Earnings per Share(see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) our Consolidated Statement of Stockholders’ Equity; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

