Form 10-Q
period 2012-06-30
KSW INC
filed 2012-08-14
CIK 1004125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2012

Common stock, $.01 par value	6,386,625

KSW, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
KSW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,195	$14,211
Marketable securities	2,946	2,854
Accounts receivable	18,366	14,076
Retainage receivable	6,330	3,982
Costs and estimated earnings in excess of billings on uncompleted contracts	1,159	2,958
Prepaid expenses and other receivables	437	11
Prepaid income taxes	29	-
Advances to and earnings from joint venture (Note 5)	615	645
Deferred income taxes	115	150
Total current assets	44,192	38,887
Property and equipment, net of accumulated depreciation and amortization of $2,629 and $2,595 at 6/30/12 and 12/31/11, respectively	2,445	2,459
Deferred income taxes	133	118
Other	29	32
Total assets	$46,799	$41,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of mortgage payable	$58	$58
Accounts payable	13,290	12,770
Retainage payable	4,036	2,320
Accrued payroll and benefits	1,262	544
Accrued expenses	135	14
Billings in excess of costs and estimated earnings on uncompleted contracts	4,305	2,072
Income taxes payable	-	121
Total current liabilities	23,086	17,899
Mortgage payable, net of current portion	907	936
Total liabilities	23,993	18,835

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-

Common stock, $.01 par value, 25,000,000 shares
authorized; 6,439,325 and 6,419,325 shares issued
and 6,386,625 and 6,366,625 shares outstanding
at 6/30/12 and 12/31/11, respectively	64	64

Additional paid-in capital	13,718	13,642
Retained earnings	9,304	9,278
Accumulated other comprehensive loss:
Net unrealized holding losses on available - for-sale securities	(140)	(183)
Less treasury stock at cost, 52,700 shares	(140)	(140)
Total stockholders' equity	22,806	22,661
Total liabilities and stockholders' equity	$46,799	$41,496

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenues	$25,341	$17,432	$46,803	$33,980
Cost of revenues	22,966	15,365	41,813	30,191
Gross profit	2,375	2,067	4,990	3,789
Selling, general and administrative expenses	1,276	1,318	2,787	2,620
Operating income	1,099	749	2,203	1,169

Other income:
Interest income	27	21	50	43
Interest expense	(16)	(14)	(29)	(29)
Total other income	11	7	21	14
Income before provision for income taxes	1,110	756	2,224	1,183

Provision for income taxes	491	331	921	447
Net income	$619	$425	$1,303	$736
Earnings per common share:
Basic	$.10	$.07	$.20	$.12
Diluted	$.10	$.07	$.20	$.12

Weighted average common shares outstanding:
Basic	6,376,625	6,366,625	6,372,339	6,366,625
Diluted	6,385,253	6,374,579	6,376,750	6,374,437

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net income	$619	$425	$1,303	$736
Other comprehensive income (loss) :
Net unrealized holding gains (losses) arising during the period	(27)	26	78	48
Income tax provision (benefit) related to items of other comprehensive income (loss)	(12)	12	35	21

Other comprehensive income (loss), net of income tax provision (benefit)	(15)	14	43	27
Total comprehensive income	$604	$439	$1,346	$763

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012
 (in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balances, January 1, 2012	6,419,325	$64	$13,642	$9,278	$(183)	$(140)	$22,661

Net income	-	-	-	1,303	-	-	1,303

Share transactions under employee stock plan	20,000	-	52	-	-	-	52

Tax benefits from employee stock option plan	-	-	13	-	-	-	13

Amortization of share-based compensation	-	-	11	-	-	-	11

Cash dividend paid - $ .20 per share	-	-	-	(1,277)	-	-	(1,277)

Net unrealized gains on available-for- sale securities	-	-	-	-	43	-	43

Balances, June 30, 2012	6,439,325	$64	$13,718	$9,304	$(140)	$(140)	$22,806

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income	$1,303	$736
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68	79
Deferred income taxes	(15)	(31)
Gain on sale of property and equipment	(7)	-
Tax benefits from exercise of stock options	(13)	-
Stock-based compensation expense related to stock option plan	11	4
Earnings from joint venture	(11)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(4,290)	1,580
Retainage receivable	(2,348)	790
Costs and estimated earnings in excess of billings on uncompleted contracts	1,799	518
Prepaid income taxes	(137)	84
Prepaid expenses and other receivables	(426)	(73)
Accounts payable	520	1,442
Retainage payable	1,716	123
Accrued payroll and benefits	718	(235)
Accrued expenses	121	(306)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,233	(2,633)
Net cash provided by operating activities	1,242	1,863

Cash flows from investing activities:
Purchases of property and equipment	(55)	(1)
Proceeds from sale of property and equipment	11	(528)
Purchases of marketable securities	(14)	(213)
Repayment by / (Advances to) Joint Venture, net	41	-
Net cash used in investing activities	(17)	(742)

Cash flows from financing activities:
Proceeds from employee stock options exercised	52	-
Dividends paid	(1,277)	-
Repayment of mortgage payable	(29)	(29)
Tax benefits from employee stock options exercised	13	-
Net cash used in financing activities	(1,241)	(29)

Net increase (decrease) in cash and cash equivalents	(16)	1,092
Cash and cash equivalents, beginning of period	14,211	14,945
Cash and cash equivalents, end of period	$14,195	$16,037

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$29	$29
Income taxes	$1,076	$374

See accompanying notes to consolidated financial statements.

KSW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Nature of Operations and Basis of Presentation

KSW, Inc. and its subsidiaries, KSW Mechanical Services, Inc. and Energy Alternatives, Inc., collectively the “Company”, furnishes and installs heating, ventilating and air conditioning systems and process piping systems for institutional, industrial, commercial, high-rise residential and public works projects, primarily in the State of New York.  The Company also serves as a mechanical trade manager, performing project management services relating to the mechanical trades.  The Company considers itself to operate as one operating segment.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of normal recurring nature necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2012, and its results of operations and comprehensive income for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011.  Because of the possible fluctuations in the marketplace in the construction industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year ending December 31, 2012.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2012.

4. Marketable Securities

ASC 820-10, “Fair Value Measurements”, established a broad three level fair value hierarchy that prioritizes observable and unobservable inputs which are used to measure fair value.

The Company values short-term investments, mutual funds and marketable equity securities using market prices on active markets, which is Level 1 of the ASC 820-10 fair value hierarchy.  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Financial assets carried at fair value at June 30, 2012 and  December 31, 2011 are classified in the tables below in one of three broad categories.

June 30, 2012:

	Level 1	Level 2	Level 3	Total

Certificates of deposit, mutual funds and marketable equity securities	$2,946,000	$-	$-	$2,946,000

December 31, 2011:

	Level 1	Level 2	Level 3	Total

Certificates of deposit, mutual funds and marketable equity securities	$2,854,000	$-	$-	$2,854,000

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

The project is nearing completion.  During the quarter ended June 30, 2012, the Company and its joint venture partner have each received $500,000 of distributions from the joint venture.  As of June 30, 2012 the Company and its joint venture partner have each received distributions from the joint venture to date totaling $1,900,000. As cash is received, the Joint Venture will continue to make additional distributions to each partner of a portion of the difference between each partner’s adjusted subcontract and the amounts paid to each partner.

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

As of June 30, 2012, the Joint Venture had cash totaling approximately $2,615,000, no portion of which was included in the Company’s cash balance in the consolidated balance sheets as of June 30, 2012.

The following schedule summarizes for the six months ended June 30, 2012, the amounts the Company has recorded in its consolidated balance sheets relating to the general construction portion of the contract, under the caption “Advances to and earnings from joint venture”:

	Balance at December 31, 2011	Net activity for the six months ended June 30, 2012	Balance at June 30 , 2012
Advances to joint venture	$63,000	$(41,000)	$22,000
Earnings from joint venture	582,000	11,000	593,000
Total	$645,000	$(30,000)	$615,000

6.  Stockholders’ Equity

(A)  Stock Option Plans:

The Company has outstanding stock options issued under two plans, the KSW, Inc. 1995 Stock Option Plan (“1995 plan”) and the KSW, Inc. 2007 Stock Option Plan (“2007 plan”).

The 1995 plan expired December 2005.  Therefore, no new options can be granted under that plan.  At June 30, 2012, there were 14,001 outstanding exercisable options, which were previously issued under the 1995 plan, expiring on various dates through 2015.

The 2007 plan was adopted and approved by the Company’s Board of Directors on May 8, 2007 and was approved by the shareholders at the May 2008 Annual Meeting of Stockholders.  Pursuant to the 2007 plan, 300,000 shares of common stock of the Company are reserved for issuance to employees, consultants and directors of the Company.  The primary purpose of the 2007 plan is to reward and retain key employees and to compensate directors.  On February 14, 2012, the Company issued to executives and certain employees options to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.75 per share.  At June 30, 2012, there were 120,000 options outstanding of which 20,000 were vested under the 2007 plan.

During the three and six months ended June 30, 2012, the Company incurred compensation expense related to the vesting of stock options totaling approximately $6,000 and $11,000, respectively.  During the three months ended June 30, 2012, a director exercised an aggregate of 20,000 options.

During the three and six months ended June 30, 2011, the Company incurred compensation expense related to the vesting of stock options totaling approximately $2,000 and $4,000, respectively. There were no stock options exercised during the six months ended June 30, 2011.

As of June 30, 2012, there is approximately $56,000 of unrecognized compensation expense related to unvested stock-based compensation awards.  That cost is expected to be recognized over the next 2.6 years.

Under both plans, options were granted to certain employees, executives and directors at prices equal to or greater than the market value of the stock on the dates the options were issued.  The options granted generally have a term of 10 years from the grant date and granted options vest ratably over a three year period.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date.  The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense which would include the expected stock price volatility, risk-free interest rate, weighted-average expected life of the options and the dividend yield.

Historical information is the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of options.  The risk free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Stock option activity for the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2012	54,001	$3.95
Expired/canceled	-	$-
Granted	100,000	$3.75
Exercised	(20,000)	$2.61
Outstanding at June 30, 2012	134,001	$4.00	8.3	$65,000
Exercisable at June 30, 2012	34,001	$4.74	4.3	$35,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 100,000 grants in 2012; dividend yield of 4.06%; expected volatility of 31.70%; risk-free interest rate of .897%; and expected lives of five years.  The fair value of these options issued were $2.98 per share.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Proceeds from stock options exercised	$52,000	$-	$52,000	$-
Tax benefits related to stock options exercised	$13,000	$-	$13,000	$-
Intrinsic value of stock options exercised	$80,000	$-	$80,000	$-

(B)  Dividend

On May 9, 2012, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,277,000 and was paid on May 24, 2012 to stockholders on record as of May 18, 2012.

7.  Earnings per Share

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011		Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net income	$619,000		$425,000	$1,303,000	$36,000
Earnings per share – basic:
Weighted average shares outstanding during the period	6,376,625		6,366,625	6,372,339	6,366,625
Earnings per share - basic	$.10	$	. 07	$.20	$.12
Earnings per share – diluted:
Weighted average shares outstanding during the period	6,376,625		6,366,625	6,372,339	6,366,625
Effect of stock option dilution	8,628		7,954	4,411	7,812
Total shares outstanding for purposes of calculating diluted earnings per share	6,385,253		6,374,579	6,376,750	6,374,437
Earnings per share – diluted	$.10		$.07	$.20	$.12

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues for the quarter ended June 30, 2012 increased by $7,909,000, or 45.4%, to $25,341,000, as compared to $17,432,000 for the quarter ended June 30, 2011.  Total revenues for the six months ended June 30, 2012 increased by $12,823,000, or 37.7%, to $46,803,000, as compared to $33,980,000 for the six months ended June 30, 2011.

The increase in revenues during the three and six months ended June 30, 2012, as compared to the same periods in 2011, was attributed to projects which the Company was awarded in mid 2011 which did not start until the fourth quarter of 2011, and which were fully underway during early 2012.

As of June 30, 2012 the Company had backlog of approximately $74,600,000.  The backlog at June 30, 2012 does not include a recently awarded contract for a 33 story residential building located on the West Side of Manhattan, valued at approximately $10,000,000.

Approximately $34,000,000 of the June 30, 2012 backlog is not reasonably expected to be completed within the year ending December 31, 2012. New contracts secured during 2012 will increase 2012 revenues.  The amount of backlog not reasonably expected to be completed in the current fiscal year is subject to various uncertainties and risks.  The Company is actively seeking new projects to add to its backlog.

Cost of Revenues

Cost of revenues for the quarter ended June 30, 2012 increased by $7,601,000, or 49.5%, to $22,966,000, as compared to $15,365,000 for the quarter ended June 30, 2011.  Cost of revenues for the six months ended June 30, 2011 increased by $11,622,000, or 38.5%, to $41,813,000, as compared to $30,191,000 for the six months ended June 30, 2011.  The increase in cost of revenues for the quarter and six months ended June 30, 2012, as compared to the same periods in 2011, were primarily associated with the increased revenues.

Costs of revenues include subcontractor costs, field labor, material, equipment and overhead expenses.  Overhead expenses include project supervision and drafting salaries as well as insurance costs.  Higher revenues generally require higher expenditures of costs, but high revenues allow the Company to allocate the cost of project supervision and drafting salaries over multiple projects and more effectively utilize its experienced field labor personnel.

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

Gross Profit

Gross profit for the quarter ended June 30, 2012, was $ 2,375,000, or 9.4 % of revenues, as compared to gross profit of $ 2,067,000, or 11.9 % of revenues for the quarter ended June 30, 2011.

Gross profit for the six months ended June 30, 2012 was $4,990,000, or 10.7% of revenues, as compared to gross profit of $3,789,000, or 11.2% of revenues for the six months ended June 30, 2011.

The dollar increase in gross profit for the quarter and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily a result of the increase in revenues.

The decrease in gross profit percentages during the three and six months ended June 30, 2012. as compared to the same periods in 2011, was due to variations in individual profit margins on respective projects during each period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2012 decreased by $ 42,000, or (3.2)%, to $1,276,000, as compared to $1,318,000 for the quarter ended June 30, 2011.  SG&A for the six months ended June 30, 2012 increased by $167,000, or 6.4%, to $2,787,000, as compared to $2,620,000 for the six months ended June 30, 2011.

The decrease in SG&A during the quarter ended June 30, 2012, as compared to the same period in 2011, was primarily related to a decrease in employment costs.

The increase in SG&A during six months ended June 30, 2012, as compared to the same period in 2011, was primarily related to higher employment costs.

Other Income

Other income for the quarter ended June 30, 2012 was $11,000, as compared to $7,000 for the quarter ended June 30, 2011.  Other income for the six months ended June 30, 2012 was $21,000, as compared to $14,000 for the six months ended June 30, 2011.  The increases in other income for the quarter and six months ended June 30, 2012, as compared to the same periods in 2011, were primarily due to an increase in the interest rates that our investments were able to earn.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2012 was $491,000, as compared to the provision for income taxes of $331,000 for the quarter ended June 30, 2011.  The provision for income taxes for the six months ended June 30, 2012 was $921,000, as compared to a provision for income taxes of $447,000 for the six months ended June 30, 2011.

The effective tax rates during the three and six months ended June 30, 2012, and the same periods in 2011, were lower than the Company’s statutory tax rate as a result of  reversals  of prior year over accruals of taxes.

Net Income

As a result of the above mentioned items, the Company reported net income of $619,000, or $.10 per share, basic and diluted, for the quarter ended June 30, 2012, as compared to reported net income of $425,000, or $.07 per share, basic and diluted, for the quarter ended June 30, 2011.

For the six months ended June 30, 2012, the Company reported net income of $1,303,000, or $.20  per share, basic and diluted, as compared to reported net income of $736,000, or $.12 per share, basic and diluted, for the six months ended June 30, 2011.

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

As of June 30, 2012, total cash and cash equivalents was $14,195,000, a $1,842,000 decrease from the $16,037,000 reported as of June 30, 2011. As of June 30, 2012, the Company’s Joint Venture had cash totaling approximately $2,615,000, which is not included in the Company’s consolidated balance sheet as of June 30, 2012. As of June 30, 2012, marketable securities were $2,946,000, as compared to $2,201,000 reported as of June 30, 2011.

Cash provided by operations

Net cash provided by operations was $1,242,000 and $1,863,000 for the six months ended June 30, 2012 and 2011, respectively.

Both periods were affected by the funding of projects, the payment of corporate income taxes and executive bonuses.

Cash received from customers for six months ended June 30, 2012 increased 35%, as compared to the same period in 2011.  Interest income increased in the six months ended June 30, 2012, as compared to the same quarter in 2011.  These receipts were reduced by amounts paid to fund project costs, SG&A costs, interest expense and income taxes.    Payments of corporate income taxes increased by $702,000 in the six months ended June 30, 2012, as compared to the same period in 2011.  All of the above contributed to the decrease in cash provided by operations in six months ended June 30, 2012, as compared to the same period in 2011.

In order to ensure that the Company’s unconsolidated Joint Venture was properly capitalized, the Company and its partner were billing the Joint Venture only for the costs incurred on their respective portions of the joint venture contract.  The decision to bill the Joint Venture only for the costs incurred on the project did not have a significant impact on the Company’s liquidity.

Cash used in investing activities

Net cash used in investing activities was $17,000 and $742,000 for the six months ended June 30, 2012 and 2011, respectively.

The Company purchased property and equipment totaling $55,000 and $1,000 and marketable securities totaling $14,000 and $528,000 during the six months ended June 30, 2012 and 2011, respectively.  In addition, the Company’s unconsolidated joint venture repaid advances totaling $41,000 during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company advanced its unconsolidated joint venture for general construction costs totaling $213,000, which was repaid during July 2011.  During the six months ended June 30, 2012, the Company received proceeds of $11,000 related to the sale of property and equipment.

Cash used in  financing activities

Net cash used in financing activities during the six months ended June 30, 2012 and 2011, was $1,241,000 and $29,000, respectively.

On May 9, 2012, the Company’s Board of Directors declared a cash dividend of $.20 per share.  The aggregate amount of the dividend was $1,277,000 and was paid on May 24,  2012 to stockholders of record as of May 18, 2012.

During the six months ended June 30, 2012, a director exercised options to purchase an aggregate of 20,000 shares contributing cash proceeds of $52,000 to the Company.

The Company presents excess tax benefits resulting from the exercise of stock options as part of cash flows from financing activities.  Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options.  For the six months ended June 30, 2012, $13,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

In addition, the Company repaid principal payments on its mortgage payable totaling $29,000 during each of the periods ended six months ended June 30, 2012 and 2011.

Credit Facility

The Company has a line of credit facility from Bank of America, N.A., which provides borrowings for working capital purposes up to $2,000,000.  This facility expires on March 31, 2013, is secured by the Company’s assets, and is guaranteed by the Company’s subsidiary, KSW Mechanical Services, Inc.  There have been no borrowings against this line of credit.

Advances bear interest, at the Company’s option, at either the bank’s prime lending rate (3.25 % at June 30, 2012) or the London Inter-Bank Offered Rate (“LIBOR”) (.23% at June 30, 2012) plus two percent per annum.

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

The Company’s bonding limits have been sufficient given the volume and size of the Company’s contracts.  The Company’s surety may require that the Company maintain certain tangible net worth levels, and may require additional guarantees if the Company should desire increased bonding limits.  At June 30, 2012, approximately $23,000,000 of the Company’s backlog of $74,600,000  was bonded.

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

Forward-Looking Statements

Certain statements contained in this report are not historical facts and constitute “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995).  These forward looking statements generally can be identified as statements that include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases.  Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements.  This document describes factors that could cause actual results to differ materially from expectations of the Company.  All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.  Such risks, uncertainties, and other important factors include, among others:  inability to obtain bonding, inability to retain senior management, low labor productivity and shortages of skilled labor, a rise in the price of steel products, economic downturn, cancellation, suspension or delay of projects by customers, reliance on certain customers, competition, inflation, the adverse effect of terrorist concerns and activities on public budgets and insurance costs, the unavailability of private funds for construction, and other various matters, many of which are beyond the Company’s control and other factors as are described in “ Part I, Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Forward-looking statements speak only as of the date of the document in which they are made.  Other than required by applicable law, the Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any changes in the Company ’s expectations or any changes in events, conditions or circumstances on which the forward-looking statements are based.

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

In addition, as of June 30, 2012, the Company had $2,946,000 of marketable securities.

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2012, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this assessment, management determined that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act), during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, except the case of KSW Mechanical Services, Inc. v. Pavarini McGovern, LLC, et. al., (PMG), Supreme Court, N.Y. County, which is an action to recover KSW’s contract balance of $529,000, plus delay and impact costs of $160,000, from PMG, the construction manager on the 45th Street Hotel project.  PMG and the owner of the project (“Owner”) have been in litigation and in alternative dispute resolution proceedings over monetary issues.  The construction manager has cited these disputes with the Owner as the basis for failing to pay the Company’s contract balance.  On April 5, 2011, the Owner filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court has approved a Plan of Reorganization which does not impair the rights of mechanic’s lienors, and sets aside $11,000,000 for the payment of mechanics lienors such as the Company.  There are a total of eight actions instituted by various parties, including the Company, arising from the project. These actions have been consolidated for trial, and are now in the discovery stage.  The Company has made a motion for summary judgment, seeking an immediate determination of PMG’s liability to the Company, which was heard by the State Court on June 14, 2012.  A decision is expected later this year.  The Company has also filed a motion in the Bankruptcy proceeding, returnable on August 17, 2012, seeking payment from the $11,000,000 fund. The Company believes that the receivable recorded on its books should be collected.

ITEM 1A.   RISK FACTORS

There have been no material changes in or additions to the risk factors disclosed in the Company’s December 31, 2011 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

11	Statement Regarding Computation of Earnings per Share(see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

32.2	Certificationof Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) our Consolidated Statement of Stockholders’ Equity; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KSW, INC.

Date: August 14, 2012	By:	/s/Richard W. Lucas
Richard W. Lucas
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

KSW, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

11	Statement Regarding Computation of Earnings per Share(see Note 7 to the Consolidated Financial Statements included elsewhere in this Report)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350

32.2	Certificationof Chief Financial Officer required by Rule 13a-14 (b) and 18 U.S.C. §1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) our Consolidated Statement of Stockholders’ Equity; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.